Form 10-Q
period 2022-03-31
PATRIOT NATIONAL BANCORP INC
filed 2022-05-13
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 3,957,269 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2022	2021

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$9,026	$3,264
Interest bearing deposits	35,290	43,781
Total cash and cash equivalents	44,316	47,045
Investment securities:
Available-for-sale securities, at fair value	83,260	94,341
Other investments, at cost	4,450	4,450
Total investment securities	87,710	98,791

Federal Reserve Bank stock, at cost	2,869	2,843
Federal Home Loan Bank stock, at cost	4,184	4,184
Loans receivable (net of allowance for loan losses: 2022: $9,737 and 2021: $9,905)	763,602	729,583
Loans held for sale	5,820	3,129
Accrued interest and dividends receivable	5,596	5,822
Premises and equipment, net	31,269	31,500
Deferred tax asset	13,755	12,146
Goodwill	1,107	1,107
Core deposit intangible, net	284	296
Other assets	14,992	12,035
Total assets	$975,504	$948,481

Liabilities
Deposits:
Noninterest bearing deposits	$237,825	$226,713
Interest bearing deposits	542,024	521,849
Total deposits	779,849	748,562

Federal Home Loan Bank and correspondent bank borrowings	90,000	90,000
Senior notes, net	12,000	12,000
Subordinated debt, net	9,818	9,811
Junior subordinated debt owed to unconsolidated trust, net	8,121	8,119
Note payable	740	791
Advances from borrowers for taxes and insurance	2,574	1,101
Accrued expenses and other liabilities	9,719	10,753
Total liabilities	912,821	881,137

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of March 31, 2022: 4,030,233 shares issued; 3,956,492 shares outstanding; As of December 31, 2021: 4,030,233 shares issued; 3,956,492 shares outstanding.	106,500	106,479
Accumulated deficit	(36,698)	(37,498)
Accumulated other comprehensive loss	(7,119)	(1,637)
Total shareholders' equity	62,683	67,344
Total liabilities and shareholders' equity	$975,504	$948,481

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021

Interest and Dividend Income
Interest and fees on loans	$7,664	$7,743
Interest on investment securities	570	310
Dividends on investment securities	65	34
Other interest income	21	24
Total interest and dividend income	8,320	8,111

Interest Expense
Interest on deposits	409	785
Interest on Federal Home Loan Bank borrowings	737	733
Interest on senior debt	210	229
Interest on subordinated debt	234	234
Interest on note payable and other	4	4
Total interest expense	1,594	1,985

Net interest income	6,726	6,126

Provision for loan losses	-	-

Net interest income after provision for loan losses	6,726	6,126

Non-interest Income
Loan application, inspection and processing fees	87	63
Deposit fees and service charges	64	65
Gains on sales of loans	208	94
Rental income	192	130
Other income	263	90
Total non-interest income	814	442

Non-interest Expense
Salaries and benefits	3,346	2,216
Occupancy and equipment expense	836	920
Data processing expense	330	350
Professional and other outside services	789	852
Project expenses, net	52	10
Advertising and promotional expense	68	62
Loan administration and processing expense	105	24
Regulatory assessments	174	228
Insurance expense, net	77	60
Communications, stationery and supplies	135	145
Other operating expense	517	528
Total non-interest expense	6,429	5,395

Income before income taxes	1,111	1,173

Provision for income taxes	311	319

Net income	$800	$854

Basic earnings per share	$0.20	$0.22
Diluted earnings per share	$0.20	$0.22

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended March 31,
	2022	2021

Net income	$800	$854
Other comprehensive loss
Unrealized holding loss on securities	(7,389)	(229)
Income tax effect	1,907	59
Total other comprehensive loss	(5,482)	(170)
Comprehensive (loss) income	$(4,682)	$684

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2021	3,956,492	$106,479	$(37,498)	$(1,637)	$67,344
Comprehensive income (loss):
Net income	-	-	800	-	800
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(5,482)	(5,482)
Total comprehensive income (loss)	-	-	800	(5,482)	(4,682)
Share-based compensation expense	-	21	-	-	21
Balance at March 31, 2022	3,956,492	$106,500	$(36,698)	$(7,119)	$62,683

	Three Months Ended March 31, 2021
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2020	3,943,572	$106,329	$(42,592)	$(518)	$63,219
Comprehensive income (loss):
Net income	-	-	854	-	854
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(170)	(170)
Total comprehensive income (loss)	-	-	854	(170)	684
Share-based compensation expense	-	34	-	-	34
Vesting of restricted stock	700	-	-	-	-
Balance at March 31, 2021	3,944,272	$106,363	$(41,738)	$(688)	$63,937

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$800	$854
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and accretion of investment premiums and discounts, net	(17)	89
Amortization and accretion of purchase loan premiums and discounts, net	639	285
Amortization of debt issuance costs	9	28
Amortization of core deposit intangible	12	12
Amortization of servicing assets of sold SBA loans	10	6
Depreciation and amortization	323	384
Share-based compensation	21	34
Decrease in deferred income taxes	298	281
Originations of SBA loans held for sale	(5,057)	(2,805)
Proceeds from sale of SBA loans held for sale	2,574	1,006
Gains on sale of SBA loans held for sale, net	(208)	(94)
Net gain on sale and write-down of other real estate owned	-	(2)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	226	350
Increase in other assets	(2,520)	(1,025)
Decrease in accrued expenses and other liabilities	(1,430)	(237)
Net cash used in operating activities	(4,320)	(834)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	2,500	1,886
Principal repayments on available-for-sale securities	2,209	3,066
Purchases of available-for-sale securities	(1,000)	(13,901)
(Purchases) redemptions of Federal Reserve Bank stock	(26)	39
Decrease in originated loans receivable, net	4,312	69,366
Purchases of loans receivable	(39,022)	(16,041)
Purchases of premises and equipment	(91)	(178)
Proceeds from sale of other real estate owned	-	692
Net cash (used in) provided by investing activities	(31,118)	44,929

Cash Flows from Financing Activities:
Increase in deposits	31,287	7,222
Principal repayments of note payable	(51)	(51)
Decrease (increase) in advances from borrowers for taxes and insurance	1,473	(1,628)
Net cash provided by financing activities	32,709	5,543

Net (decrease) increase in cash and cash equivalents	(2,729)	49,638

Cash and cash equivalents at beginning of period	47,045	34,636

Cash and cash equivalents at end of period	$44,316	$84,274

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Three Months Ended March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,247	$1,836
Cash paid for income taxes	$-	$47

Non-cash transactions:
Increase in premises and equipment	$-	$(130)
Reclass of premises and equipment to implementation cost	$-	$52
Increase in accrued expense and other liabilities	$-	$78

Transfers of SBA loans held for sale to loans receivable	$-	$281

Capitalized servicing assets	$52	$17

Operating lease right-of-use assets/ lease liabilites	$61	$-

(Decrease) increase in interest rate swaps	$(405)	$396

Capital raise deferred costs	$863	$-

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 1.    Basis of Financial Statement Presentation

The accompanying unaudited interim condensed consolidated financial statements of Patriot National Bancorp, Inc. (the “Company” or “PNBK”) and its wholly-owned subsidiaries, Patriot Bank, N.A. (the “Bank”), Patriot National Statutory Trust I and PinPat Acquisition Corporation (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2021.

The consolidated balance sheet at December 31, 2021 presented herein has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the remainder of 2022.

Note 2.     Accounting Policies

Please refer to the summary of Significant Accounting Policies included in the Company’s 2021 Annual Report on Form 10-K for a list of all policies in effect as of December 31, 2021.

Recently Issued Accounting Standards

New Accounting Standards Adopted in 2022

There were no applicable material accounting pronouncements adopted by the Company since December 31, 2021.

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

ASU Update 2020-03

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments.” This ASU clarifies various financial instruments topics, including the CECL standard issued in 2016. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Other amendments are effective upon issuance of this ASU. See the discussion regarding the adoption of ASU 2016-13 above.

ASU 2022-02

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures". ASU 2022-02 updates guidance in Topic 326, to eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty and to require entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. if an entity has adopted the amendments in Update 2016-03, including adoption in an interim period. Management is currently evaluating the impact that the standard will have on its consolidated financial statements. See the discussion regarding the adoption of ASU 2016-13 above.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 3.    Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at March 31, 2022 and December 31, 2021 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2022:
U. S. Government agency and mortgage-backed securities	$65,864	$-	$(5,974)	$59,890
Corporate bonds	17,754	43	(3,065)	14,732
Subordinated notes	3,108	9	(48)	3,069
SBA loan pools	5,567	-	(512)	5,055
Municipal bonds	562	-	(48)	514
	$92,855	$52	$(9,647)	$83,260

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$67,850	$24	$(1,245)	$66,629
Corporate bonds	17,754	118	(951)	16,921
Subordinated notes	4,608	35	(17)	4,626
SBA loan pools	5,772	-	(169)	5,603
Municipal bonds	563	1	(2)	562
	$96,547	$178	$(2,384)	$94,341

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of March 31, 2022 and December 31, 2021:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
March 31, 2022:
U. S. Government agency and mortgage-backed securities	$52,958	$(5,216)	$6,932	$(758)	$59,890	$(5,974)
Corporate bonds	12,931	(3,065)	-	-	12,931	(3,065)
Subordinated notes	2,059	(48)	-	-	2,059	(48)
SBA loan pools	2,450	(246)	2,605	(266)	5,055	(512)
Municipal bonds	515	(48)	-	-	515	(48)
	$70,913	$(8,623)	$9,537	$(1,024)	$80,450	$(9,647)

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$60,606	$(1,196)	$1,610	$(49)	$62,216	$(1,245)
Corporate bonds	15,042	(951)	-	-	15,042	(951)
Subordinated notes	-	-	1,092	(17)	1,092	(17)
SBA loan pools	5,603	(169)	-	-	5,603	(169)
Municipal bonds	406	(2)	-	-	406	(2)
	$81,657	$(2,318)	$2,702	$(66)	$84,359	$(2,384)

As of March 31, 2022 and December 31, 2021, thirty-seven of thirty-nine and thirty-two of thirty-nine available-for-sale securities had unrealized losses with an aggregate decline of 10.7% and 2.7% from the amortized cost of those securities, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, corporate debt, and municipal bonds. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, available-for-sale securities of $32.8 million and $36.6 million, respectively, were pledged to the Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the Federal Home Loan Bank and municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of March 31, 2022 and December 31, 2021. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
March 31, 2022:
Corporate bonds	$17,754	$-	$-	$17,754	$14,732	$-	$-	$14,732
Subordinated notes	-	3,108	-	3,108	-	3,069	-	3,069
SBA loan pools	-	-	5,567	5,567	-	-	5,055	5,055
Municipal bonds	-	562	-	562	-	514	-	514
Available-for-sale securities with stated maturity dates	17,754	3,670	5,567	26,991	14,732	3,583	5,055	23,370
U. S. Government agency and mortgage-backed securities	9,986	-	55,878	65,864	9,024	-	50,866	59,890
	$27,740	$3,670	$61,445	$92,855	$23,756	$3,583	$55,921	$83,260

December 31, 2021:
Corporate bonds	$17,754	$-	$-	$17,754	$16,921	$-	$-	$16,921
Subordinated notes	-	4,608	-	4,608	-	4,626	-	4,626
SBA loan pools	-	-	5,772	5,772	-	-	5,603	5,603
Municipal bonds	-	563	-	563	-	562	-	562
Available-for-sale securities with stated maturity dates	17,754	5,171	5,772	28,697	16,921	5,188	5,603	27,712
U. S. Government agency and mortgage-backed securities	13,876	-	53,974	67,850	13,835	-	52,794	66,629
	$31,630	$5,171	$59,746	$96,547	$30,756	$5,188	$58,397	$94,341

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

During the three months ended March 31, 2022, the Bank purchased $1.0 million corporate bonds. During the three months ended March 31, 2021, the Bank purchased $10.9 million U.S. Government agency mortgage-backed securities and $3.0 million SBA government guaranteed loan pools securities. There was no sale of available-for-sale securities in the three months ended March 31, 2022 and 2021.

Note 4.    Loans Receivable and Allowance for Loan and Lease Losses

As of March 31, 2022 and December 31, 2021, loans receivable, net, consisted of the following:

	March 31,	December 31,
(In thousands)	2022	2021
Loan portfolio segment:
Commercial Real Estate	$413,104	$365,247
Residential Real Estate	146,221	158,591
Commercial and Industrial	128,515	122,810
Consumer and Other	71,219	59,364
Construction	12,223	21,781
Construction to Permanent - CRE	2,057	11,695
Loans receivable, gross	773,339	739,488
Allowance for loan and lease losses	(9,737)	(9,905)
Loans receivable, net	$763,602	$729,583

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

During the three months ended March 31, 2022, Patriot purchased $20.7 million of commercial real estate loans. There were no commercial real estate loans purchased during the first quarter of 2021.

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

During the three months ended March 31, 2022, Patriot did not purchase any residential real estate loans. During the three months ended March 31, 2021, $16.0 million of residential real estate loans were purchased.

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

Patriot’s syndicated and leveraged loan portfolio totaled $20.8 million and $19.6 million at March 31, 2022 and December 31, 2021, respectively. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.

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

During the three months ended March 31, 2022, Patriot purchased $18.4 million unsecured consumer loans. During the three months ended March 31, 2021, no consumer loans were purchased.

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

Construction to Permanent - Commercial Real Estate

Loans in this category represent a one-time close of a construction facility with simultaneous conversion to an amortizing mortgage loan. Construction to permanent loans combine a short-term period similar to a construction loan, generally with a variable rate, and a longer term commercial real estate loan typically 20-25 years, resetting every five years to the Federal Home Loan Bank (“FHLB”) rate.

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $28.6 million and $27.1 million as of March 31, 2022 and December 31, 2021, respectively. During the first quarter of 2022, no SBA loans previously classified as held for sale were transferred to held for investment. During the three-month period ended March 31, 2021, $281,000 SBA loans were transferred from held for sale to held for investment.

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

Paycheck Protection Program loans totaled $380,000 and $919,000 as of March 31, 2022 and December 31, 2021, respectively, which are included in the commercial and industrial loan classifications.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three months ended March 31, 2022 and 2021:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended March 31, 2022
Allowance for loan and lease losses:
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
Charge-offs	-	-	(68)	(47)	(70)	-	-	(185)
Recoveries	-	1	15	1	-	-	-	17
Provisions (credits)	(174)	(189)	381	112	48	(32)	(146)	-
March 31, 2022	$4,889	$1,512	$2,860	$319	$56	$9	$92	$9,737

Three months ended March 31, 2021
Allowance for loan and lease losses:
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584
Charge-offs	(42)	(3)	(209)	(18)	-	-	-	(272)
Recoveries	-	-	12	102	-	-	-	114
Provisions (credits)	(289)	533	537	3	(459)	(85)	(240)	-
March 31, 2021	$4,154	$1,909	$3,624	$382	$280	$77	$-	$10,426

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of March 31, 2022 and December 31, 2021:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
March 31, 2022
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,752	$3	$954	$-	$-	$-	$-	$2,709
Collectively evaluated for impairment	3,137	1,509	1,906	319	56	9	92	7,028
Total allowance for loan and lease losses	$4,889	$1,512	$2,860	$319	$56	$9	$92	$9,737

Loans receivable, gross:
Individually evaluated for impairment	$15,643	$2,940	$4,544	$521	$-	$-	$-	$23,648
Collectively evaluated for impairment	397,461	143,281	123,971	70,698	12,223	2,057	-	749,691
Total loans receivable, gross	$413,104	$146,221	$128,515	$71,219	$12,223	$2,057	$-	$773,339

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2021
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,567	$3	$722	$-	$-	$-	$-	$2,292
Collectively evaluated for impairment	3,496	1,697	1,810	253	78	41	238	7,613
Total allowance for loan losses	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905

Loans receivable, gross:
Individually evaluated for impairment	$15,704	$2,954	$4,031	$523	$-	$-	$-	$23,212
Collectively evaluated for impairment	349,543	155,637	118,779	58,841	21,781	11,695	-	716,276
Total loans receivable, gross	$365,247	$158,591	$122,810	$59,364	$21,781	$11,695	$-	$739,488

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

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of March 31, 2022.

(In thousands)	Performing (Accruing) Loans
As of March 31, 2022:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$849	$-	$-	$849	$373,639	$374,488	$-	$374,488
Special mention	-	-	-	-	20,384	20,384	-	20,384
Substandard	339	-	-	339	2,250	2,589	15,643	18,232
	1,188	-	-	1,188	396,273	397,461	15,643	413,104
Residential Real Estate:
Pass	-	-	-	-	141,695	141,695	-	141,695
Substandard	-	-	-	-	1,392	1,392	3,134	4,526
	-	-	-	-	143,087	143,087	3,134	146,221
Commercial and Industrial:
Pass	997	-	-	997	119,292	120,289	-	120,289
Special mention	-	-	-	-	1,435	1,435	-	1,435
Substandard	573	-	-	573	1,674	2,247	4,544	6,791
	1,570	-	-	1,570	122,401	123,971	4,544	128,515
Consumer and Other:
Pass	-	-	-	-	71,051	71,051	-	71,051
Substandard	-	-	-	-	23	23	145	168
	-	-	-	-	71,074	71,074	145	71,219
Construction:
Pass	-	-	-	-	12,223	12,223	-	12,223
	-	-	-	-	12,223	12,223	-	12,223
Construction to Permanent - CRE:
Pass	-	-	-	-	2,057	2,057	-	2,057
	-	-	-	-	2,057	2,057	-	2,057

Total	$2,758	$-	$-	$2,758	$747,115	$749,873	$23,466	$773,339

Loans receivable, gross:
Pass	$1,846	$-	$-	$1,846	$719,957	$721,803	$-	$721,803
Special mention	-	-	-	-	21,819	21,819	-	21,819
Substandard	912	-	-	912	5,339	6,251	23,466	29,717
Loans receivable, gross	$2,758	$-	$-	$2,758	$747,115	$749,873	$23,466	$773,339

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize performing and non-performing loans (i.e., non-accruing) receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2021.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2021:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$696	$-	$-	$696	$324,858	$325,554	$-	$325,554
Special mention	-	-	-	-	16,625	16,625	-	16,625
Substandard	-	-	-	-	7,364	7,364	15,704	23,068
	696	-	-	696	348,847	349,543	15,704	365,247
Residential Real Estate:
Pass	-	-	-	-	154,044	154,044	-	154,044
Special mention	-	-	-	-	1,399	1,399	-	1,399
Substandard	-	-	-	-	-	-	3,148	3,148
	-	-	-	-	155,443	155,443	3,148	158,591
Commercial and Industrial:
Pass	243	-	-	243	114,306	114,549	-	114,549
Special mention	-	-	-	-	1,951	1,951	-	1,951
Substandard	-	-	-	-	2,209	2,209	4,101	6,310
	243	-	-	243	118,466	118,709	4,101	122,810
Consumer and Other:
Pass	-	26	2	28	59,171	59,199	-	59,199
Substandard	-	-	-	-	23	23	142	165
	-	26	2	28	59,194	59,222	142	59,364
Construction:
Pass	-	-	-	-	21,781	21,781	-	21,781
	-	-	-	-	21,781	21,781	-	21,781
Construction to Permanent - CRE:
Pass	-	-	-	-	11,695	11,695	-	11,695
	-	-	-	-	11,695	11,695	-	11,695

Total	$939	$26	$2	$967	$715,426	$716,393	$23,095	$739,488

Loans receivable, gross:
Pass	$939	$26	$2	$967	$685,855	$686,822	$-	$686,822
Special mention	-	-	-	-	19,975	19,975	-	19,975
Substandard	-	-	-	-	9,596	9,596	23,095	32,691
Loans receivable, gross	$939	$26	$2	$967	$715,426	$716,393	$23,095	$739,488

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of March 31, 2022 and December 31, 2021:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of March 31, 2022:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$6,787	$6,787	$8,856	$15,643
Residential Real Estate:
Substandard	696	-	2,419	3,115	19	3,134
Commercial and Industrial:
Substandard	-	118	3,292	3,410	1,134	4,544
Consumer and Other:
Substandard	-	-	121	121	24	145
Total non-accruing loans	$696	$118	$12,619	$13,433	$10,033	$23,466

As of December 31, 2021:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$15,704	$15,704	$-	$15,704
Residential Real Estate:
Substandard	-	-	2,419	2,419	729	3,148
Commercial and Industrial:
Substandard	-	491	2,458	2,949	1,152	4,101
Consumer and Other:
Substandard	-	94	28	122	20	142
Total non-accruing loans	$-	$585	$20,609	$21,194	$1,901	$23,095

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $115,000 and $255,000 would have been recognized during the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022 and 2021, interest income collected and recognized on non-accruing loans was $90,000 and $48,000, respectively.

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

The following table summarizes the recorded investment in TDRs as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022		December 31, 2021
Loan portfolio segment:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	1	$8,856	1	$8,884
Residential Real Estate	3	856	3	870
Consumer and Other	3	637	3	640
Total TDR Loans	7	10,349	7	10,394
Less:
TDRs included in non-accrual loans	3	(9,646)	3	(9,688)
Total accrual TDR Loans	4	$703	4	$706

During the three months ended March 31, 2022 and 2021, no loans were modified as TDRs, and there were no defaults of TDRs.

The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending the interest-only payment period, or substituting or adding a co-borrower or guarantor. There were no defaults of TDRs during the three months ended March 31, 2022 and 2021. At March 31, 2022 and December 31, 2021, there were no commitments to advance additional funds under TDRs.

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Impaired Loans

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. Based on the on-going monitoring and analysis of the loan portfolio, thirty-five impaired loans totaling $24.2 million, were identified as of March 31, 2022. Twenty-five out of thirty-five impaired loans totaling $23.6 million, were individually evaluated for impairment, for which $2.7 million specific reserves were established. The remaining ten impaired loans with balances under $100,000, totaling $521,000, with a general reserve of $6,000 were collectively evaluated, and not individually evaluated for impairment.

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

The following table reflects information about the impaired loans by class as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022			December 31, 2021
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$6,787	$7,765	$-	$6,820	$7,776	$-
Residential Real Estate	2,834	2,758	-	2,847	2,763	-
Commercial and Industrial	612	743	-	630	758	-
Consumer and Other	521	521	-	523	523	-
	10,754	11,787	-	10,820	11,820	-
With a related allowance recorded:
Commercial Real Estate	$8,856	$8,805	$1,752	8,884	8,811	1,567
Residential Real Estate	3,932	4,592	954	461	488	8
Commercial and Industrial	460	486	7	3,471	3,916	723
Consumer and Other	167	201	2	166	201	1
	13,415	14,084	2,715	12,982	13,416	2,299

Impaired Loans, Total:
Commercial Real Estate	15,643	16,570	1,752	15,704	16,587	1,567
Residential Real Estate	6,766	7,350	954	3,308	3,251	8
Commercial and Industrial	1,072	1,229	7	4,101	4,674	723
Consumer and Other	688	722	2	689	724	1
Impaired Loans, Total	$24,169	$25,871	$2,715	$23,802	$25,236	$2,299

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table summarizes additional information regarding impaired loans by class for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands)	2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,806	$32	$6,078	$-
Residential Real Estate	2,840	8	4,248	13
Commercial and Industrial	621	4	2,745	46
Consumer and Other	522	4	945	6
	10,789	48	14,016	65
With a related allowance recorded:
Commercial Real Estate	8,873	25	8,813	-
Residential Real Estate	1,328	21	190	3
Commercial and Industrial	2,738	2	462	26
Consumer and Other	165	1	47	2
	13,104	49	9,512	31
Impaired Loans, Total:
Commercial Real Estate	15,679	57	14,891	-
Residential Real Estate	4,168	29	4,438	16
Commercial and Industrial	3,359	6	3,207	72
Consumer and Other	687	5	992	8
Impaired Loans, Total	$23,893	$97	$23,528	$96

Note 5.    Loans Held for Sale

Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of March 31, 2022, SBA loans held for sale was $5.8 million, consisting of $1.3 million SBA commercial real estate loans and $4.5 million SBA commercial and industrial loans, respectively. There were $3.1 million of SBA loans held for sale at December 31, 2021, consisting of $2.6 million SBA commercial and industrial loans and $562,000 SBA commercial real estate loans. No SBA loans previously classified as held for sale were transferred to held for investment in the first quarter of 2022. During the three months ended March 31, 2021, $281,000 SBA loans previously classified as held for sale were transferred to held for investment.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $31.2 million and $29.6 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the servicing asset has a carrying value of $626,000 and $584,000, respectively, and fair value of $660,000 and $617,000, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the consolidated balance sheets.

The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2022 and 2021:

(In thousands)	Three Months Ended March 31,
	2022	2021
Beginning balance	$584	$316
Servicing rights capitalized	52	17
Servicing rights amortized	(8)	(6)
Servicing rights disposed	(2)	-
Ending balance	$626	$327

Note 6.    Business Combination, Goodwill and Other Intangible Assets

The Company completed its acquisition of Prime Bank in May 2018, and recorded $1.1 million of goodwill after adjustments as of May 10, 2019. In December 2020, a purchase price adjustment of $556,000 was recognized to project expenses on the consolidated statements of operations. The charge represented an adjustment to the earlier estimate of the final purchase price upon preliminary settlement of the litigation related to a dispute over the final purchase price in 2020. There was no further adjustment to goodwill as of March 31, 2022.

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

The Company did not perform an interim goodwill test in the first quarter of 2022 as no events occurred which would trigger an impairment assessment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Merger and acquisition with American Challenger

On November 15, 2021, the Company and American Challenger Development Corp., a Delaware corporation (“American Challenger”), entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), which was subsequently amended on January 26, 2022 and February 28, 2022 (the Original Merger Agreement, as amended, referred to as the “Merger Agreement”). Pursuant to the Merger Agreement, American Challenger will merge with and into PNBK (the "Merger"). Following the Merger, Patriot Bank will adopt a consolidated business plan and will operate as two divisions. The Patriot Bank Division will continue to operate the existing business model. The American Challenger Division will execute the high-growth component of the consolidated business plan. To date, the Company incurred $1.9 million of project expenses in connection with the Merger.

The pending acquisition is subject to several material conditions including obtaining regulatory and shareholder approval.

Note 7.     Deposits

The following table presents the balance of deposits held, by category as of March 31, 2022 and December 31, 2021.

(In thousands)	March 31, 2022	December 31, 2021
Non-interest bearing	$237,825	$226,713

Interest bearing:
Negotiable order of withdrawal accounts	42,272	34,741
Savings	105,871	109,744
Money market	146,819	164,518
Certificates of deposit, less than $250,000	158,625	142,246
Certificates of deposit, $250,000 or greater	53,513	53,584
Brokered deposits	34,924	17,016

Interest bearing, Total	542,024	521,849

Total Deposits	$779,849	$748,562

On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. The prepaid debit card deposits are included in the non-interest-bearing deposits and money market deposits, which totaled approximately $146.8 million and $150.4 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$96,349	$41,582	$1,498	$139,429
More than 1 year through 2 years	39,836	8,668	28,320	76,824
More than 2 years through 3 years	8,710	2,503	5,106	16,319
More than 3 years through 4 years	3,936	760	-	4,696
More than 4 years through 5 years	9,794	-	-	9,794
	$158,625	$53,513	$34,924	$247,062

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

Patriot entered two initial interest rate swaps under the program in November 2018, and another two swaps were entered into in May 2019. As of March 31, 2022 and December 31, 2021, Patriot had cash pledged for collateral on its interest rate swaps of $1.1 million and $1.4 million, respectively. This collateral is included in other assets on the consolidated balance sheets.

The Company did not recognize any net gain or loss in other noninterest income on the consolidated statements of operations during the three months ended March 31, 2022 and 2021.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
March 31, 2022
Classified in Other Assets:
Customer interest rate swap	$4,816	7.1	5.25%	1 Mo. LIBOR + 1.96%	$318
Customer interest rate swap	1,389	7.3	4.38%	1 Mo. LIBOR + 2.00%	15

Classified in Other Liabilities:
3rd party interest rate swap	$4,816	7.1	5.25%	1 Mo. LIBOR + 1.96%	$(318)
3rd party interest rate swap	1,389	7.3	4.38%	1 Mo. LIBOR + 2.00%	(15)

December 31, 2021
Classified in Other Assets:
Customer interest rate swap	$4,843	7.3	5.25%	1 Mo. LIBOR + 1.96%	$638
Customer interest rate swap	1,398	7.5	4.38%	1 Mo. LIBOR + 2.00%	100

Classified in Other Liabilities:
3rd party interest rate swap	$4,843	7.3	5.25%	1 Mo. LIBOR + 1.96%	$(638)
3rd party interest rate swap	1,398	7.5	4.38%	1 Mo. LIBOR + 2.00%	(100)

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

The 2020 Plan authorizes 3,000,000 shares of the Company’s Common Stock for issuance. As of March 31, 2022, 2,834,617 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

The following is a summary of the status of the Company’s restricted shares and changes for the three months ended March 31, 2022 and 2021:

Three months ended March 31, 2022:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	21,468	$6.48
Unvested at March 31, 2022	21,468	$6.48

Three months ended March 31, 2021:
Unvested at December 31, 2020	18,498	$7.29
Vested	(700)	$17.85
Unvested at March 31, 2021	17,798	$6.88

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three months ended March 31, 2022, the Company recognized total share-based compensation expense of $21,000. The share-based compensation attributable to employees of Patriot amounted to $8,000. Included in share-based compensation expense were $13,000 attributable to Patriot’s external directors, who received total compensation of $63,000, which amounts are included in other operating expenses in the consolidated statements of operations.

For the three months ended March 31, 2021, the Company recognized total share-based compensation expense of $34,000. The share-based compensation attributable to employees of Patriot amounted to $15,000. Included in share-based compensation expense were $19,000 attributable to Patriot’s external directors, who received total compensation of $94,000, which amounts are included in other operating expenses in the consolidated statements of operations.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of March 31, 2022 amounted to $184,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 3.14 years.

Dividends

The Company has not paid any dividends since 2020 and has temporarily suspended dividend payments pending resolution of the economic uncertainties associated with the Coronavirus pandemic.

Retirement Plan

The Company offers a 401K retirement plan (the “401K”), which provides for tax-deferred salary deductions for eligible employees. Employees may choose to make voluntary contributions to the 401K, limited to an annual maximum amount as set forth periodically by the Internal Revenue Service. The Company matches 50% of such contributions, up to a maximum of nine percent of an employee's annual compensation. During the three months ended March 31, 2022 and 2021, compensation expense under the 401K aggregated $74,000 and $48,000, respectively.

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

The following table summarizes the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

(Net income in thousands)	Three Months Ended March 31,
	2022	2021
Basis earnings per share:
Net income attributable to Common shareholders	$800	$854
Divided by:
Weighted average shares outstanding	3,956,492	3,943,580

Basic earnings per common share	$0.20	$0.22

Diluted earnings per share:
Net income attributable to Common shareholders	$800	$854

Weighted average shares outstanding	3,956,492	3,943,580

Effect of potentially dilutive restricted common shares	9,510	1,540

Divided by:
Weighted average diluted shares outstanding	3,966,002	3,945,120

Diluted earnings per common share	$0.20	$0.22

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

Financial instruments with credit risk at March 31, 2022 and December 31, 2021 are as follows:

(In thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit:
Unused lines of credit	$76,691	$68,341
Undisbursed construction loans	16,314	18,594
Home equity lines of credit	16,520	16,396
Future loan commitments	41,427	23,486
Financial standby letters of credit	164	164
	$151,116	$126,981

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a reserve for credit loss of $8,000 and $8,000 as of March 31, 2022 and December 31, 2021, respectively, which is included in accrued expenses and other liabilities.

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

In September 2019, the community bank leverage ratio ("CBLR") framework was jointly issued by the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”) and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% beginning January 1, 2022.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. A community bank which meets the leverage ratio requirement and other CBLR framework requirements will not be subject to other capital and leverage requirements and will be considered “well capitalized.”

In September 2021, the Bank elected to adopt the CBLR framework. The Bank’s Tier 1 leverage ratio as of March 31, 2022 and December 31, 2021 was 9.94% and 9.86%, respectively, which satisfied the “greater than 9 percent” leverage ratio requirement under the CBLR framework. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.

The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at March 31, 2022 and December 31, 2021 are summarized as follows:

(In thousands)
	March 31, 2022			December 31, 2021
Patriot Bank, N.A.	Amount	Ratio		Amount	Ratio
Tier 1 Leverage Capital (to average assets):
Actual	$95,094	9.94%		$93,923	9.86%
To be Well Capitalized	86,133	9.00%	(1)	85,773	9.00%	(1)

(1)	Leverage Capital Ratio greater than 9% is considered well-capitalized under the CBLR Framework.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both March 31, 2022 and December 31, 2021 due to its short-term nature.

Federal Reserve Bank Stock and Federal Home Loan Bank Stock

Shares in the FRB and Federal Home Loan Bank (“FHLB”) are purchased and redeemed based upon their $100 par value. The stocks are non-marketable equity securities, and as such, are considered restricted securities that are carried at cost.

Loans

The fair value of loan portfolio is estimated by discounting the future cash flows using the rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. We estimate the fair value of our loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, national and regional market trends and other adjustments, utilizing publicly available rates and indices. The application of an exit price notion requires the use of significant judgment.

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

Derivative asset (liability) - Interest Rate Swaps

The Company’s derivative assets and liabilities consist of transactions as part of management’s strategy to manage interest rate risk. The valuation of interest rate swap agreements does not contain any counterparty risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy. See Note 8 for additional disclosures on derivatives.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of March 31, 2022 and December 31, 2021:

(In thousands)		March 31, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$9,026	$9,026	$3,264	$3,264
Interest-bearing deposits due from banks	Level 1	35,290	35,290	43,781	43,781
Available-for-sale securities	Level 2	72,023	72,023	81,161	81,161
Available-for-sale securities	Level 3	11,237	11,237	13,180	13,180
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,869	2,869	2,843	2,843
Federal Home Loan Bank stock	Level 2	4,184	4,184	4,184	4,184
Loans receivable, net	Level 3	763,602	754,217	729,583	727,733
Loans held for sale	Level 2	5,820	6,506	3,129	3,506
SBA servicing assets	Level 3	626	660	584	617
Accrued interest receivable	Level 2	5,596	5,596	5,822	5,822
Interest rate swap receivable	Level 2	333	333	738	738

Financial assets, total		$915,056	$906,391	$892,719	$891,279

Financial Liabilities:
Demand deposits	Level 2	$237,825	$237,825	$226,713	$226,713
Savings deposits	Level 2	105,871	105,871	109,744	109,744
Money market deposits	Level 2	146,819	146,819	164,518	164,518
NOW accounts	Level 2	42,272	42,272	34,741	34,741
Time deposits	Level 2	212,138	209,462	195,830	195,048
Brokered deposits	Level 1	34,924	34,267	17,016	17,003
FHLB borrowings	Level 2	90,000	91,087	90,000	93,643
Senior notes	Level 2	12,000	12,002	12,000	12,045
Subordinated debt	Level 2	9,818	9,758	9,811	9,947
Junior subordinated debt owed to unconsolidated trust	Level 2	8,121	8,121	8,119	8,119
Note payable	Level 3	740	706	791	775
Accrued interest payable	Level 2	680	680	343	343
Interest rate swap liability	Level 2	333	333	738	738

Financial liabilities, total		$901,541	$899,203	$870,364	$873,377

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of March 31, 2022 and December 31, 2021:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2022
U. S. Government agency and mortgage-backed securities	$-	$59,890	$-	$59,890
Corporate bonds	-	3,495	11,237	14,732
Subordinated notes	-	3,069	-	3,069
SBA loan pools	-	5,055	-	5,055
Municipal bonds	-	514	-	514
Available-for-sale securities	$-	$72,023	$11,237	$83,260

Interest rate swap receivable	$-	$333	$-	$333

Interest rate swap liability	$-	$333	$-	$333

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$-	$66,629	$-	$66,629
Corporate bonds	-	3,741	13,180	16,921
Subordinated notes	-	4,626	-	4,626
SBA loan pools	-	5,603	-	5,603
Municipal bonds	-	562	-	562
Available-for-sale securities	$-	$81,161	$13,180	$94,341

Interest rate swap receivable	$-	$738	$-	$738

Interest rate swap liability	$-	$738	$-	$738

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

As of March 31, 2022 and December 31, 2021, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three months ended March 31, 2022 and 2021, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The reconciliation of the beginning and ending balances during 2022 for Level 3 available-for-sale securities is as follows:

(In thousands)
Three Months Ended March 31, 2022
Level 3 fair value, beginning of year	$13,180
Purchases	-
Realized gain (loss)	-
Unrealized loss	(1,943)
Transfers in and /or out of Level 3	-
Level 3 fair value, end of year	$11,237

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2022:
Impaired loans, net	$20,939	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	660	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2021:
Impaired loans, net	$20,920	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	617	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of March 31, 2022 and December 31, 2021, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains statements that relate to future events and expectations and, as such, constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our strategies, outlook, business and financial prospects, business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Forward-looking statements are not guarantees of future performance. Although Patriot believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, these expectations may not be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties and changes in circumstances, many of which are beyond Patriot’s control.

Many possible events or factors could affect Patriot’s future financial results and performance and could cause the actual results, performance or achievements of Patriot to differ materially from any anticipated results expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others:

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

(25) our compensation expense associated with equity allocated or awarded to our employees;

(26) the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement, as amended, between the Company and American Challenger, or the Investment Agreements between the Company and the investors in the capital raise in connection with the merger with American Challenger (the “Merger”);

(27) the failure to obtain the necessary approvals of the Company’s shareholders on the proposed Merger;

(28) the outcome of any legal proceedings that may be instituted against the Company and/or American Challenger;

(29) the failure to obtain required governmental approvals on the proposed Merger or a delay in obtaining such approvals;

(30) the failure of any of the closing conditions in the Merger Agreement, as amended or Investment Agreements related to the capital raise, to be satisfied on a timely basis or at all;

(31) delays in closing the proposed Merger or capital raise;

(32) the possibility that the proposed Merger and capital raise may be more expensive to complete than anticipated, including as a result of unexpected factors or event; and

(33) the dilution caused by the Company’s issuance of additional shares of its capital stock in connection with the proposed Merger and the capital raise.

The risks and uncertainties included here are not exhaustive. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021. Further, it is not possible to assess the effect of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan and lease losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, the impairment of goodwill, the valuation of derivatives, and the valuation of servicing assets as certain of the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the 2021 Form 10-K for additional information.

Summary

The Company reported net income for the first quarter of 2022 of $800,000 ($0.20 basic and diluted earnings per share), compared to a net income of $845,000 ($0.22 basic and diluted earnings per share) for the first quarter of 2021. The prior year first quarter results included the recognition of an employee retention tax credit of $843,000, while no retention tax credit was recognized in the first quarter of 2022.

The Bank continued to show improved net interest margins and deposit growth. The prepaid debit card program continues to be a low-cost funding source for the Bank and has increased substantially to $146.8 million as of March 31, 2022 from $50.0 million acquired in July 2020. The portfolio growth provides a substantial improvement to the Bank’s net interest margin and overall funding costs.

The previously announced pending merger transaction with American Challenger is nearing the final stages of its process. The merger remains subject to regulatory and shareholder approvals.

Financial Condition

As of March 31, 2022, total assets increased $27.0 million to $975.5 million, as compared to $948.5 million at December 31, 2021, primarily due to increase in net loans which increased from $729.6 million at December 31, 2021, to $763.6 million at March 31, 2022. Total deposits increased from $748.6 million at December 31, 2021, to $779.8 million at March 31, 2022.

Cash and Cash Equivalents

Cash and cash equivalents decreased $2.7 million, from $47.0 million at December 31, 2021 to $44.3 million at March 31, 2022. The decrease in 2022 was primarily due to cash used for loan purchases of $39.0 million, which was partially offset by increase in deposits of $31.2 million. The Company’s liquidity position is strong with liquid assets rising to 10.4% of total assets at March 31, 2022.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	March 31,	December 31,	Increase / (Decrease)
	2022	2021	($)	(%)
U. S. Government agency and mortgage-backed securities	$59,890	$66,629	$(6,739)	-10.11%
Corporate bonds	14,732	16,921	(2,189)	-12.94%
Subordinated notes	3,069	4,626	(1,557)	-33.66%
SBA loan pools	5,055	5,603	(548)	-9.78%
Municipal bonds	514	562	(48)	-8.54%
Total available-for-sale securities, at fair value	83,260	94,341	(11,081)	-11.75%

Other investments, at cost	4,450	4,450	-	0.00%

	$87,710	$98,791	$(11,081)	-11.22%

Total investments decreased by $11.1 million, from $98.8 million at December 31, 2021 to $87.7 million at March 31, 2022. The decrease in 2022 was primarily attributable to the net unrealized loss of $9.6 million for the available-for-sale securities. There were no sales of available-for-sale securities in the three months ended March 31, 2022 and 2021.

Loans held for investment

The following table provides the composition of the Company’s loan held for investment portfolio as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$413,104	53.41%	$365,247	49.38%
Residential Real Estate	146,221	18.91%	158,591	21.45%
Commercial and Industrial	128,515	16.62%	122,810	16.61%
Consumer and Other	71,219	9.21%	59,364	8.03%
Construction	12,223	1.58%	21,781	2.95%
Construction to permanent - CRE	2,057	0.27%	11,695	1.58%
Loans receivable, gross	773,339	100.00%	739,488	100.00%
Allowance for loan losses	(9,737)		(9,905)
Loans receivable, net	$763,602		$729,583

The Company’s gross loan portfolio increased $33.8 million, from $739.5 million at December 31, 2021 to $773.3 million at March 31, 2022. The increase in loans was primarily attributable to $42.6 million of new loan origination and $39.0 million in purchases of loans receivable which was partially offset by $46.9 million paydown of the loans.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of March 31, 2022 and December 31, 2021, SBA loans included in the commercial and industrial loan were $18.6 million and $17.4 million, respectively. SBA loans included in the commercial real estate loans were $10.0 million and $9.7 million, respectively.

At March 31, 2022, the net loan to deposit ratio was 98% and the net loan to total assets ratio was 78%. At December 31, 2021, these ratios were 97% and 77%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses decreased $168,000 or 1.7% from $9.9 million at December 31, 2021 to $9.7 million at March 31, 2022. The decrease was primarily attributable to the recovering economy and reduction in the number of classified loans.

Based upon the overall assessment and evaluation of the loan portfolio at March 31, 2022, management believes $9.7 million in the allowance for loan and lease losses, which represented 1.3% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio, and no provision for loan losses was required for the three months ended March 31, 2022.

The following table provides detail of activity in the allowance for loan and lease losses:

	Three Months Ended March 31,
(In thousands)	2022	2021

Balance at beginning of the period	$9,905	$10,584
Charge-offs:
Commercial Real Estate	-	(42)
Residential Real Estate	-	(3)
Commercial and Industrial	(68)	(209)
Consumer and Other	(47)	(18)
Construction	(70)	-
Total charge-offs	(185)	(272)
Recoveries:
Residential Real Estate	1	-
Commercial and Industrial	15	12
Consumer and Other	1	102
Total recoveries	17	114

Net charge-offs	(168)	(158)
Provision charged to earnings	-	-
Balance at end of the period	$9,737	$10,426

Ratios:
Net charge-offs to average loans	(0.02)%	(0.02)%
Allowance for loan losses to total loans	1.26%	1.54%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment:

(In thousands)	March 31, 2022		December 31, 2021
Allowance for loan and lease losses	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$4,889	53.41%	$5,063	49.38%
Residential Real Estate	1,512	18.91%	1,700	21.45%
Commercial and Industrial	2,860	16.62%	2,532	16.61%
Consumer and Other	319	9.21%	253	8.03%
Construction	56	1.58%	78	2.95%
Construction to permanent - CRE	9	0.27%	41	1.58%
Unallocated	92	N/A	238	N/A
Total	$9,737	100.00%	$9,905	100.00%

Non-performing Assets

The following table presents non-performing assets as of March 31, 2022 and December 31, 2021:

(In thousands)
	March 31, 2022	December 31, 2021
Non-accruing loans:
Commercial Real Estate	$15,643	$15,704
Residential Real Estate	3,134	3,148
Commercial and Industrial	4,544	4,101
Consumer and Other	145	142
Total non-accruing loans	23,466	23,095

Loans past due over 90 days and still accruing	-	2
Total nonperforming assets	$23,466	$23,097

Nonperforming assets to total assets	2.41%	2.44%
Nonperforming loans to total loans, net	3.07%	3.17%

As of March 31, 2022, the $23.5 million of non-accrual loans was comprised of 31 borrowers, for which a specific reserve of $2.7 million was established. Three TDR loans of total $9.6 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. Non-accrual loans are included in the impaired loans.

As of December 31, 2021, the $23.1 million of non-accrual loans was comprised of 30 borrowers, for which a specific reserve of $2.3 million was established. Three TDR loans of total $9.7 million were included in the non-accrual loans as of December 31, 2021.

Loans held for sale

SBA loans held for sale totaled $5.8 million and $3.1 million as of March 31, 2022 and December 31, 2021, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at March 31, 2022, consisted of $1.3 million SBA commercial real estate and $4.5 million SBA commercial and industrial loans, respectively. SBA loans held for sale at December 31, 2021, consisted entirely of $2.6 million SBA commercial and industrial loans and $562,000 SBA commercial real estate, respectively.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018 and recorded $1.1 million of goodwill after adjustments as of May 10, 2019. No further adjustment to the goodwill was made as of March 31, 2022.

The Company did not perform an interim goodwill test for the three months ended March 31, 2021 as no events occurred which would trigger an impairment assessment.

Deferred Taxes

Deferred tax assets were $13.8 million and $12.1 million at March 31, 2022 and December 31, 2021, respectively. Deferred tax assets consist predominately of net operating losses, capitalized costs and allowances for loan losses.

The effective tax rate for the three months ended March 31, 2022 was 28.0%, compared to the effective tax rate of 27.2% for the three months ended March 31, 2021. The Company’s effective rates for both periods were affected primarily by states taxes and non-deductible expenses.

Patriot anticipates utilizing the net operating loss carry forwards to reduce income taxes otherwise payable on current and future years taxable income.

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and state net operating loss carry-forwards that do not begin to expire until the year of 2030. As of December 31, 2021, after weighing both positive and negative evidence, Patriot fully reversed the valuation allowance of $1.9 million recorded in 2020. No valuation allowance was recorded as of March 31, 2022. The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will not be realized, the valuation allowance will be adjusted.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)			Increase/(Decrease)
	March 31, 2022	December 31, 2021	$	%
Non-interest bearing:
Non-interest bearing	$120,835	$127,420	$(6,585)	(5.17)%
Prepaid DDA	116,990	99,293	17,697	17.82%
Total non-interest bearing	237,825	226,713	11,112	4.90%

Interest bearing:
Negotiable order of withdrawal accounts	42,272	34,741	7,531	21.68%
Savings	105,871	109,744	(3,873)	(3.53)%
Money market	117,049	113,428	3,621	3.19%
Money market - prepaid deposits	29,770	51,090	(21,320)	(41.73)%
Certificates of deposit, less than $250,000	158,625	142,246	16,379	11.51%
Certificates of deposit, $250,000 or greater	53,513	53,584	(71)	(0.13)%
Brokered deposits	34,924	17,016	17,908	105.24%
Total Interest bearing	542,024	521,849	20,175	3.87%

Total Deposits	$779,849	$748,562	$31,287	4.18%

The Bank has improved its deposit and funding mix over the past year, while reducing its aggregate cost of funds.

Borrowings

Total borrowings were $120.7 million at both March 31, 2022 and December 31, 2021. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

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

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At March 31, 2022 and December 31, 2021, outstanding advances from the FHLB-B both aggregated $90.0 million.

At March 31, 2022, advances of $90.0 million outstanding bore fixed rates of interest ranging from 2.4% to 4.23% with maturities ranging from 1.3 year to 2.5 years. The FHLB-B advances with fixed interest rates have a weighted average interest rate of 3.26%.

At March 31, 2022, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $233.1 million. Remaining unused borrowing capacity under this line totaled $65.9 million at March 31, 2022.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three months ended March 31, 2022 and 2021, no funds had been borrowed under the line of credit.

Interest expense incurred for the three months ended March 31, 2022 and 2021 were $737,000 and $733,000, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $5 million at March 31, 2022 and $5 million at December 31, 2021. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.

There was no outstanding balance under the agreements at March 31, 2022 and December 31, 2021. No interest expense incurred for the three months ended March 31, 2022 and 2021.

Other Borrowing

In August 2020, Patriot was approved to pledge commercial and industrial loans and leases, commercial real estate, construction loans and one-to-four family first lien loans under the Federal Reserve Bank of New York’s (“FRBNY”) Borrower-in-Custody program. As of March 31, 2022, Patriot had pledged eligible loans with a book value of $21.5 million and a collateral value of $15.6 million as collateral to support borrowing capacity at the FRBNY. There was no outstanding balance under the agreements at March 31, 2022.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum (the “Senior Notes”). On November 17, 2021, the original maturity date of the Senior Notes was extended from December 22, 2021 to June 30, 2022. Interest on the Senior Notes is payable semi-annually on September 22 and December 22 of each year beginning on June 22, 2017.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At March 31, 2022 and December 31, 2021, the debt issuance costs were fully amortized.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $210,000 and $229,000, respectively.

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

The Subordinated Notes initially bears interest at 6.25% per annum, from and including June 29, 2018, to but excluding, June 30, 2023, payable semi-annually in arrears. From and including June 30, 2023, until but excluding June 30, 2028 or an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR (but not less than zero) plus 332.5 basis points, payable quarterly in arrears. The Company may, at its option, beginning on June 30, 2023 and on any scheduled interest payment date thereafter, redeem the Subordinated Notes.

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At March 31, 2022 and December 31, 2021, $182,000 and $189,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.

For the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $163,000 and $163,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (4.11% at March 31, 2022) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of March 31, 2022 and December 31, 2021, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $127,000 and $129,000, respectively, and accrued interest on the junior subordinated debentures was $5,000 and $4,000, respectively.

For the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $71,000 and $70,000, respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of March 31, 2022 and December 31, 2021, the note had a balance outstanding of $740,000 and $791,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three months ended March 31, 2022 and 2021, the Company recognized interest expense of $4,000 and $4,000, respectively.

Derivatives

As of March 31, 2022, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three months ended March 31, 2022 and 2021, respectively.

Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.

Equity

Equity decreased $4.6 million, from $67.3 million at December 31, 2021 to $62.7 million at March 31, 2022, primarily due to $5.5 million of net unrealized loss for investment portfolio, which was partially offset by $800,000 of net income for the three months ended March 31, 2022.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $24.1 million from $127.0 million at December 31, 2021 to $151.1 million at March 31, 2022.

Average Balances

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended March 31, 2022 and 2021:

(In thousands)	Three Months ended March 31,
	2022			2021
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$748,256	$7,664	4.15%	$702,539	$7,743	4.47%
Investments	103,325	635	2.46%	61,811	344	2.23%
Cash equivalents and other	39,728	21	0.21%	66,080	24	0.15%

Total interest earning assets	891,309	8,320	3.79%	830,430	8,111	3.96%

Cash and due from banks	12,940			2,874
Allowance for loan losses	(9,883)			(10,652)
OREO	-			1,569
Other assets	63,854			60,971

Total Assets	$958,220			$885,192

Liabilities
Interest bearing liabilities:
Deposits	$528,896	$409	0.31%	$529,567	$785	0.60%
Borrowings	95,234	737	3.14%	90,778	733	3.27%
Senior notes	12,000	210	7.00%	11,935	229	7.67%
Subordinated debt	17,933	234	5.29%	17,895	234	5.30%
Note Payable and other	757	4	2.14%	958	4	1.69%

Total interest bearing liabilities	654,820	1,594	0.99%	651,133	1,985	1.24%

Demand deposits	227,074			161,588
Other liabilities	9,901			8,587

Total Liabilities	891,795			821,308

Shareholders' equity	66,425			63,884

Total Liabilities and Shareholders' Equity	$958,220			$885,192

Net interest income		$6,726			$6,126

Interest margin			3.06%			2.99%
Interest spread			2.80%			2.72%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three months ended March 31, 2022 and 2021.

	Three Months ended March 31,
	2022 compared to 2021
(In thousands)	Increase/(Decrease)
	Volume	Rate	Total
Interest Earning Assets:
Loans	$437	$(516)	$(79)
Investments	247	44	291
Cash equivalents and other	(9)	6	(3)

Total interest earning assets	675	(466)	209

Interest bearing liabilities:
Deposit	(30)	(346)	(376)
Borrowings	36	(32)	4
Senior notes	-	(19)	(19)
Subordinated debt	1	(1)	-
Note payable and other	-	-	-

Total interest bearing liabilities	7	(398)	(391)

Net interest income	$668	$(68)	$600

RESULTS OF OPERATIONS

For the quarter ended March 31, 2022, interest income and dividend income increased $209,000 or 2.6% as compared to the quarter ended March 31, 2021. Total interest expense decreased $391,000 or 19.7% as compared to the quarter ended March 31, 2021. Net interest income was $6.7 million for the quarter ended March 31, 2022, which increased $600,000 or 9.8% from $6.1 million for the quarter ended March 31, 2021, primarily due to increased average loan balances offset by reduction of average deposits balances and lower rates paid on deposits.

The net interest margin showed continued improvement, with an increase to 3.06% for the quarter ended March 31, 2022, compared with 2.99% for the first quarter of 2021. As economic activity continues to expand, loan balances are expected to grow, and the Bank expects further improvements in net interest income.

Provision for Loan Losses

Due to a stable economy and improvement in classified loans, no provision for loan losses was recorded for the three months ended March 31, 2022 and 2021.

Non-interest income

Non-interest income for the three months ended March 31, 2022 was $814,000, as compared to $442,000 for the three months ended March 31, 2021. The increase was primarily attributable to gains from sales of SBA loans totaled $208,000 along with higher non-interest income from the prepaid card program.

Non-interest expense

Non-interest expense for the three months ended March 31, 2022 increased to $6.4 million, as compared to $5.4 million for the three months ended March 31, 2021. The 2021 first quarter included an employee retention credit of $843,000, while no employee retention credit was recognized in the 2022 first quarter.

Provision for income taxes

The Company reported provision for income taxes of $311,000 for three months ended March 31, 2022, as compared to a provision for income taxes of $319,000 for the three months ended March 31, 2021.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 10.4% at March 31, 2022, compared to 11.4% at December 31, 2021. Liquidity including readily available off-balance sheet funding sources was 19.4% at March 31, 2022, compared to 21.0% at December 31, 2021.

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

Management manages its capital resources by seeking to maintain a capital structure that will ensure an adequate level of capital to support anticipated asset growth and absorb potential losses while effectively leveraging capital to enhance profitability and return to shareholders. Dividends have not been paid to shareholders since 2020, but may resume in future periods.

The primary source of liquidity at the Company is returns of capital from the Bank. These capital returns are subject to OCC approval and are needed periodically to provide funds needed to service debt payments at the Company.

Capital

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. In September 2021, the Bank adopted the CBLR framework. The Bank’s Tier 1 leverage ratio as of March 31, 2022 and December 31, 2021 was 9.94% and 9.86%, respectively, which is above the well-capitalized required level of 9.0%.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of March 31, 2022			As of December 31, 2021
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$155,940	$(10,562)	-6.3%	$116,941	$(15,137)	-11.5%
+100	163,752	(2,750)	-1.7%	126,152	(5,926)	-4.5%
BASE	166,502	-	-	132,078	-	-
-100	165,913	(589)	-0.4%	135,803	3,725	2.8%
-200	158,073	(8,429)	-5.1%	134,277	2,199	1.7%

(In thousands)	Net Interest Income - Performance Summary
	March 31, 2022			December 31, 2021
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$35,270	$1,433	4.2%	$31,521	$45	0.1%
+100	34,635	798	2.4%	31,575	99	0.3%
BASE	33,837	-	-	31,476	-	-
-100	33,079	(758)	-2.2%	31,587	111	0.4%
-200	32,884	(953)	-2.8%	31,548	72	0.2%

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

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

2.1**

Agreement and Plan of Merger, dated as of November 14, 2021, by and among Patriot National Bancorp, Inc., American Challenger Development Corp. and Next Special, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).

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

Date: May 13, 2022
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer