Form 10-Q
period 2022-06-30
PATRIOT NATIONAL BANCORP INC
filed 2022-08-11
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 10, 2022, there were 3,957,269 shares of the registrant’s common stock outstanding.

Item 1:	Legal Proceedings	57

Item 5:	Other Information	57

Item 6:	Exhibits	58

SIGNATURES		59

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(In thousands, except share data)	Unaudited	Audited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$4,507	$3,264
Interest bearing deposits	33,009	43,781
Total cash and cash equivalents	37,516	47,045
Investment securities:
Available-for-sale securities, at fair value	76,971	94,341
Other investments, at cost	4,450	4,450
Total investment securities	81,421	98,791

Federal Reserve Bank stock, at cost	2,762	2,843
Federal Home Loan Bank stock, at cost	4,474	4,184
Loans receivable (net of allowance for loan losses: 2022: $9,929 and 2021: $9,905)	849,178	729,583
Loans held for sale	7,556	3,129
Accrued interest and dividends receivable	5,727	5,822
Premises and equipment, net	31,128	31,500
Deferred tax asset	14,910	12,146
Goodwill	1,107	1,107
Core deposit intangible, net	273	296
Other assets	13,128	12,035
Total assets	$1,049,180	$948,481

Liabilities
Deposits:
Noninterest bearing deposits	$271,165	$226,713
Interest bearing deposits	575,618	521,849
Total deposits	846,783	748,562

Federal Home Loan Bank and correspondent bank borrowings	100,000	90,000
Senior notes, net	12,000	12,000
Subordinated debt, net	9,825	9,811
Junior subordinated debt owed to unconsolidated trust, net	8,123	8,119
Note payable	689	791
Advances from borrowers for taxes and insurance	2,967	1,101
Accrued expenses and other liabilities	8,991	10,753
Total liabilities	989,378	881,137

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of June 30, 2022: 4,031,010 shares issued; 3,957,269 shares outstanding; As of December 31, 2021: 4,030,233 shares issued; 3,956,492 shares outstanding.	106,520	106,479
Accumulated deficit	(35,433)	(37,498)
Accumulated other comprehensive loss	(11,285)	(1,637)
Total shareholders' equity	59,802	67,344
Total liabilities and shareholders' equity	$1,049,180	$948,481

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021

Interest and Dividend Income
Interest and fees on loans	$9,044	$7,267	$16,708	$15,010
Interest on investment securities	510	420	1,080	730
Dividends on investment securities	65	57	130	91
Other interest income	68	23	89	47
Total interest and dividend income	9,687	7,767	18,007	15,878

Interest Expense
Interest on deposits	757	623	1,166	1,408
Interest on Federal Home Loan Bank borrowings	747	741	1,484	1,474
Interest on senior debt	210	228	420	457
Interest on subordinated debt	251	233	485	467
Interest on note payable and other	2	4	6	8
Total interest expense	1,967	1,829	3,561	3,814

Net interest income	7,720	5,938	14,446	12,064

Provision for loan losses	275	-	275	-

Net interest income after provision for loan losses	7,445	5,938	14,171	12,064

Non-interest Income
Loan application, inspection and processing fees	89	61	176	124
Deposit fees and service charges	60	64	124	129
Gains on sales of loans	301	258	509	352
Rental income	132	140	324	270
Gain on sale of investment securities	-	93	-	93
Other income	216	137	479	227
Total non-interest income	798	753	1,612	1,195

Non-interest Expense
Salaries and benefits	3,763	2,447	7,109	4,663
Occupancy and equipment expense	881	778	1,717	1,698
Data processing expense	283	362	613	712
Professional and other outside services	559	714	1,348	1,566
Project expenses, net	29	1	81	11
Advertising and promotional expense	73	77	141	139
Loan administration and processing expense	42	14	147	38
Regulatory assessments	179	208	353	436
Insurance expense, net	76	75	153	135
Communications, stationery and supplies	139	144	274	289
Other operating expense	478	466	995	994
Total non-interest expense	6,502	5,286	12,931	10,681

Income before income taxes	1,741	1,405	2,852	2,578

Provision for income taxes	476	383	787	702

Net income	$1,265	$1,022	$2,065	$1,876

Basic earnings per share	$0.32	$0.26	$0.52	$0.48
Diluted earnings per share	$0.32	$0.26	$0.52	$0.47

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$1,265	$1,022	$2,065	$1,876
Other comprehensive (loss) income
Securities available-for-sale:
Unrealized holding (loss) gain on securities	(5,614)	1,081	(13,003)	852
Income tax effect	1,448	(279)	3,355	(220)
Reclassification for realized gain on sale of investment securities	-	(93)	-	(93)
Income tax effect	-	24	-	24
Total securities available-for-sale	(4,166)	733	(9,648)	563
Derivative instruments:
Unrealized holding gain on cash flow hedge	-	253	-	253
Income tax effect	-	(66)	-	(66)
Reclassification adjustment for net gain included in net income	-	(85)	-	(85)
Income tax effect	-	22	-	22
Total derivative instruments	-	124	-	124

Total other comprehensive (loss) income	(4,166)	857	(9,648)	687
Comprehensive (loss) income	$(2,901)	$1,879	$(7,583)	$2,563

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total

Balance at March 31, 2022	3,956,492	$106,500	$(36,698)	$(7,119)	$62,683
Comprehensive income (loss):
Net income	-	-	1,265	-	1,265
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(4,166)	(4,166)
Total comprehensive income (loss)	-	-	1,265	(4,166)	(2,901)
Share-based compensation expense	-	20	-	-	20
Vesting of restricted stock	777	-	-	-	-
Balance at June 30, 2022	3,957,269	$106,520	$(35,433)	$(11,285)	$59,802

	Six Months Ended June 30, 202
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total

Balance at December 31, 2021	3,956,492	$106,479	$(37,498)	$(1,637)	$67,344
Comprehensive income:
Net income	-	-	2,065	-	2,065
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(9,648)	(9,648)
Total comprehensive income (loss)	-	-	2,065	(9,648)	(7,583)
Share-based compensation expense	-	41	-	-	41
Vesting of restricted stock	777	-	-	-	-
Balance at June 30, 2022	3,957,269	$106,520	$(35,433)	$(11,285)	$59,802

See Accompanying Notes to Consolidated Financial Statements.

	Three Months Ended June 30, 2021
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2021	3,944,272	$106,363	$(41,738)	$(688)	$63,937
Comprehensive income (loss):
Net income	-	-	1,022	-	1,022
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	733	733
Unrealized holding gain on cash flow hedge, net of tax	-	-	-	124	124
Total comprehensive income	-	-	1,022	857	1,879
Share-based compensation expense	-	46	-	-	46
Vesting of restricted stock	3,004	-	-	-	-
Balance at June 30, 2021	3,947,276	$106,409	$(40,716)	$169	$65,862

	Six Months Ended June 30, 2021
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2020	3,943,572	$106,329	$(42,592)	$(518)	$63,219
Comprehensive income:
Net income	-	-	1,876	-	1,876
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	563	563
Unrealized holding gain on cash flow hedge, net of tax	-	-	-	124	124
Total comprehensive income	-	-	1,876	687	2,563
Share-based compensation expense	-	80	-	-	80
Vesting of restricted stock	3,704	-	-	-	-
Balance at June 30, 2021	3,947,276	$106,409	$(40,716)	$169	$65,862

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,065	$1,876
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Accretion) amortization of investment (discounts) premiums, net	(13)	206
Amortization and accretion of purchase loan premiums and discounts, net	1,245	716
Amortization of debt issuance costs	18	56
Amortization of core deposit intangible	23	24
Amortization of servicing assets of sold SBA loans	30	10
Provision for loan losses	275	-
Depreciation and amortization	653	757
Gain on sales of available-for-sale securities	-	(93)
Share-based compensation	41	80
Decrease in deferred income taxes	591	696
Originations of SBA loans held for sale	(11,305)	(5,013)
Proceeds from sale of SBA loans held for sale	7,315	3,665
Gains on sale of SBA loans held for sale, net	(509)	(352)
Net gain on sale and write-down of other real estate owned	-	(2)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	95	413
Increase in other assets	(712)	(2,403)
Decrease in accrued expenses and other liabilities	(2,053)	(151)
Net cash (used in) provided by operating activities	(2,241)	485

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	3,600	22,788
Principal repayments on available-for-sale securities	3,819	5,361
Purchases of available-for-sale securities	(3,039)	(81,764)
Redemptions of Federal Reserve Bank stock	81	39
(Purchases) redemptions of Federal Home Loan Bank stock	(290)	318
Origination of loans receivable	(138,414)	(59,362)
Purchases of loans receivable	(98,720)	(44,783)
Payments received on loans receivable	115,960	162,698
Purchases of premises and equipment	(270)	(179)
Proceeds from sale of other real estate owned	-	692
Net cash (used in) provided by investing activities	(117,273)	5,808

Cash Flows from Financing Activities:
Increase in deposits	98,221	75,542
Increase in FHLB borrowings	10,000	-
Principal repayments of note payable	(102)	(101)
Decrease (increase) in advances from borrowers for taxes and insurance	1,866	(179)
Net cash provided by financing activities	109,985	75,262

Net (decrease) increase in cash and cash equivalents	(9,529)	81,555

Cash and cash equivalents at beginning of period	47,045	34,636

Cash and cash equivalents at end of period	$37,516	$116,191

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Six Months Ended June 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,482	$3,993
Cash paid for income taxes	$102	$47

Non-cash transactions:
Capitalized servicing assets	$131	$74
Transfers of loans held for sale to loans receivable	$72	$281

Operating lease right-of-use assets	$80	$-

Decrease in interest rate swaps	$(637)	$(294)

Increase in interest rate swaps - cash flow hedges	$-	$168

Capital raise deferred costs	$1,094	$-

Purchases of available-for-sale securities	$-	$5,089

Decrease in premises and equipment	$-	$(94)
Reclass of premises and equipment to implementation cost	$-	$52
Decrease in accrued expense and other liabilities	$-	$(42)

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the remainder of 2022.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 3.    Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at June 30, 2022 and December 31, 2021 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2022:
U. S. Government agency and mortgage-backed securities	$64,261	$-	$(10,176)	$54,085
Corporate bonds	19,790	5	(4,151)	15,644
Subordinated notes	2,000	-	(79)	1,921
SBA loan pools	5,567	-	(745)	4,822
Municipal bonds	562	-	(63)	499
	$92,180	$5	$(15,214)	$76,971

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$67,850	$24	$(1,245)	$66,629
Corporate bonds	17,754	118	(951)	16,921
Subordinated notes	4,608	35	(17)	4,626
SBA loan pools	5,772	-	(169)	5,603
Municipal bonds	563	1	(2)	562
	$96,547	$178	$(2,384)	$94,341

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of June 30, 2022 and December 31, 2021:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
June 30, 2022:
U. S. Government agency and mortgage-backed securities	$46,311	$(8,388)	$7,771	$(1,788)	$54,082	$(10,176)
Corporate bonds	14,888	(4,151)	-	-	14,888	(4,151)
Subordinated notes	1,921	(79)	-	-	1,921	(79)
SBA loan pools	2,336	(361)	2,486	(384)	4,822	(745)
Municipal bonds	499	(63)	-	-	499	(63)
	$65,955	$(13,042)	$10,257	$(2,172)	$76,212	$(15,214)

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$60,606	$(1,196)	$1,610	$(49)	$62,216	$(1,245)
Corporate bonds	15,042	(951)	-	-	15,042	(951)
Subordinated notes	-	-	1,092	(17)	1,092	(17)
SBA loan pools	5,603	(169)	-	-	5,603	(169)
Municipal bonds	406	(2)	-	-	406	(2)
	$81,657	$(2,318)	$2,702	$(66)	$84,359	$(2,384)

As of June 30, 2022 and December 31, 2021, thirty-eight of thirty-nine and thirty-two of thirty-nine available-for-sale securities had unrealized losses with an aggregate decline of 16.6% and 2.7% from the amortized cost of those securities, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, corporate debt, and municipal bonds. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, available-for-sale securities of $30.6 million and $36.6 million, respectively, were pledged to the Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the Federal Home Loan Bank and municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of June 30, 2022 and December 31, 2021. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
June 30, 2022:
Corporate bonds	$7,790	$12,000	$-	$19,790	$6,761	$8,883	$-	$15,644
Subordinated notes	-	2,000	-	2,000	-	1,921	-	1,921
SBA loan pools	-	-	5,567	5,567	-	-	4,822	4,822
Municipal bonds	-	562	-	562	-	499	-	499
Available-for-sale securities with stated maturity dates	7,790	14,562	5,567	27,919	6,761	11,303	4,822	22,886
U. S. Government agency and mortgage-backed securities	9,986	406	53,869	64,261	8,184	391	45,510	54,085
	$17,776	$14,968	$59,436	$92,180	$14,945	$11,694	$50,332	$76,971

December 31, 2021:
Corporate bonds	$17,754	$-	$-	$17,754	$16,921	$-	$-	$16,921
Subordinated notes	-	4,608	-	4,608	-	4,626	-	4,626
SBA loan pools	-	-	5,772	5,772	-	-	5,603	5,603
Municipal bonds	-	563	-	563	-	562	-	562
Available-for-sale securities with stated maturity dates	17,754	5,171	5,772	28,697	16,921	5,188	5,603	27,712
U. S. Government agency and mortgage-backed securities	13,876	-	53,974	67,850	13,835	-	52,794	66,629
	$31,630	$5,171	$59,746	$96,547	$30,756	$5,188	$58,397	$94,341

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

During the six months ended June 30, 2022, the Bank purchased $2.0 million corporate bonds and $1.0 million subordinated notes. During the six months ended June 30, 2021, the Bank purchased $61.7 million U.S. Government agency mortgage-backed securities, $14.2 million Corporate bonds, and $5.9 million SBA government guaranteed loan pools securities. There was no sale of available-for-sale securities in the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Bank sold $4.3 million U.S. Government agency mortgage-backed securities, $14.0 million Corporate bonds, and $4.5 million Subordinated notes, and recognized a net gain on sale of securities of $93,000.

Note 4.    Loans Receivable and Allowance for Loan and Lease Losses

As of June 30, 2022 and December 31, 2021, loans receivable, net, consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Loan portfolio segment:
Commercial Real Estate	$448,884	$365,247
Residential Real Estate	138,739	158,591
Commercial and Industrial	133,281	122,810
Consumer and Other	122,858	59,364
Construction	12,221	21,781
Construction to Permanent - CRE	3,124	11,695
Loans receivable, gross	859,107	739,488
Allowance for loan and lease losses	(9,929)	(9,905)
Loans receivable, net	$849,178	$729,583

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

During the three and six months ended June 30, 2022, Patriot purchased zero and $20.7 million of commercial real estate loans, respectively. There were no commercial real estate loans purchased during the three and six months ended June 30, 2021.

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

During the first half of 2022, Patriot did not purchase any residential real estate loans. During the three and six months ended June 30, 2021, Patriot purchased $26.7 million and $42.7 million of residential real estate loans, respectively.

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

Patriot’s syndicated and leveraged loan portfolio totaled $16.4 million and $19.6 million at June 30, 2022 and December 31, 2021, respectively. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.

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

During the three and six months ended June 30, 2022, Patriot purchased unsecured consumer loans of $32.0 million and $50.3 million, respectively. In addition, Patriot purchased $27.7 million home equity line of credit loans (“HELOC”). During the three and six months ended June 30, 2021, Patriot purchased $2.1 million unsecured consumer loans.

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $30.1 million and $27.1 million as of June 30, 2022 and December 31, 2021, respectively. During the first half of 2022, SBA loans previously classified as held for sale of $72,000 were transferred to held for investment. During the first half of 2021, $281,000 SBA loans were transferred from held for sale to held for investment.

Small Business Administration Paycheck Protection Program

Under the Paycheck Protection Program of the CARES Act, small business loans were authorized to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans. The Bank participated in the SBA’s Paycheck Protection Program in 2021.

Paycheck Protection Program loans totaled $194,000 and $919,000 as of June 30, 2022 and December 31, 2021, respectively, which are included in the commercial and industrial loan classifications.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended June 30, 2022
Allowance for loan and lease losses:
March 31, 2022	$4,889	$1,512	$2,860	$319	$56	$9	$92	$9,737
Charge-offs	-	-	-	(100)	-	-	-	(100)
Recoveries	-	-	11	6	-	-	-	17
Provisions (credits)	91	(117)	(555)	838	2	6	10	275
June 30, 2022	$4,980	$1,395	$2,316	$1,063	$58	$15	$102	$9,929

Three months ended June 30, 2021
Allowance for loan and lease losses:
March 31, 2021	$4,154	$1,909	$3,624	$382	$280	$77	$-	$10,426
Charge-offs	(9)	-	-	(2)	(69)	-	-	(80)
Recoveries	-	-	12	4	-	-	-	16
Provisions (credits)	(66)	94	(424)	7	158	67	164	-
June 30, 2021	$4,079	$2,003	$3,212	$391	$369	$144	$164	$10,362

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Six Months ended June 30, 2022
Allowance for loan and lease losses:
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
Charge-offs	-	-	(68)	(147)	(70)	-	-	(285)
Recoveries	-	1	26	7	-	-	-	34
Provisions (credits)	(83)	(306)	(174)	950	50	(26)	(136)	275
June 30, 2022	$4,980	$1,395	$2,316	$1,063	$58	$15	$102	$9,929

Six Months ended June 30, 2021
Allowance for loan and lease losses:
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584
Charge-offs	(51)	(3)	(209)	(20)	(69)	-	-	(352)
Recoveries	-	-	24	106	-	-	-	130
Provisions (credits)	(355)	627	113	10	(301)	(18)	(76)	-
June 30, 2021	$4,079	$2,003	$3,212	$391	$369	$144	$164	$10,362

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of June 30, 2022 and December 31, 2021:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
June 30, 2022
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,900	$4	$986	$-	$-	$-	$-	$2,890
Collectively evaluated for impairment	3,080	1,391	1,330	1,063	58	15	102	7,039
Total allowance for loan and lease losses	$4,980	$1,395	$2,316	$1,063	$58	$15	$102	$9,929

Loans receivable, gross:
Individually evaluated for impairment	$15,366	$2,906	$4,702	$518	$-	$-	$-	$23,492
Collectively evaluated for impairment	433,518	135,833	128,579	122,340	12,221	3,124	-	835,615
Total loans receivable, gross	$448,884	$138,739	$133,281	$122,858	$12,221	$3,124	$-	$859,107

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2021
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,567	$3	$722	$-	$-	$-	$-	$2,292
Collectively evaluated for impairment	3,496	1,697	1,810	253	78	41	238	7,613
Total allowance for loan losses	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905

Loans receivable, gross:
Individually evaluated for impairment	$15,704	$2,954	$4,031	$523	$-	$-	$-	$23,212
Collectively evaluated for impairment	349,543	155,637	118,779	58,841	21,781	11,695	-	716,276
Total loans receivable, gross	$365,247	$158,591	$122,810	$59,364	$21,781	$11,695	$-	$739,488

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

Additionally, Patriot retains an independent third-party loan review expert to perform a semi-annual analysis of the results of its risk rating process. The semi-annual review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the semi-annual review, are required to be reported to the Audit Committee of the Board of Directors.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of June 30, 2022.

(In thousands)	Performing (Accruing) Loans
As of June 30, 2022:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$798	$-	$-	$798	$412,846	$413,644	$-	$413,644
Special mention	-	-	-	-	18,421	18,421	-	18,421
Substandard	853	-	-	853	600	1,453	15,366	16,819
	1,651	-	-	1,651	431,867	433,518	15,366	448,884
Residential Real Estate:
Pass	231	-	-	231	135,421	135,652	-	135,652
Substandard	-	-	-	-	-	-	3,087	3,087
	231	-	-	231	135,421	135,652	3,087	138,739
Commercial and Industrial:
Pass	1,018	-	-	1,018	123,616	124,634	-	124,634
Special mention	-	-	-	-	1,712	1,712	-	1,712
Substandard	1,896	108	-	2,004	205	2,209	4,726	6,935
	2,914	108	-	3,022	125,533	128,555	4,726	133,281
Consumer and Other:
Pass	-	-	-	-	122,690	122,690	-	122,690
Substandard	-	-	-	-	23	23	145	168
	-	-	-	-	122,713	122,713	145	122,858
Construction:
Pass	-	-	-	-	12,221	12,221	-	12,221
	-	-	-	-	12,221	12,221	-	12,221
Construction to Permanent - CRE:
Pass	-	-	-	-	3,124	3,124	-	3,124
	-	-	-	-	3,124	3,124	-	3,124

Total	$4,796	$108	$-	$4,904	$830,879	$835,783	$23,324	$859,107

Loans receivable, gross:
Pass	$2,047	$-	$-	$2,047	$809,918	$811,965	$-	$811,965
Special mention	-	-	-	-	20,133	20,133	-	20,133
Substandard	2,749	108	-	2,857	828	3,685	23,324	27,009
Loans receivable, gross	$4,796	$108	$-	$4,904	$830,879	$835,783	$23,324	$859,107

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of June 30, 2022 and December 31, 2021:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of June 30, 2022:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$6,537	$6,537	$8,829	$15,366
Residential Real Estate:
Substandard	682	-	1,795	2,477	610	3,087
Commercial and Industrial:
Substandard	143	136	4,447	4,726	-	4,726
Consumer and Other:
Substandard	-	-	121	121	24	145
Total non-accruing loans	$825	$136	$12,900	$13,861	$9,463	$23,324

As of December 31, 2021:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$15,704	$15,704	$-	$15,704
Residential Real Estate:
Substandard	-	-	2,419	2,419	729	3,148
Commercial and Industrial:
Substandard	-	491	2,458	2,949	1,152	4,101
Consumer and Other:
Substandard	-	94	28	122	20	142
Total non-accruing loans	$-	$585	$20,609	$21,194	$1,901	$23,095

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $115,000 and $221,000 would have been recognized during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, additional interest income (net of cash collected) of approximately $154,000 and $409,000 would have been recognized, respectively.

Interest income collected and recognized on non-accruing loans for the three and six months ended June 30, 2022 was $114,000 and $204,000, respectively. During the three and six months ended June 30,2021, interest income collected and recognized on non-accruing loans was $77,000 and $121,000, respectively.

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

The following table summarizes the recorded investment in TDRs as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022		December 31, 2021
Loan portfolio segment:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	1	$8,828	1	$8,884
Residential Real Estate	3	840	3	870
Commercial and Industrial	1	118	0	-
Consumer and Other	3	634	3	640
Total TDR Loans	8	10,420	7	10,394
Less:
TDRs included in non-accrual loans	4	(9,721)	3	(9,688)
Total accrual TDR Loans	4	$699	4	$706

The following loans were modified as TDRs during the three and six months ended June 30, 2022:

		Outstanding Recorded Investment
(In thousands)	Number of Loans	Pre-Modification	Post-Modification

Loan portfolio segment:
Commercial and Industrial	1	$118	$118
Total TDR Loans	1	$118	$118

The following table provides information on how loans were modified as TDRs:

(In thousands)	6/30/2022
Payment deferral	118
Total	$118

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

There were no defaults of TDRs during the three and six months ended June 30, 2022 and 2021. At June 30, 2022 and December 31, 2021, there were no commitments to advance additional funds under TDRs.

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Impaired Loans

The following table reflects information about the impaired loans by class as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022			December 31, 2021
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$6,537	$7,552	$-	$6,820	$7,776	$-
Residential Real Estate	2,800	2,745	-	2,847	2,763	-
Commercial and Industrial	603	736	-	630	758	-
Consumer and Other	518	518	-	523	523	-
	10,458	11,551	-	10,820	11,820	-
With a related allowance recorded:
Commercial Real Estate	$8,829	$8,800	$1,900	8,884	8,811	1,567
Residential Real Estate	446	480	7	461	488	8
Commercial and Industrial	4,124	4,798	986	3,471	3,916	723
Consumer and Other	167	200	2	166	201	1
	13,566	14,278	2,895	12,982	13,416	2,299

Impaired Loans, Total:
Commercial Real Estate	15,366	16,352	1,900	15,704	16,587	1,567
Residential Real Estate	3,246	3,225	7	3,308	3,251	8
Commercial and Industrial	4,727	5,534	986	4,101	4,674	723
Consumer and Other	685	718	2	689	724	1
Impaired Loans, Total	$24,024	$25,829	$2,895	$23,802	$25,236	$2,299

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table summarizes additional information regarding impaired loans by class for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2022		2021		2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,611	$32	$8,188	$39	$6,697	$64	$6,979	$39
Residential Real Estate	2,818	10	4,276	16	2,829	18	4,280	29
Commercial and Industrial	607	2	4,741	25	614	5	3,608	71
Consumer and Other	520	4	713	1	521	9	854	6
	10,556	48	17,918	81	10,661	96	15,721	145
With a related allowance recorded:
Commercial Real Estate	8,843	40	8,813	-	8,858	65	8,812	-
Residential Real Estate	453	2	270	5	456	4	201	8
Commercial and Industrial	3,967	29	2,031	32	3,766	50	1,161	58
Consumer and Other	168	1	86	2	166	2	50	3
	13,431	72	11,200	39	13,246	121	10,224	69
Impaired Loans, Total:
Commercial Real Estate	15,454	72	17,001	39	15,555	129	15,791	39
Residential Real Estate	3,271	12	4,546	21	3,285	22	4,481	37
Commercial and Industrial	4,574	31	6,772	57	4,380	55	4,769	129
Consumer and Other	688	5	799	3	687	11	904	9
Impaired Loans, Total	$23,987	$120	$29,118	$120	$23,907	$217	$25,945	$214

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. Based on the on-going monitoring and analysis of the loan portfolio, thirty-six loans totaling $24.0 million were identified as impaired at June 30, 2022. Twenty-five out of thirty-six impaired loans totaling $23.5 million were individually evaluated for impairment, for which $2.9 million of specific reserves were established. The remaining eleven impaired loans with balances under $100,000, totaling $532,000, with a general reserve of $5,000 were collectively evaluated, and not individually evaluated for impairment.

At December 31, 2021, exposure to the impaired loans was related to thirty-four borrowers. Twenty-three out of thirty-four impaired loans totaling $23.2 million, were individually evaluated for impairment, for which $2.3 million of specific reserves were established. The remaining eleven impaired loans with balances under $100,000, totaling $590,000, with a general reserve of $7,000 were collectively evaluated, and not individually evaluated for impairment.

For collateral dependent loans, appraisal reports of the underlying collateral have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were first reduced by a 5.8% discount to reflect the Bank’s experience selling Other Real Estate Owned (OREO) properties, and were further reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 5.    Loans Held for Sale

Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of June 30, 2022, SBA loans held for sale was $7.6 million, consisting of $4.3 million SBA commercial real estate loans and $3.3 million SBA commercial and industrial loans, respectively. There were $3.1 million of SBA loans held for sale at December 31, 2021, consisting of $2.6 million SBA commercial and industrial loans and $562,000 SBA commercial real estate loans. During the three and six months ended June 30, 202, $72,000 SBA loans previously classified as held for sale were transferred to held for investment. During the three and six months ended June 30, 2021, SBA loans previously classified as held for sale were transferred to held for investment were $0 and $281,000, respectively.

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

Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $34.8 million and $29.6 million at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the servicing asset has a carrying value of $685,000 and $584,000, respectively, and fair value of $738,000 and $617,000, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the consolidated balance sheets.

The following table presents an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$626	$327	$584	$316
Servicing rights capitalized	79	57	131	74
Servicing rights amortized	(12)	(4)	(20)	(10)
Servicing rights disposed	(8)	-	(10)	-
Ending balance	$685	$380	$685	$380

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 6.    Business Combination, Goodwill and Other Intangible Assets

The Company completed its acquisition of Prime Bank in May 2018, and recorded goodwill balance was $1.1 million as of June 30, 2022 and December 31, 2021.

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

The Company did not perform an interim goodwill test in the first half of 2022 as no events occurred which would trigger an impairment assessment.

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

In connection with the proposed merger, the Company has previously recognized expenses of $1.9 million for the full year ended December 31, 2021 and $63,000 for the six months ended June 30, 2022. In addition, the Company incurred costs associated with the related capital raise of $1.9 million as of June 30, 2022, which have been recognized as deferred charges and included in the other assets on the consolidated balance sheets. The issuance costs will be recognized in accordance with applicable accounting standards and will be expensed in the appropriate period if the capital raise is aborted or recognized as a reduction to capital when the pending capital raise is completed. See Note 14 for related subsequent event.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Note 7.     Deposits

The following table presents the balance of deposits held, by category as of June 30, 2022 and December 31, 2021.

(In thousands)	June 30, 2022	December 31, 2021
Non-interest bearing	$271,165	$226,713

Interest bearing:
Negotiable order of withdrawal accounts	35,973	34,741
Savings	99,686	109,744
Money market	184,103	164,518
Certificates of deposit, less than $250,000	169,690	142,246
Certificates of deposit, $250,000 or greater	51,491	53,584
Brokered deposits	34,675	17,016

Interest bearing, Total	575,618	521,849

Total Deposits	$846,783	$748,562

On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. The prepaid debit card deposits are included in the non-interest-bearing deposits and money market deposits, which totaled approximately $166.7 million and $150.4 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$96,414	$41,826	$1,248	$139,488
More than 1 year through 2 years	40,077	6,151	28,570	74,798
More than 2 years through 3 years	14,400	3,014	4,857	22,271
More than 3 years through 4 years	3,582	500	-	4,082
More than 4 years through 5 years	15,217	-	-	15,217
	$169,690	$51,491	$34,675	$255,856

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

Patriot entered two initial interest rate swaps under the program in November 2018, and another two swaps were entered into in May 2019. As of June 30, 2022 and December 31, 2021, Patriot had cash pledged for collateral on its interest rate swaps of $1.1 million and $1.4 million, respectively. This collateral is included in other assets on the consolidated balance sheets.

The Company did not recognize any net gain or loss in other noninterest income on the consolidated statements of operations during the three and six months ended June 30, 2022 and 2021.

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

The Company did not recognize any unrealized and realized gain or loss for the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company recognized $85,000 of accumulated other comprehensive income that was reclassified into interest income, which was included in interest and fees on loans on the consolidated statements of operations.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
June 30, 2022
Classified in Other Assets:
Customer interest rate swap	$4,790	6.8	5.25%	1 Mo. LIBOR + 1.96%	$136
Customer interest rate swap	1,381	7.0	4.38%	1 Mo. LIBOR + 2.00%	(35)

Classified in Other Liabilities:
3rd party interest rate swap	$4,790	6.8	5.25%	1 Mo. LIBOR + 1.96%	$(136)
3rd party interest rate swap	1,381	7.0	4.38%	1 Mo. LIBOR + 2.00%	35

December 31, 2021
Classified in Other Assets:
Customer interest rate swap	$4,843	7.3	5.25%	1 Mo. LIBOR + 1.96%	$638
Customer interest rate swap	1,398	7.5	4.38%	1 Mo. LIBOR + 2.00%	100

Classified in Other Liabilities:
3rd party interest rate swap	$4,843	7.3	5.25%	1 Mo. LIBOR + 1.96%	$(638)
3rd party interest rate swap	1,398	7.5	4.38%	1 Mo. LIBOR + 2.00%	(100)

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and six months ended June 30, 2021:

Three and Six Months Ended
(In thousands)	June 30, 2021
Interest rate swap designated as cash flow hedge:
Unrealized gain recognized in accumulated other comprehensive income before reclassifications	$253
Amounts reclassified from accumulated other comprehensive income	(85)
Income tax effect on items recognized in accumulated other comprehensive income	(44)
Other comprehensive income	$124

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

The 2020 Plan authorizes 3,000,000 shares of the Company’s Common Stock for issuance. As of June 30, 2022, 2,837,113 shares of stock were available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares and changes for the three and six months ended June 30, 2022 and 2021:

Three months ended June 30, 2022:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2022	21,468	$6.48
Granted	2,496	$17.25
Vested	(777)	$18.55
Unvested at June 30, 2022	23,187	$7.24

Six months ended June 30, 2022:
Unvested at December 31, 2021	21,468	$6.48
Granted	2,496	$17.25
Vested	(777)	$18.55
Unvested at June 30, 2022	23,187	$7.24

Three months ended June 30, 2021:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2021	17,798	$6.88
Granted	20,476	$10.48
Vested	(3,004)	$16.90
Unvested at June 30, 2021	35,270	$8.12

Six months ended June 30, 2021:
Unvested at December 31, 2020	18,498	$7.29
Granted	20,476	$10.48
Vested	(3,704)	$17.08
Unvested at June 30, 2021	35,270	$8.12

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three and six months ended June 30, 2022, the Company recognized total share-based compensation expense of $20,000 and $41,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $8,000 and $16,000, respectively. Included in share-based compensation expense attributable to Patriot’s external directors, were $12,000 and $25,000, respectively. The directors received total compensation of $37,000 and $100,000 respectively, which amounts are included in other operating expenses in the consolidated statements of operations.

For the three and six months ended June 30, 2021, the Company recognized total share-based compensation expense of $46,000 and $80,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $25,000 and $40,000, respectively. Included in share-based compensation expense were $21,000 and $40,000 attributable to Patriot’s external directors, who received total compensation of $90,000 and $184,000 for each of those periods, respectively.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of June 30, 2022 amounted to $205,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 3.06 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Dividends

The Company has not paid any dividends since 2020 and has temporarily suspended dividend payments pending resolution of the economic uncertainties associated with the Coronavirus pandemic.

Retirement Plan

Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three and six months ended June 30, 2022, Patriot made matching contributions to the 401(k) Plan of $67,000 and $141,000, respectively. During the three and six months ended June 30, 2021, compensation expense under the 401(k) aggregated $63,000 and $111,000, respectively.

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

The following table summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

(Net income in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basis earnings per share:
Net income attributable to Common shareholders	$1,265	$1,022	$2,065	$1,876
Divided by:
Weighted average shares outstanding	3,957,260	3,946,544	3,956,878	3,945,070

Basic earnings per common share	$0.32	$0.26	$0.52	$0.48

Diluted earnings per share:
Net income attributable to Common shareholders	$1,265	$1,022	$2,065	$1,876

Weighted average shares outstanding	3,957,260	3,946,544	3,956,878	3,945,070

Effect of potentially dilutive restricted common shares	9,819	11,351	8,395	8,924

Divided by:
Weighted average diluted shares outstanding	3,967,079	3,957,895	3,965,273	3,953,994

Diluted earnings per common share	$0.32	$0.26	$0.52	$0.47

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

Financial instruments with credit risk at June 30, 2022 and December 31, 2021 are as follows:

(In thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit:
Unused lines of credit	$103,769	$68,341
Undisbursed construction loans	15,247	18,594
Home equity lines of credit	28,864	16,396
Future loan commitments	32,075	23,486
Financial standby letters of credit	164	164
	$180,119	$126,981

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a reserve for credit loss of $8,000 as of June 30, 2022 and December 31, 2021, which is included in accrued expenses and other liabilities.

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

In September 2019, the community bank leverage ratio (“CBLR”) framework was jointly issued by the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency (“OCC”) and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% beginning January 1, 2022.

Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. A community bank which meets the leverage ratio requirement and other CBLR framework requirements will not be subject to other capital and leverage requirements and will be considered “well capitalized.”

In September 2021, the Bank elected to adopt the CBLR framework. The Bank’s Tier 1 leverage ratio as of June 30, 2022 and December 31, 2021 was 9.44% and 9.86%, respectively, which satisfied the “greater than 9 percent” leverage ratio requirement under the CBLR framework. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.

The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at June 30, 2022 and December 31, 2021 are summarized as follows:

(In thousands)
	June 30, 2022			December 31, 2021
Patriot Bank, N.A.	Amount	Ratio		Amount	Ratio
Tier 1 Leverage Capital (to average assets):
Actual	$95,818	9.44%		$93,923	9.86%
To be Well Capitalized	91,329	9.00%	(1)	85,773	9.00%	(1)

(1)	Leverage Capital Ratio greater than 9% is considered well-capitalized under the CBLR Framework.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both June 30, 2022 and December 31, 2021 due to its short-term nature.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of June 30, 2022 and December 31, 2021:

(In thousands)		June 30, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$4,507	$4,507	$3,264	$3,264
Interest-bearing deposits due from banks	Level 1	33,009	33,009	43,781	43,781
Available-for-sale securities	Level 2	66,629	66,629	81,161	81,161
Available-for-sale securities	Level 3	10,342	10,342	13,180	13,180
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,762	2,762	2,843	2,843
Federal Home Loan Bank stock	Level 2	4,474	4,474	4,184	4,184
Loans receivable, net	Level 3	849,178	834,349	729,583	727,733
Loans held for sale	Level 2	7,556	8,106	3,129	3,506
SBA servicing assets	Level 3	685	738	584	617
Accrued interest receivable	Level 2	5,727	5,727	5,822	5,822
Interest rate swap receivable	Level 2	101	101	738	738

Financial assets, total		$989,420	$975,194	$892,719	$891,279

Financial Liabilities:
Demand deposits	Level 2	$271,165	$271,165	$226,713	$226,713
Savings deposits	Level 2	99,686	99,686	109,744	109,744
Money market deposits	Level 2	184,103	184,103	164,518	164,518
NOW accounts	Level 2	35,973	35,973	34,741	34,741
Time deposits	Level 2	221,181	217,278	195,830	195,048
Brokered deposits	Level 1	34,675	33,783	17,016	17,003
FHLB borrowings	Level 2	100,000	100,027	90,000	93,643
Senior notes	Level 2	12,000	11,916	12,000	12,045
Subordinated debt	Level 2	9,825	9,666	9,811	9,947
Junior subordinated debt owed to unconsolidated trust	Level 2	8,123	8,123	8,119	8,119
Note payable	Level 3	689	647	791	775
Accrued interest payable	Level 2	402	402	343	343
Interest rate swap liability	Level 2	101	101	738	738

Financial liabilities, total		$977,923	$972,870	$870,364	$873,377

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of June 30, 2022 and December 31, 2021:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2022
U. S. Government agency and mortgage-backed securities	$-	$54,085	$-	$54,085
Corporate bonds	-	5,302	10,342	15,644
Subordinated notes	-	1,921	-	1,921
SBA loan pools	-	4,822	-	4,822
Municipal bonds	-	499	-	499
Available-for-sale securities	$-	$66,629	$10,342	$76,971

Interest rate swap receivable	$-	$101	$-	$101

Interest rate swap liability	$-	$101	$-	$101

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$-	$66,629	$-	$66,629
Corporate bonds	-	3,741	13,180	16,921
Subordinated notes	-	4,626	-	4,626
SBA loan pools	-	5,603	-	5,603
Municipal bonds	-	562	-	562
Available-for-sale securities	$-	$81,161	$13,180	$94,341

Interest rate swap receivable	$-	$738	$-	$738

Interest rate swap liability	$-	$738	$-	$738

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

As of June 30, 2022 and December 31, 2021, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three months ended June 30, 2022 and 2021, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)

The reconciliation of the beginning and ending balances during 2022 for Level 3 available-for-sale securities is as follows:

(In thousands)
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Level 3 fair value at beginning of the period	$11,237	$13,180
Purchases	-	-
Realized gain (loss)	-	-
Unrealized loss	(895)	(2,838)
Transfers in and /or out of Level 3	-	-
Level 3 fair value at end of the period	$10,342	$10,342

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2022:
Impaired loans, net	$20,602	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	738	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2021:
Impaired loans, net	$20,920	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	617	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of June 30, 2022 and December 31, 2021, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

Note 14.    Subsequent Event

On July 18, 2022, Patriot and American Challenger entered into a Termination and Release Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement (the “Termination”). The parties mutually determined that not all closing conditions of the Merger Agreement could be satisfied under the current structure and agreement. Although the parties remain in active discussions regarding a modified transaction, it is uncertain whether a new agreement can be reached.

As a result of the Termination, the separate investment agreements entered into in connection with the Merger Agreement, related to a private placement of approximately $540 million of (i) shares of Patriot voting and non-voting common stock, (ii) warrants to purchase shares of non-voting common stock of Patriot, and (iii) shares of preferred stock of the Bank, were automatically terminated in accordance with their terms.

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

The risks and uncertainties included here are not exhaustive. In addition to those included herein further information concerning our business, including additional factors that could materially affect our financial results, is included in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021. Further, it is not possible to assess the effect of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

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

Summary

The Company reported net income for the second quarter of 2022 of $1.3 million ($0.32 basic and diluted earnings per share), compared to a net income of $1.0 million ($0.26 basic and diluted earnings per share) for the second quarter of 2021. For the six months ended June 30, 2022, net income was $2.1 million ($0.52 basic and diluted earnings per share), compared to a net income of $1.9 million ($0.48 basic and $0.47 diluted earnings per share) for the six months ended June 30, 2021. The prior year results included the recognition of a non-recurring employee retention tax credit (“ERC”) of $1.1 million and $2.0 million for the three and six months ended June 30, 2021, respectively, while no ERC was recognized in the first half of 2022.

The Bank continued to show improved net interest margins and deposit growth. The prepaid debit card program continues to be a low-cost funding source for the Bank and has increased substantially to $166.7 million as of June 30, 2022 from $50.0 million acquired in July 2020. The portfolio growth provides a substantial improvement to the Bank’s net interest margin and overall funding costs.

Financial Condition

As of June 30, 2022, total assets increased $100.7 million to $1.0 billion, as compared to $948.5 million at December 31, 2021, primarily due to the increase in net loans which increased from $729.6 million at December 31, 2021, to $849.2 million at June 30, 2022. Total deposits increased from $748.6 million at December 31, 2021, to $846.8 million at June 30, 2022.

Cash and Cash Equivalents

Cash and cash equivalents decreased $9.5 million, from $47.0 million at December 31, 2021 to $37.5 million at June 30, 2022. The decrease in 2022 was primarily due to cash used for loan origination of $138.4 million and purchase of loans of $98.7 million, which was partially offset by $116.0 million paydown of loans and increase in deposits of $98.2 million.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	June 30,	December 31,	Increase / (Decrease)
	2022	2021	($)	(%)
U. S. Government agency and mortgage-backed securities	$54,085	$66,629	$(12,544)	-18.83%
Corporate bonds	15,644	16,921	(1,277)	-7.55%
Subordinated notes	1,921	4,626	(2,705)	-58.47%
SBA loan pools	4,822	5,603	(781)	-13.94%
Municipal bonds	499	562	(63)	-11.21%
Total available-for-sale securities, at fair value	76,971	94,341	(17,370)	-18.41%

Other investments, at cost	4,450	4,450	-	0.00%

	$81,421	$98,791	$(17,370)	-17.58%

Total investments decreased by $17.4 million, from $98.8 million at December 31, 2021 to $81.4 million at June 30, 2022. The decrease in 2022 was primarily attributable to the net unrealized loss of $13.0 million for the available-for-sale securities, associated with rising market interest rates. There were no sales of available-for-sale securities in the three and six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Bank sold $20.8 million available for sale securities and recognized a net gain of $93,000.

Loans held for investment

The following table provides the composition of the Company’s loan held for investment portfolio as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$448,884	52.26%	$365,247	49.38%
Residential Real Estate	138,739	16.15%	158,591	21.45%
Commercial and Industrial	133,281	15.51%	122,810	16.61%
Consumer and Other	122,858	14.30%	59,364	8.03%
Construction	12,221	1.42%	21,781	2.95%
Construction to permanent - CRE	3,124	0.36%	11,695	1.58%
Loans receivable, gross	859,107	100.00%	739,488	100.00%
Allowance for loan losses	(9,929)		(9,905)
Loans receivable, net	$849,178		$729,583

The Company’s gross loan portfolio increased $119.6 million, from $739.5 million at December 31, 2021 to $859.1 million at June 30, 2022. The increase in loans was primarily attributable to $138.4 million of new loan origination and $98.7 million in purchases of loans receivable which was partially offset by $117.0 million paydown of the loans.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of June 30, 2022 and December 31, 2021, SBA loans included in the commercial and industrial loan were $19.2 million and $17.4 million, respectively. SBA loans included in the commercial real estate loans were $10.9 million and $9.7 million, respectively.

At June 30, 2022, the net loan to deposit ratio was 100% and the net loan to total assets ratio was 81%. At December 31, 2021, these ratios were 97% and 77%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses was unchanged at $9.9 million as of June 30, 2022 and December 31, 2021. Based upon the overall assessment and evaluation of the loan portfolio at June 30, 2022, management believes $9.9 million in the allowance for loan and lease losses, which represented 1.16% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio, and a provision for loan losses of $275,000 was recorded for the three and six months ended June 30, 2022.

The following table provides detail of activity in the allowance for loan and lease losses:

	Three Months Ended June 30,		Six Month Ended June 30,
(In thousands)	2022	2021	2022	2021

Balance at beginning of the period	$9,737	$10,426	$9,905	$10,584
Charge-offs:
Commercial Real Estate	-	(9)	-	(51)
Residential Real Estate	-	-	-	(3)
Commercial and Industrial	-	-	(68)	(209)
Consumer and Other	(100)	(2)	(147)	(20)
Construction	-	(69)	(70)	(69)
Total charge-offs	(100)	(80)	(285)	(352)
Recoveries:
Residential Real Estate	-	-	1	-
Commercial and Industrial	11	12	26	24
Consumer and Other	6	4	7	106
Total recoveries	17	16	34	130

Net charge-offs	(83)	(64)	(251)	(222)
Provision charged to earnings	275	-	275	-
Balance at end of the period	$9,929	$10,362	$9,929	$10,362

Ratios:
Net charge-offs to average loans	(0.011)%	(0.009)%	(0.032)%	(0.032)%
Allowance for loan losses to total loans	1.16%	1.54%	1.16%	1.54%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment:

(In thousands)	June 30, 2022		December 31, 2021
Allowance for loan and lease losses	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$4,980	52.26%	$5,063	49.38%
Residential Real Estate	1,395	16.15%	1,700	21.45%
Commercial and Industrial	2,316	15.51%	2,532	16.61%
Consumer and Other	1,063	14.30%	253	8.03%
Construction	58	1.42%	78	2.95%
Construction to permanent - CRE	15	0.36%	41	1.58%
Unallocated	102	N/A	238	N/A
Total	$9,929	100.00%	$9,905	100.00%

Non-performing Assets

The following table presents non-performing assets as of June 30, 2022 and December 31, 2021:

(In thousands)
	June 30, 2022	December 31, 2021
Non-accruing loans:
Commercial Real Estate	$15,366	$15,704
Residential Real Estate	3,087	3,148
Commercial and Industrial	4,726	4,101
Consumer and Other	145	142
Total non-accruing loans	23,324	23,095

Loans past due over 90 days and still accruing	-	2
Total nonperforming assets	$23,324	$23,097

Nonperforming assets to total assets	2.22%	2.44%
Nonperforming loans to total loans, net	2.75%	3.17%

As of June 30, 2022, the $23.3 million of non-accrual loans was comprised of 32 borrowers, for which a specific reserve of $2.9 million was established. Four TDR loans of total $9.7 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. Non-accrual loans are included in the impaired loans.

As of December 31, 2021, the $23.1 million of non-accrual loans was comprised of 30 borrowers, for which a specific reserve of $2.3 million was established. Three TDR loans of total $9.7 million were included in the non-accrual loans as of December 31, 2021.

Loans held for sale

SBA loans held for sale totaled $7.6 million and $3.1 million as of June 30, 2022 and December 31, 2021, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at June 30, 2022, consisted of $4.3 million SBA commercial real estate and $3.3 million SBA commercial and industrial loans, respectively. SBA loans held for sale at December 31, 2021, consisted of $2.6 million SBA commercial and industrial loans and $562,000 SBA commercial real estate, respectively.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018 and recorded $1.1 million of goodwill after adjustments as of May 10, 2019. No further adjustment to the goodwill was made as of June 30, 2022.

The Company did not perform an interim goodwill test for the six months ended June 30, 2021 as no events occurred which would trigger an impairment assessment.

Deferred Taxes

Deferred tax assets were $14.9 million and $12.1 million at June 30, 2022 and December 31, 2021, respectively. Deferred tax assets consist predominately of state net operating losses, capitalized costs and allowances for loan losses.

The effective tax rate for the three and six months ended June 30, 2022 was 27.3%, and 27.6%, respectively, compared to the effective tax rate of 27.3% and 27.2% for the three and six months ended June 30, 2021, respectively. The Company’s effective rates for both periods were affected primarily by states taxes and non-deductible expenses.

Patriot anticipates utilizing the state net operating loss carry forwards to reduce income taxes otherwise payable on current and future years taxable income.

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and state net operating loss carry-forwards that do not begin to expire until the year of 2030. As of December 31, 2021, after weighing both positive and negative evidence, Patriot fully reversed the valuation allowance of $1.9 million recorded in 2020. No valuation allowance was recorded as of June 30, 2022. The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will not be realized, the valuation allowance will be adjusted.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)			Increase/(Decrease)
	June 30, 2022	December 31, 2021	$	%
Non-interest bearing:
Non-interest bearing	$137,320	$127,420	$9,900	7.77%
Prepaid DDA	133,845	99,293	34,552	34.80%
Total non-interest bearing	271,165	226,713	44,452	19.61%

Interest bearing:
Negotiable order of withdrawal accounts	35,973	34,741	1,232	3.55%
Savings	99,686	109,744	(10,058)	(9.16)%
Money market	151,212	113,428	37,784	33.31%
Money market - prepaid deposits	32,891	51,090	(18,199)	(35.62)%
Certificates of deposit, less than $250,000	169,690	142,246	27,444	19.29%
Certificates of deposit, $250,000 or greater	51,491	53,584	(2,093)	(3.91)%
Brokered deposits	34,675	17,016	17,659	103.78%
Total Interest bearing	575,618	521,849	53,769	10.30%

Total Deposits	$846,783	$748,562	$98,221	13.12%

The Bank has expanded its deposit and funding mix over the past year, while reducing its aggregate cost of funds.

Borrowings

Total borrowings were $130.6 million and $120.7 million as of June 30, 2022 and December 31, 2021, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

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

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. Outstanding advances from the FHLB-B increased from $90.0 million at December 31, 2021 to $100.0 million at June 30, 2022.

At June 30, 2022, the FHLB-B advances bore fixed rates of interest ranging from 1.64% to 4.23% with maturities ranging from 5 days to 2.2 years, and have a weighted average interest rate of 3.09%.

At June 30, 2022, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $267.2 million. Remaining unused borrowing capacity under this line totaled $77.3 million at June 30, 2022.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three and six months ended June 30, 2022 and 2021, no funds had been borrowed under the line of credit.

Interest expense incurred for the three and six months ended June 30, 2022 were $747,000 and $1.5 million, respectively. For the three and six months ended June 30, 2021, interest expense were $741,000 and $1.5 million, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $5 million at June 30, 2022 and $5 million at December 31, 2021. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.

There was no outstanding balance under the agreements at June 30, 2022 and December 31, 2021. No interest expense incurred for the three and six months ended June 30, 2022 and 2021.

Other Borrowing

Patriot has pledged eligible loans as collateral to support borrowing capacity at the Federal Reserve Bank of New York’s (“FRBNY”). As of June 30, 2022, the book value of the pledged loans totaled $20.6 million with a collateral value of $14.6 million. There was no outstanding balance under the FRBNY Borrower-in-Custody program at June 30, 2022.

Senior notes

On December 22, 2016, the Company issued $12 million of senior notes bearing interest at 7% per annum (the “Senior Notes”). On November 17, 2021, the original maturity date of the Senior Notes was extended from December 22, 2021 to June 30, 2022.

In connection with the issuance of the Senior Notes, the Company incurred $374,000 of costs, which are being amortized over the term of the Senior Notes to recognize a constant rate of interest expense. At June 30, 2022 and December 31, 2021, the debt issuance costs were fully amortized.

On June 22, 2022, the Company amended and restated the Senior Notes. The maturity date of the Senior Notes was further extended to December 31, 2022, and the interest rate increases from (i) 7% to 7.25% from July 1, 2022 until September 30, 2022 and (ii) from 7.25% to 7.50% thereafter. The Senior Notes can be repaid at any time without penalty.

The Senior Notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.

For the three and six months ended June 30, 2022, the Company recognized interest expense of $210,000 and $420,000, respectively. For the three and six months ended June 30, 2021, the Company recognized interest expense of $228,000 and $457,000, respectively.

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

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At June 30, 2022 and December 31, 2021, $175,000 and $189,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.

For the three and six months ended June 30, 2022, the Company recognized interest expense of $165,000 and $328,000, respectively. For the three and six months ended June 30, 2021, the Company recognized interest expense of $165,000 and $328,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (5.34% at June 30, 2022) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of June 30, 2022 and December 31, 2021, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $125,000 and $129,000, respectively, and accrued interest on the junior subordinated debentures was $6,000 and $4,000, respectively.

For the three and six months ended June 30, 2022, the Company recognized interest expense of $86,000 and $157,000, respectively. For the three and six months ended June 30, 2021, the Company recognized interest expense of $70,000 and $140,000, respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of June 30, 2022 and December 31, 2021, the note had a balance outstanding of $689,000 and $791,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three and six months ended June 30, 2022, the Company recognized interest expense of $2,000 and $6,000, respectively. For the three and six months ended June 30, 2021, the Company recognized interest expense of $4,000 and $8,000, respectively.

Derivatives

As of June 30, 2022, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three and six months ended June 30, 2022 and 2021, respectively.

During the second quarter of 2021, Patriot entered into a receive fixed/pay variable interest rate swap, which was designated as a cash flow hedge. During the three and six month ended June 30, 2021, the Company recognized $85,000 of accumulated other comprehensive income that was reclassified into interest income included in interest and fees on loans on the consolidated statements of operations. The cash flow hedge interest rate swap contract was terminated in August 2021. Therefore, no interest income was recognized during the three and six months ended June 30, 2022.

Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.

Equity

Equity decreased $7.5 million, from $67.3 million at December 31, 2021 to $59.8 million at June 30, 2022, primarily due to $9.6 million of net unrealized holding loss for investment portfolio, which was partially offset by $2.1 million of net income for the six months ended June 30, 2022.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $53.1 million from $127.0 million at December 31, 2021 to $180.1 million at June 30, 2022.

Average Balances

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and six months ended June 30, 2022 and 2021:

(In thousands)	Three Months ended June 30,
	2022			2021
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$819,532	$9,044	4.43%	$680,710	$7,267	4.28%
Investments	91,622	575	2.51%	94,548	477	2.02%
Cash equivalents and other	34,862	68	0.78%	69,647	23	0.13%

Total interest earning assets	946,016	9,687	4.11%	844,905	7,767	3.69%

Cash and due from banks	6,904			2,946
Allowance for loan losses	(9,695)			(10,432)
OREO	-			1,216
Other assets	67,246			60,601

Total Assets	$1,010,471			$899,236

Liabilities
Interest bearing liabilities:
Deposits	$576,310	$757	0.53%	$522,219	$623	0.48%
Borrowings	91,868	747	3.26%	90,061	741	3.30%
Senior notes	12,000	210	7.00%	11,953	228	7.63%
Subordinated debt	17,942	251	5.61%	17,905	233	5.22%
Note Payable and other	703	2	1.14%	905	4	1.77%

Total interest bearing liabilities	698,823	1,967	1.13%	643,043	1,829	1.14%

Demand deposits	239,082			184,131
Other liabilities	10,707			7,398

Total Liabilities	948,612			834,572

Shareholders' equity	61,859			64,664

Total Liabilities and Shareholders' Equity	$1,010,471			$899,236

Net interest income		$7,720			$5,938

Interest margin			3.27%			2.82%
Interest spread			2.98%			2.55%

(In thousands)	Six Months ended June 30,
	2022			2021
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$784,091	$16,708	4.30%	$691,564	$15,010	4.38%
Investments	97,441	1,210	2.48%	78,270	821	2.10%
Cash equivalents and other	37,282	89	0.48%	67,873	47	0.14%

Total interest earning assets	918,814	18,007	3.95%	837,707	15,878	3.82%

Cash and due from banks	7,584			2,910
Allowance for loan losses	(9,788)			(10,541)
OREO	-			1,392
Other assets	67,880			60,796

Total Assets	$984,490			$892,264

Liabilities
Interest bearing liabilities:
Deposits	$552,734	$1,166	0.43%	$525,872	$1,408	0.54%
Borrowings	93,542	1,484	3.20%	90,417	1,474	3.29%
Senior notes	12,000	420	7.00%	11,944	457	7.65%
Subordinated debt	17,938	485	5.45%	17,900	467	5.26%
Note Payable and other	730	6	1.66%	931	8	1.73%

Total interest bearing liabilities	676,944	3,561	1.06%	647,064	3,814	1.19%

Demand deposits	233,111			172,922
Other liabilities	10,305			7,821

Total Liabilities	920,360			827,807

Shareholders' equity	64,130			64,457

Total Liabilities and Shareholders' Equity	$984,490			$892,264

Net interest income		$14,446			$12,064

Interest margin			3.17%			2.90%
Interest spread			2.89%			2.63%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three and six months ended June 30, 2022 and 2021.

	Three Months ended June 30,			Six Months ended June 30,
	2022 compared to 2021			2022 compared to 2021
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$1,231	$546	$1,777	$1,669	$29	$1,698
Investments	(14)	112	98	204	185	389
Cash equivalents and other	(11)	56	45	(21)	63	42

Total interest earning assets	1,206	714	1,920	1,852	277	2,129

Interest bearing liabilities:
Deposit	181	(47)	134	147	(389)	(242)
Borrowings	15	(9)	6	51	(41)	10
Senior notes	1	(19)	(18)	2	(39)	(37)
Subordinated debt	-	18	18	-	18	18
Note payable and other	(2)	-	(2)	(2)	-	(2)

Total interest bearing liabilities	195	(57)	138	198	(451)	(253)

Net interest income	$1,011	$771	$1,782	$1,654	$728	$2,382

RESULTS OF OPERATIONS

For the three months ended June 30, 2022, interest income and dividend income was $9.7 million, which increased $1.9 million or 24.7% as compared to $7.8 million for the quarter ended June 30, 2021. Total interest expense was $2.0 million, which increased $138,000 or 7.5% as compared to $1.8 million for the quarter ended June 30, 2021. Net interest income was $7.7 million for the quarter ended June 30, 2022, which increased $1.8 million or 30.0% from $5.9 million for the quarter ended June 30, 2021.

For the six months ended June 30, 2022, interest income and dividend income was $18.0 million, which increased $2.1 million or 13.4% as compared to $15.9 million for the six months ended June 30, 2021. Total interest expense was $3.6 million, which decreased $253,000 or 6.6% as compared to $3.8 million for the six months ended June 30, 2021. Net interest income was $14.4 million for the six months ended June 30, 2022, which increased $2.4 million or 19.7% from $12.1 million for the six months ended June 30, 2021. The increase in 2022 was primarily due to increase in average loan balances partially offset by an increase in average deposits balances.

The net interest margin showed continued improvement, with an increase to 3.27% for the quarter ended June 30, 2022, compared with 2.82% for the second quarter of 2021. For the six months ended June 30, 2022, the net interest margin increased to 3.17%, compared to 2.90% for the six months ended June 30, 2021.

Provision for Loan Losses

For the three and six months ended June 30, 2022, a provision for loan losses of $275,000 was recorded, compared to zero provision for loan losses for the three and six months ended June 30, 2021.

Non-interest income

Non-interest income for the three and six months ended June 30, 2022 was $798,000 and $1.6 million, respectively, as compared to $753,000 and $1.2 million for the three and six months ended June 30, 2021, respectively. The increases were primarily attributable to increased gains on sales of SBA loans along with higher non-interest income from the prepaid card program in the first half of 2022.

Non-interest expense

Non-interest expense for the three and six months ended June 30, 2022 increased to $6.5 million and $12.9 million, respectively, as compared to $5.3 million and $10.7 million for the three and six months ended June 30, 2021. The non-interest expense in the first half of 2021 included an ERC of $2.0 million, while no ERC was recognized in the first half of 2022.

Provision for income taxes

The Company reported provision for income taxes of $476,000 and $787,000 for the three and six months ended June 30, 2022, respectively, as compared to a provision for income taxes of $383,000 and $702,000 for the three and six months ended June 30, 2021, respectively.

Liquidity

The Company’s balance sheet liquidity to total assets ratio was 8.7% at June 30, 2022, compared to 11.4% at December 31, 2021. Liquidity including readily available off-balance sheet funding sources was 18.2% at June 30, 2022, compared to 21.7% at December 31, 2021.

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

Capital

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. In September 2021, the Bank adopted the CBLR framework. The Bank’s Tier 1 leverage ratio as of June 30, 2022 and December 31, 2021 was 9.44% and 9.86%, respectively, which is above the well-capitalized required level of 9.0%.

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

The tables below set forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in the Company’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may therefore overstate the impact of short-term repricings. As a result of the historically low interest rate environment, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity, snce the interest rates on certain balance sheet items have approached their minimums. Therefore, it is not possible for the analyses to fully measure the true impact of these downward shocks.

(In thousands)
	Net Portfolio Value - Performance Summary
	As of June 30, 2022			As of December 31, 2021
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$159,873	$(17,516)	-9.9%	$116,941	$(15,137)	-11.5%
+100	171,211	(6,178)	-3.5%	126,152	(5,926)	-4.5%
BASE	177,389	-	-	132,078	-	-
-100	178,428	1,039	0.6%	135,803	3,725	2.8%
-200	171,134	(6,255)	-3.5%	134,277	2,199	1.7%

(In thousands)	Net Interest Income - Performance Summary
	June 30, 2022			December 31, 2021
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$42,511	$957	2.3%	$31,521	$45	0.1%
+100	42,408	854	2.1%	31,575	99	0.3%
BASE	41,554	-	-	31,476	-	-
-100	39,802	(1,752)	-4.2%	31,587	111	0.4%
-200	38,010	(3,544)	-8.5%	31,548	72	0.2%

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.1

Termination and Release Agreement, dated as of July 18, 2022, by and among Patriot National Bancorp, Inc., and American Challenger Development Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2022).

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

3(ii)	Amended and Restated By-laws of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)

4.1	Form of Senior Note due 2022 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 24, 2022.

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Schema Document

101.CAL#	Inline XBRL Calculation Linkbase Document

101.LAB#	Inline XBRL Labels Linkbase Document

101.PRE#	Inline XBRL Presentation Linkbase Document

101.DEF#	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL and contained in Exhibit 101)

The exhibits marked with the section symbol (#) are interactive data files.

* The certification is being furnished and shall not be deemed filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2022

Patriot National Bancorp, Inc. (Registrant)

By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer