Form 10-Q
period 2022-09-30
PATRIOT NATIONAL BANCORP INC
filed 2022-11-14
CIK 1098146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 3,957,269 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$4,319	$3,264
Interest bearing deposits	26,865	43,781
Total cash and cash equivalents	31,184	47,045
Investment securities:
Available-for-sale securities, at fair value	85,917	94,341
Other investments, at cost	4,450	4,450
Total investment securities	90,367	98,791

Federal Reserve Bank stock, at cost	2,671	2,843
Federal Home Loan Bank stock, at cost	5,474	4,184
Loans receivable (net of allowance for loan losses: 2022: $9,952 and 2021: $9,905)	852,918	729,583
Loans held for sale	8,748	3,129
Accrued interest and dividends receivable	6,504	5,822
Premises and equipment, net	30,861	31,500
Deferred tax asset	16,057	12,146
Goodwill	1,107	1,107
Core deposit intangible, net	261	296
Other assets	12,839	12,035
Total assets	$1,058,991	$948,481

Liabilities
Deposits:
Noninterest bearing deposits	$247,704	$226,713
Interest bearing deposits	586,691	521,849
Total deposits	834,395	748,562

Federal Home Loan Bank and correspondent bank borrowings	125,000	90,000
Senior notes, net	12,000	12,000
Subordinated debt, net	9,832	9,811
Junior subordinated debt owed to unconsolidated trust, net	8,125	8,119
Note payable	637	791
Advances from borrowers for taxes and insurance	2,262	1,101
Accrued expenses and other liabilities	8,736	10,753
Total liabilities	1,000,987	881,137

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 100,000,000 shares authorized; As of September 30, 2022: 4,031,010 shares issued; 3,957,269 shares outstanding; As of December 31, 2021: 4,030,233 shares issued; 3,956,492 shares outstanding.	106,542	106,479
Accumulated deficit	(33,107)	(37,498)
Accumulated other comprehensive loss	(15,431)	(1,637)
Total shareholders' equity	58,004	67,344
Total liabilities and shareholders' equity	$1,058,991	$948,481

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021

Interest and Dividend Income
Interest and fees on loans	$11,250	$7,189	$27,958	$22,199
Interest on investment securities	555	692	1,635	1,422
Dividends on investment securities	99	59	229	150
Other interest income	135	20	224	67
Total interest and dividend income	12,039	7,960	30,046	23,838

Interest Expense
Interest on deposits	1,493	448	2,659	1,856
Interest on Federal Home Loan Bank borrowings	806	756	2,290	2,230
Interest on senior debt	218	229	638	686
Interest on subordinated debt	276	233	761	700
Interest on note payable and other	3	4	9	12
Total interest expense	2,796	1,670	6,357	5,484

Net interest income	9,243	6,290	23,689	18,354

Provision (credit) for loan losses	200	(300)	475	(300)

Net interest income after provision for loan losses	9,043	6,590	23,214	18,654

Non-interest Income
Loan application, inspection and processing fees	102	79	278	203
Deposit fees and service charges	67	61	191	190
Gains on sales of loans	182	-	691	352
Rental income	124	130	448	400
Gain on sale of investment securities	-	26	-	119
Other income	179	627	658	854
Total non-interest income	654	923	2,266	2,118

Non-interest Expense
Salaries and benefits	4,330	2,843	11,439	7,506
Occupancy and equipment expense	862	832	2,579	2,530
Data processing expense	297	376	910	1,088
Professional and other outside services	541	633	1,889	2,199
Project expenses, net	50	4	131	15
Advertising and promotional expense	50	57	191	196
Loan administration and processing expense	37	23	184	61
Regulatory assessments	245	213	598	649
Insurance expense, net	54	79	207	214
Communications, stationery and supplies	208	161	482	450
Other operating expense	540	490	1,535	1,484
Total non-interest expense	7,214	5,711	20,145	16,392

Income before income taxes	2,483	1,802	5,335	4,380

Provision for income taxes	157	479	944	1,181

Net income	$2,326	$1,323	$4,391	$3,199

Basic earnings per share	$0.59	$0.34	$1.11	$0.81
Diluted earnings per share	$0.59	$0.34	$1.11	$0.81

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$2,326	$1,323	$4,391	$3,199
Other comprehensive (loss) income
Securities available-for-sale:
Unrealized holding (loss) gain on securities	(5,587)	(500)	(18,590)	352
Income tax effect	1,441	128	4,796	(92)
Reclassification for realized gain on sale of investment securities	-	(26)	-	(119)
Income tax effect	-	7	-	31
Total securities available-for-sale	(4,146)	(391)	(13,794)	172
Derivative instruments:
Unrealized holding (loss) gain on cash flow hedge	-	(104)	-	149
Income tax effect	-	27	-	(39)
Reclassification adjustment for net gain included in net income	-	(64)	-	(149)
Income tax effect	-	17	-	39
Total derivative instruments	-	(124)	-	-

Total other comprehensive (loss) income	(4,146)	(515)	(13,794)	172

Comprehensive (loss) income	$(1,820)	$808	$(9,403)	$3,371

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

		Three Months Ended September 30, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total

Balance at June 30, 2022	3,957,269	$106,520	$(35,433)	$(11,285)	$59,802
Comprehensive income (loss):
Net income	-	-	2,326	-	2,326
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(4,146)	(4,146)
Total comprehensive income (loss)	-	-	2,326	(4,146)	(1,820)
Share-based compensation expense	-	22	-	-	22
Balance at September 30, 2022	3,957,269	$106,542	$(33,107)	$(15,431)	$58,004

		Nine Months Ended September 30, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total

Balance at December 31, 2021	3,956,492	$106,479	$(37,498)	$(1,637)	$67,344
Comprehensive income:
Net income	-	-	4,391	-	4,391
Unrealized holding loss on available-for-sale securities, net of tax	-	-	-	(13,794)	(13,794)
Total comprehensive income (loss)	-	-	4,391	(13,794)	(9,403)
Share-based compensation expense	-	63	-	-	63
Vesting of restricted stock	777	-	-	-	-
Balance at September 30, 2022	3,957,269	$106,542	$(33,107)	$(15,431)	$58,004

See Accompanying Notes to Consolidated Financial Statements.

		Three Months Ended September 30, 2021
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at June 30, 2021	3,947,276	$106,409	$(40,716)	$169	$65,862
Comprehensive income (loss):
Net income	-	-	1,323	-	1,323
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	(391)	(391)
Unrealized holding gain on cash flow hedge, net of tax	-	-	-	(124)	(124)
Total comprehensive income	-	-	1,323	(515)	808
Share-based compensation expense	-	30	-	-	30
Vesting of restricted stock	700	-	-	-	-
Balance at September 30, 2021	3,947,976	$106,439	$(39,393)	$(346)	$66,700

		Nine Months Ended September 30, 2021
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2020	3,943,572	$106,329	$(42,592)	$(518)	$63,219
Comprehensive income:
Net income	-	-	3,199	-	3,199
Unrealized holding gain on available-for-sale securities, net of tax	-	-	-	172	172
Total comprehensive income	-	-	3,199	172	3,371
Share-based compensation expense	-	110	-	-	110
Vesting of restricted stock	4,404	-	-	-	-
Balance at September 30, 2021	3,947,976	$106,439	$(39,393)	$(346)	$66,700

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,391	$3,199

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Accretion) amortization of investment (discounts) premiums, net	(12)	253
Amortization and accretion of purchase loan premiums and discounts, net	2,002	1,388
Amortization of debt issuance costs	27	83
Amortization of core deposit intangible	35	35
Amortization of servicing assets of sold SBA loans	66	15
Provision (credit) for loan losses	475	(300)
Depreciation and amortization	981	1,135
Gain on sales of available-for-sale securities	-	(119)
Share-based compensation	63	110
Decrease in deferred income taxes	885	1,083
Originations of SBA loans held for sale	(15,718)	(6,505)
Proceeds from sale of SBA loans held for sale	10,516	3,665
Gains on sale of SBA loans held for sale, net	(691)	(352)
Net gain on sale and write-down of other real estate owned	-	(2)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(682)	434
Increase in other assets	(325)	(1,833)
(Decrease) increase in accrued expenses and other liabilities	(2,394)	1,516
Net cash (used in) provided by operating activities	(381)	3,805

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	3,600	53,706
Principal repayments on available-for-sale securities	5,575	7,686
Purchases of available-for-sale securities	(19,329)	(136,134)
Redemptions (purchases) of Federal Reserve Bank stock	172	(60)
Purchases of Federal Home Loan Bank stock	(1,290)	(506)
Origination of loans receivable	(159,125)	(117,233)
Purchases of loans receivable	(125,765)	(80,201)
Payments received on loans receivable	159,164	211,690
Purchases of premises and equipment	(322)	(364)
Proceeds from sale of other real estate owned	-	1,908
Net cash used in investing activities	(137,320)	(59,508)

Cash Flows from Financing Activities:
Increase in deposits	85,833	49,017
Increase in FHLB borrowings	35,000	20,000
Principal repayments of note payable	(154)	(152)
Increase (decrease) in advances from borrowers for taxes and insurance	1,161	(1,533)
Net cash provided by financing activities	121,840	67,332

Net (decrease) increase in cash and cash equivalents	(15,861)	11,629

Cash and cash equivalents at beginning of period	47,045	34,636

Cash and cash equivalents at end of period	$31,184	$46,265

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,950	$5,306
Cash paid for income taxes	$103	$47

Non-cash transactions:
Capitalized servicing assets	$188	$74

Transfers of loans held for sale to loans receivable	$274	$281

Operating lease right-of-use assets	$80	$-

Decrease in interest rate swaps	$(509)	$(370)

Capital raise deferred costs	$1,177	$-

Decrease in premises and equipment	$-	$(119)
Reclass of premises and equipment to implementation cost	$-	$52
Decrease in accrued expense and other liabilities	$-	$67

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 1.	Basis of Financial Statement Presentation

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

The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the remainder of 2022.

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

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2022 and December 31, 2021 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2022:
U. S. Government agency and mortgage-backed securities	$74,534	$2	$(14,305)	$60,231
Corporate bonds	19,781	25	(5,189)	14,617
Subordinated notes	5,000	-	(265)	4,735
SBA loan pools	6,837	-	(980)	5,857
Municipal bonds	561	-	(84)	477
	$106,713	$27	$(20,823)	$85,917

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$67,850	$24	$(1,245)	$66,629
Corporate bonds	17,754	118	(951)	16,921
Subordinated notes	4,608	35	(17)	4,626
SBA loan pools	5,772	-	(169)	5,603
Municipal bonds	563	1	(2)	562
	$96,547	$178	$(2,384)	$94,341

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of September 30, 2022 and December 31, 2021:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
September 30, 2022:
U. S. Government agency and mortgage-backed securities	$14,059	$(1,942)	$44,521	$(12,363)	$58,580	$(14,305)
Corporate bonds	11,341	(4,688)	1,494	(501)	12,835	(5,189)
Subordinated notes	4,735	(265)	-	-	4,735	(265)
SBA loan pools	1,485	(10)	4,372	(970)	5,857	(980)
Municipal bonds	135	(19)	342	(65)	477	(84)
	$31,755	$(6,924)	$50,729	$(13,899)	$82,484	$(20,823)

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$60,606	$(1,196)	$1,610	$(49)	$62,216	$(1,245)
Corporate bonds	15,042	(951)	-	-	15,042	(951)
Subordinated notes	-	-	1,092	(17)	1,092	(17)
SBA loan pools	5,603	(169)	-	-	5,603	(169)
Municipal bonds	406	(2)	-	-	406	(2)
	$81,657	$(2,318)	$2,702	$(66)	$84,359	$(2,384)

As of September 30, 2022 and December 31, 2021, forty-five of forty-seven and thirty-two of thirty-nine available-for-sale securities had unrealized losses with an aggregate decline of 20.2% and 2.7% from the amortized cost of those securities, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Based on its quarterly reviews, management believes that none of the losses on available-for-sale securities noted above constitute other-than-temporary impairment (“OTTI”). The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, corporate debt, and municipal bonds. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, available-for-sale securities of $28.3 million and $36.6 million, respectively, were pledged to the Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the Federal Home Loan Bank and municipal deposits.

The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of September 30, 2022 and December 31, 2021. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
September 30, 2022:
Corporate bonds	$3,787	$15,994	$-	$19,781	$3,742	$10,875	$-	$14,617
Subordinated notes	-	5,000	-	5,000	-	4,735	-	4,735
SBA loan pools	-	1,495	5,342	6,837	-	1,485	4,372	5,857
Municipal bonds	-	561	-	561	-	477	-	477
Available-for-sale securities with stated maturity dates	3,787	23,050	5,342	32,179	3,742	17,572	4,372	25,686
U. S. Government agency and mortgage-backed securities	-	5,312	69,222	74,534	-	4,132	56,099	60,231
	$3,787	$28,362	$74,564	$106,713	$3,742	$21,704	$60,471	$85,917

December 31, 2021:
Corporate bonds	$17,754	$-	$-	$17,754	$16,921	$-	$-	$16,921
Subordinated notes	-	4,608	-	4,608	-	4,626	-	4,626
SBA loan pools	-	-	5,772	5,772	-	-	5,603	5,603
Municipal bonds	-	563	-	563	-	562	-	562
Available-for-sale securities with stated maturity dates	17,754	5,171	5,772	28,697	16,921	5,188	5,603	27,712
U. S. Government agency and mortgage-backed securities	13,876	-	53,974	67,850	13,835	-	52,794	66,629
	$31,630	$5,171	$59,746	$96,547	$30,756	$5,188	$58,397	$94,341

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

During the nine months ended September 30, 2022, the Bank purchased $11.8 million U.S. Government agency mortgage-backed securities, $2.0 million corporate bonds, $4.0 million subordinated notes, and $1.5 million SBA government guaranteed loan pools securities. During the nine months ended September 30, 2021, the Bank purchased $112.0 million U.S. Government agency debt and mortgage-backed securities, $18.2 million Corporate bonds, and $5.9 million SBA government guaranteed loan pools securities. There was no sale of available-for-sale securities in the three and nine months ended September 30, 2022. In 2021, the Bank sold $32.4 million U.S. Government agency mortgage-backed securities, $16.3 million corporate bonds, $4.5 million subordinated notes, and $535,000 SBA loan pools securities, and recognized a net gain on sale of securities of $26,000 and $119,000 during the three and nine months ended September 30, 2021, respectively.

Note 4.	Loans Receivable and Allowance for Loan and Lease Losses

As of September 30, 2022 and December 31, 2021, loans receivable, net, consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Loan portfolio segment:
Commercial Real Estate	$438,822	$365,247
Residential Real Estate	131,182	158,591
Commercial and Industrial	140,364	122,810
Consumer and Other	138,135	59,364
Construction	12,634	21,781
Construction to Permanent - CRE	1,733	11,695
Loans receivable, gross	862,870	739,488
Allowance for loan and lease losses	(9,952)	(9,905)
Loans receivable, net	$852,918	$729,583

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
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

During the three and nine months ended September 30, 2022, Patriot purchased zero and $20.7 million of commercial real estate loans, respectively. There were no commercial real estate loans purchased during the three and nine months ended September 30, 2021.

Residential Real Estate Loans

In 2013, Patriot discontinued offering primary mortgages on personal residences. Repayment of residential real estate loans may be negatively impacted should the borrower have financial difficulties, should there be a significant decline in the value of the property securing the loan, or should there be declines in general economic conditions.

During the three and nine months ended September 30, 2022, Patriot did not purchase any residential real estate loans. During the three and nine months ended September 30, 2021, Patriot purchased $29.6 million and $72.3 million of residential real estate loans, respectively.

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

Patriot’s syndicated and leveraged loan portfolio totaled $16.4 million and $19.6 million at September 30, 2022 and December 31, 2021, respectively. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

During the three and nine months ended September 30, 2022, Patriot purchased unsecured consumer loans of $25.5 million and $75.8 million, respectively. In addition, Patriot purchased home equity line of credit loans (“HELOC”) of $1.6 million and $29.3 million, respectively. During the three and nine months ended September 30, 2021, Patriot purchased $5.8 million and $7.9 million unsecured consumer loans, respectively.

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

SBA Loans

Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $30.9 million and $27.1 million as of September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, SBA loans previously classified as held for sale of $274,000 were transferred to held for investment. During the nine months ended September 30, 2021, $281,000 SBA loans were transferred from held for sale to held for investment.

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

Paycheck Protection Program loans totaled $156,000 and $919,000 as of September 30, 2022 and December 31, 2021, respectively, which are included in the commercial and industrial loan classifications.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Allowance for Loan and Lease Losses

The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three months ended September 30, 2022
Allowance for loan and lease losses:
June 30, 2022	$4,980	$1,395	$2,316	$1,063	$58	$15	$102	$9,929
Charge-offs	-	-	-	(366)	-	-	-	(366)
Recoveries	154	3	12	20	-	-	-	189
Provisions (credits)	1,653	(930)	(490)	22	(20)	(10)	(25)	200
September 30, 2022	$6,787	$468	$1,838	$739	$38	$5	$77	$9,952

Three months ended September 30, 2021
Allowance for loan and lease losses:
June 30, 2021	$4,079	$2,003	$3,212	$390	$369	$144	$165	$10,362
Charge-offs	-	-	(3)	(3)	-	-	-	(6)
Recoveries	-	2	20	1	-	-	-	23
Provisions (credits)	607	130	(861)	(53)	(138)	(82)	97	(300)
September 30, 2021	$4,686	$2,135	$2,368	$335	$231	$62	$262	$10,079

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Nine Months ended September 30, 2022
Allowance for loan and lease losses:
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
Charge-offs	-	-	(70)	(513)	(68)	-	-	(651)
Recoveries	154	4	38	27	-	-	-	223
Provisions (credits)	1,570	(1,236)	(662)	972	28	(36)	(161)	475
September 30, 2022	$6,787	$468	$1,838	$739	$38	$5	$77	$9,952

Nine Months ended September 30, 2021
Allowance for loan and lease losses:
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584
Charge-offs	(51)	(3)	(212)	(23)	(69)	-	-	(358)
Recoveries	-	2	44	107	-	-	-	153
Provisions (credits)	252	757	(748)	(44)	(439)	(100)	22	(300)
September 30, 2021	$4,686	$2,135	$2,368	$335	$231	$62	$262	$10,079

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of September 30, 2022 and December 31, 2021:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
September 30, 2022
Allowance for loan and lease losses:
Individually evaluated for impairment	$5,072	$5	$984	$-	$-	$-	$-	$6,061
Collectively evaluated for impairment	1,715	463	854	739	38	5	77	3,891
Total allowance for loan and lease losses	$6,787	$468	$1,838	$739	$38	$5	$77	$9,952

Loans receivable, gross:
Individually evaluated for impairment	$11,270	$2,886	$4,682	$516	$-	$-	$-	$19,354
Collectively evaluated for impairment	427,552	128,296	135,682	137,619	12,634	1,733	-	843,516
Total loans receivable, gross	$438,822	$131,182	$140,364	$138,135	$12,634	$1,733	$-	$862,870

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2021
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,567	$3	$722	$-	$-	$-	$-	$2,292
Collectively evaluated for impairment	3,496	1,697	1,810	253	78	41	238	7,613
Total allowance for loan losses	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905

Loans receivable, gross:
Individually evaluated for impairment	$15,704	$2,954	$4,031	$523	$-	$-	$-	$23,212
Collectively evaluated for impairment	349,543	155,637	118,779	58,841	21,781	11,695	-	716,276
Total loans receivable, gross	$365,247	$158,591	$122,810	$59,364	$21,781	$11,695	$-	$739,488

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis

The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of September 30, 2022.

(In thousands)	Performing (Accruing) Loans
September 30, 2022	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$783	$-	$-	$783	$401,065	$401,848	$-	$401,848
Special mention	-	-	-	-	25,112	25,112	-	25,112
Substandard	-	-	-	-	592	592	11,270	11,862
	783	-	-	783	426,769	427,552	11,270	438,822
Residential Real Estate:
Pass	-	-	-	-	128,121	128,121	-	128,121
Substandard	-	-	-	-	-	-	3,061	3,061
	-	-	-	-	128,121	128,121	3,061	131,182
Commercial and Industrial:
Pass	425	-	230	655	131,942	132,597	-	132,597
Special mention	-	-	-	-	966	966	-	966
Substandard	1,948	-	-	1,948	146	2,094	4,707	6,801
	2,373	-	230	2,603	133,054	135,657	4,707	140,364
Consumer and Other:
Pass	-	1	-	1	137,967	137,968	-	137,968
Substandard	-	-	-	-	23	23	144	167
	-	1	-	1	137,990	137,991	144	138,135
Construction:
Pass	-	-	-	-	12,097	12,097	-	12,097
Special mention	-	-	-	-	537	537	-	537
	-	-	-	-	12,634	12,634	-	12,634
Construction to Permanent - CRE:
Pass	-	-	-	-	1,733	1,733	-	1,733
	-	-	-	-	1,733	1,733	-	1,733

Total	$3,156	$1	$230	$3,387	$840,301	$843,688	$19,182	$862,870

Loans receivable, gross:
Pass	$1,208	$1	$230	$1,439	$812,925	$814,364	$-	$814,364
Special mention	-	-	-	-	26,615	26,615	-	26,615
Substandard	1,948	-	-	1,948	761	2,709	19,182	21,891
Loans receivable, gross	$3,156	$1	$230	$3,387	$840,301	$843,688	$19,182	$862,870

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of September 30, 2022 and December 31, 2021:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
September 30, 2022
Loan portfolio segment:
Commercial Real Estate:
Substandard	$8,819	$-	$2,451	$11,270	$-	$11,270
Residential Real Estate:
Substandard	672	-	1,795	2,467	594	3,061
Commercial and Industrial:
Substandard	-	-	4,591	4,591	116	4,707
Consumer and Other:
Substandard	-	-	121	121	23	144
Total non-accruing loans	$9,491	$-	$8,958	$18,449	$733	$19,182

December 31, 2021:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$-	$-	$15,704	$15,704	$-	$15,704
Residential Real Estate:
Substandard	-	-	2,419	2,419	729	3,148
Commercial and Industrial:
Substandard	-	491	2,458	2,949	1,152	4,101
Consumer and Other:
Substandard	-	94	28	122	20	142
Total non-accruing loans	$-	$585	$20,609	$21,194	$1,901	$23,095

If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $159,000 and $262,000 would have been recognized during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, additional interest income (net of cash collected) of approximately $230,000 and $689,000 would have been recognized, respectively.

Interest income collected and recognized on non-accruing loans for the three and nine months ended September 30, 2022 was $33,000 and $237,000, respectively. During the three and nine months ended September 30,2021, interest income collected and recognized on non-accruing loans was $174,000 and $313,000, respectively.

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

The following table summarizes the recorded investment in TDRs as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022		December 31, 2021
Loan portfolio segment:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	1	$8,819	1	$8,884
Residential Real Estate	3	829	3	870
Commercial and Industrial	1	116	0	-
Consumer and Other	3	632	3	640
Total TDR Loans	8	10,396	7	10,394
Less:
TDRs included in non-accrual loans	4	(9,699)	3	(9,688)
Total accrual TDR Loans	4	$697	4	$706

During the three months ended September 30, 2022, no loans were modified as TDRs. The following loans were modified as TDRs during the nine months ended September 30, 2022:

		Outstanding Recorded Investment
(In thousands)	Number of Loans	Pre-Modification	Post-Modification

Loan portfolio segment:
Commercial and Industrial	1	$118	$116
Total TDR Loans	1	$118	$116

The following table provides information on how loans were modified as TDRs in 2022:

(In thousands)	Three Months ended September 30, 2022	Nine Months ended September 30, 2022
Payment deferral	-	116
Total	$-	$116

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

There were no defaults of TDRs during the three and nine months ended September 30, 2022 and 2021. At September 30, 2022 and December 31, 2021, there were no commitments to advance additional funds under TDRs.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

Impaired Loans

The following table reflects information about the impaired loans by class as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022			December 31, 2021
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$2,780	$2,599	$-	$6,820	$7,776	$-
Residential Real Estate	2,451	2,444	-	2,847	2,763	-
Commercial and Industrial	585	692	-	630	758	-
Consumer and Other	517	516	-	523	523	-
	6,333	6,251	-	10,820	11,820	-
With a related allowance recorded:
Commercial Real Estate	$8,819	$8,670	$5,072	8,884	8,811	1,567
Residential Real Estate	438	435	6	461	488	8
Commercial and Industrial	4,122	4,276	984	3,471	3,916	723
Consumer and Other	167	176	1	166	201	1
	13,546	13,557	6,063	12,982	13,416	2,299

Impaired Loans, Total:
Commercial Real Estate	11,599	11,269	5,072	15,704	16,587	1,567
Residential Real Estate	2,889	2,879	6	3,308	3,251	8
Commercial and Industrial	4,707	4,968	984	4,101	4,674	723
Consumer and Other	684	692	1	689	724	1
Impaired Loans, Total	$19,879	$19,808	$6,063	$23,802	$25,236	$2,299

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table summarizes additional information regarding impaired loans by class for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2022		2021		2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,704	$13	$8,671	$95	$6,716	$31	$7,538	$133
Residential Real Estate	1,580	8	3,752	15	2,332	72	4,088	45
Commercial and Industrial	2,354	-	2,657	4	1,311	5	3,122	9
Consumer and Other	342	6	526	4	449	15	755	10
	10,980	27	15,606	118	10,808	123	15,503	197
With a related allowance recorded:
Commercial Real Estate	7,096	7	8,916	-	8,156	72	8,854	-
Residential Real Estate	1,525	6	824	7	885	10	427	14
Commercial and Industrial	2,358	-	3,231	55	3,167	50	1,856	113
Consumer and Other	342	1	169	1	237	3	87	5
	11,321	14	13,140	63	12,445	135	11,224	132
Impaired Loans, Total:
Commercial Real Estate	13,800	20	17,587	95	14,872	103	16,392	133
Residential Real Estate	3,105	14	4,576	22	3,217	82	4,515	59
Commercial and Industrial	4,712	-	5,888	59	4,478	55	4,978	122
Consumer and Other	684	7	695	5	686	18	842	15
Impaired Loans, Total	$22,301	$41	$28,746	$181	$23,253	$258	$26,727	$329

Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. Based on the on-going monitoring and analysis of the loan portfolio, thirty-five loans totaling $19.9 million were identified as impaired at September 30, 2022. Twenty-four out of thirty-five impaired loans totaling $19.4 million were individually evaluated for impairment, for which $6.1 million of specific reserves were established. The remaining eleven impaired loans with balances under $100,000, totaling $524,000, with a general reserve of $2,000 were collectively evaluated, and not individually evaluated for impairment.

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

Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of September 30, 2022, SBA loans held for sale was $8.7 million, consisting of $5.1 million SBA commercial real estate loans and $3.6 million SBA commercial and industrial loans, respectively. There were $3.1 million of SBA loans held for sale at December 31, 2021, consisting of $2.6 million SBA commercial and industrial loans and $562,000 SBA commercial real estate loans. During the three and nine months ended September 30, 2022, $202,000 and $274,000 SBA loans previously classified as held for sale were transferred to held for investment, respectively. During the three and nine months ended September 30, 2021, SBA loans previously classified as held for sale were transferred to held for investment were $0 and $281,000, respectively.

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

Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $36.2 million and $29.6 million at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the servicing asset has a carrying value of $706,000 and $584,000, respectively, and fair value of $773,000 and $617,000, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the consolidated balance sheets.

The following table presents an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2022 and 2021:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$685	$380	$584	$316
Servicing rights capitalized	57	-	188	74
Servicing rights amortized	(36)	(5)	(56)	(15)
Servicing rights disposed	-	-	(10)	-
Ending balance	$706	$375	$706	$375

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 6.	Business Combination, Goodwill and Other Intangible Assets

The Company completed its acquisition of Prime Bank in May 2018, and recorded goodwill balance was $1.1 million as of September 30, 2022 and December 31, 2021.

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

The Company did not perform an interim goodwill test in the first nine months of 2022 as no events occurred which would trigger an impairment assessment.

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

On July 18, 2022, Patriot and American Challenger entered into a Termination and Release Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement (the “Termination”). Parties mutually determined that not all closing conditions of the Merger Agreement could be satisfied under the current structure and agreement. In connection with the proposed merger, the Company has previously recognized expenses of $1.9 million for the full year ended December 31, 2021 and $112,000 for the nine months ended September 30, 2022.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 7.	Deposits

The following table presents the balance of deposits held, by category as of September 30, 2022 and December 31, 2021.

(In thousands)	September 30, 2022	December 31, 2021
Non-interest bearing	$247,704	$226,713

Interest bearing:
Negotiable order of withdrawal accounts	38,435	34,741
Savings	87,443	109,744
Money market	180,772	164,518
Certificates of deposit, less than $250,000	180,253	142,246
Certificates of deposit, $250,000 or greater	65,362	53,584
Brokered deposits	34,426	17,016
Interest bearing, Total	586,691	521,849

Total Deposits	$834,395	$748,562

On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. The prepaid debit card deposits are included in the non-interest-bearing deposits and money market deposits, which totaled approximately $169.1 million and $150.4 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$113,433	$51,210	$29,069	$193,712
More than 1 year through 2 years	28,270	3,255	4,858	36,383
More than 2 years through 3 years	20,257	10,647	499	31,403
More than 3 years through 4 years	2,489	250	-	2,739
More than 4 years through 5 years	15,804	-	-	15,804
	$180,253	$65,362	$34,426	$280,041

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 8.	Derivatives

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

Patriot entered into two initial interest rate swaps under the program in November 2018, and another two swaps were entered into in May 2019. As of September 30, 2022 and December 31, 2021, Patriot had cash pledged for collateral on its interest rate swaps of $250,000 and $1.4 million, respectively. This collateral is included in other assets on the consolidated balance sheets.

The Company did not recognize any net gain or loss in other noninterest income on the consolidated statements of operations during the three and nine months ended September 30, 2022 and 2021.

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

The Company did not recognize any unrealized and realized gain or loss for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recognized $64,000 and $149,000 of accumulated other comprehensive income that was reclassified into interest income, respectively. The swap interest income was included in interest and fees on loans on the consolidated statements of operations. In addition, a gain of $512,000 was recognized from the termination of the interest rate swap cash flow hedge for the three and nine months ended September 30, 2021, which was included in other income on the consolidated statements of operations.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
September 30, 2022
Classified in Other Assets:
3rd party interest rate swap	$4,763	6.6	5.25%	1 Mo. LIBOR + 1.96%	$124
3rd party interest rate swap	1,372	6.8	4.38%	1 Mo. LIBOR + 2.00%	105

Classified in Other Liabilities:
Customer interest rate swap	$4,763	6.6	5.25%	1 Mo. LIBOR + 1.96%	$(124)
Customer interest rate swap	1,372	6.8	4.38%	1 Mo. LIBOR + 2.00%	(105)

December 31, 2021
Classified in Other Assets:
Customer interest rate swap	$4,843	7.3	5.25%	1 Mo. LIBOR + 1.96%	$638
Customer interest rate swap	1,398	7.5	4.38%	1 Mo. LIBOR + 2.00%	100

Classified in Other Liabilities:
3rd party interest rate swap	$4,843	7.3	5.25%	1 Mo. LIBOR + 1.96%	$(638)
3rd party interest rate swap	1,398	7.5	4.38%	1 Mo. LIBOR + 2.00%	(100)

Changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows for the three and nine months ended September 30, 2021:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2021
Interest rate swap designated as cash flow hedge:
Unrealized gain recognized in accumulated other comprehensive income before reclassifications	$(104)	$149
Amounts reclassified from accumulated other comprehensive income	(64)	(149)
Income tax effect on items recognized in accumulated other comprehensive income	44	-
Other comprehensive income	$(124)	$-

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

The 2020 Plan authorizes 3,000,000 shares of the Company’s Common Stock for issuance. As of September 30, 2022, 2,832,121 shares of stock were available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following is a summary of the status of the Company’s restricted shares and changes for the three and nine months ended September 30, 2022 and 2021:

Three months ended September 30, 2022:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2022	23,187	$7.24
Unvested at September 30, 2022	23,187	$7.24

Nine months ended September 30, 2022:
Unvested at December 31, 2021	21,468	$6.48
Granted	2,496	$17.25
Vested	(777)	$18.55
Unvested at September 30, 2022	23,187	$7.24

Three months ended September 30, 2021:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2021	35,270	$8.12
Vested	(700)	$17.85
Forfeited	(4,586)	$9.39
Unvested at September 30, 2021	29,984	$7.69

Nine months ended September 30, 2021:
Unvested at December 31, 2020	18,498	$7.29
Granted	20,476	$10.48
Vested	(4,404)	$17.21
Forfeited	(4,586)	$9.39
Unvested at September 30, 2021	29,984	$7.69

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

For the three and nine months ended September 30, 2022, the Company recognized total share-based compensation expense of $22,000 and $63,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $8,000 and $14,000, respectively. Included in share-based compensation expense attributable to Patriot’s external directors, were $14,000 and $39,000, respectively. The directors received total compensation of $82,000 and $182,000 respectively, which amounts are included in other operating expenses in the consolidated statements of operations.

For the three and nine months ended September 30, 2021, the Company recognized total share-based compensation expense of $30,000 and 110,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $25,000 and $65,000, respectively. Included in share-based compensation expense were $5,000 and $45,000 attributable to Patriot’s external directors, who received total compensation of $68,000 and $252,000 for each of those periods, respectively.

Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of September 30, 2022 amounted to $184,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.87 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Dividends

The Company has not paid any dividends since 2020 and has no present plans to pay dividends.

Retirement Plan

Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three and nine months ended September 30, 2022, Patriot made matching contributions to the 401(k) Plan of $64,000 and $205,000, respectively. During the three and nine months ended September 30, 2021, compensation expense under the 401(k) aggregated $46,000 and $157,000, respectively.

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

The following table summarizes the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

(Net income in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basis earnings per share:
Net income attributable to Common shareholders	$2,326	$1,323	$4,391	$3,199
Divided by:
Weighted average shares outstanding	3,957,269	3,947,284	3,957,010	3,945,816

Basic earnings per common share	$0.59	$0.34	$1.11	$0.81

Diluted earnings per share:
Net income attributable to Common shareholders	$2,326	$1,323	$4,391	$3,199

Weighted average shares outstanding	3,957,269	3,947,284	3,957,010	3,945,816

Effect of potentially dilutive restricted common shares	6,439	1,141	8,588	9,019

Divided by:
Weighted average diluted shares outstanding	3,963,708	3,948,425	3,965,598	3,954,835

Diluted earnings per common share	$0.59	$0.34	$1.11	$0.81

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 11.	Financial Instruments with Off-Balance Sheet Risk

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

Financial instruments with credit risk at September 30, 2022 and December 31, 2021 are as follows:

(In thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit:
Unused lines of credit	$110,758	$68,341
Undisbursed construction loans	13,925	18,594
Home equity lines of credit	27,633	16,396
Future loan commitments	34,943	23,486
Financial standby letters of credit	78	164
	$187,337	$126,981

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established a reserve for credit loss of $8,000 as of September 30, 2022 and December 31, 2021, which is included in accrued expenses and other liabilities.

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

In September 2021, the Bank elected to adopt the CBLR framework. The Bank’s Tier 1 leverage ratio as of September 30, 2022 and December 31, 2021 was 9.23% and 9.86%, respectively, which satisfied the “greater than 9 percent” leverage ratio requirement under the CBLR framework. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.

The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at September 30, 2022 and December 31, 2021 are summarized as follows:

(In thousands)
	September 30, 2022			December 31, 2021
Patriot Bank, N.A.	Amount	Ratio		Amount	Ratio
Tier 1 Leverage Capital (to average assets):
Actual	$98,449	9.23%		$93,923	9.86%
To be Well Capitalized	96,001	9.00	%(1)	85,773	9.00	%(1)

(1)	Leverage Capital Ratio greater than 9% is considered well-capitalized under the CBLR Framework.

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

Other Investments

The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both September 30, 2022 and December 31, 2021 due to its short-term nature.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of September 30, 2022 and December 31, 2021:

(In thousands)		September 30, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$4,319	$4,319	$3,264	$3,264
Interest-bearing deposits due from banks	Level 1	26,865	26,865	43,781	43,781
Available-for-sale securities	Level 2	76,535	76,535	81,161	81,161
Available-for-sale securities	Level 3	9,382	9,382	13,180	13,180
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,671	2,671	2,843	2,843
Federal Home Loan Bank stock	Level 2	5,474	5,474	4,184	4,184
Loans receivable, net	Level 3	852,918	831,092	729,583	727,733
Loans held for sale	Level 2	8,748	9,415	3,129	3,506
SBA servicing assets	Level 3	706	773	584	617
Accrued interest receivable	Level 2	6,504	6,504	5,822	5,822
Interest rate swap receivable	Level 2	229	229	738	738

Financial assets, total		$998,801	$977,709	$892,719	$891,279

Financial Liabilities:
Demand deposits	Level 2	$247,704	$247,704	$226,713	$226,713
Savings deposits	Level 2	87,443	87,443	109,744	109,744
Money market deposits	Level 2	180,772	180,772	164,518	164,518
NOW accounts	Level 2	38,435	38,435	34,741	34,741
Time deposits	Level 2	245,615	239,716	195,830	195,048
Brokered deposits	Level 1	34,426	33,275	17,016	17,003
FHLB borrowings	Level 2	125,000	123,885	90,000	93,643
Senior notes	Level 2	12,000	11,936	12,000	12,045
Subordinated debt	Level 2	9,832	9,630	9,811	9,947
Junior subordinated debt owed to unconsolidated trust	Level 2	8,125	8,125	8,119	8,119
Note payable	Level 3	637	588	791	775
Accrued interest payable	Level 2	721	721	343	343
Interest rate swap liability	Level 2	229	229	738	738

Financial liabilities, total		$990,939	$982,459	$870,364	$873,377

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

The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of September 30, 2022 and December 31, 2021:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2022
U. S. Government agency and mortgage-backed securities	$-	$60,231	$-	$60,231
Corporate bonds	-	5,235	9,382	14,617
Subordinated notes	-	4,735	-	4,735
SBA loan pools	-	5,857	-	5,857
Municipal bonds	-	477	-	477
Available-for-sale securities	$-	$76,535	$9,382	$85,917

Interest rate swap receivable	$-	$229	$-	$229

Interest rate swap liability	$-	$229	$-	$229

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$-	$66,629	$-	$66,629
Corporate bonds	-	3,741	13,180	16,921
Subordinated notes	-	4,626	-	4,626
SBA loan pools	-	5,603	-	5,603
Municipal bonds	-	562	-	562
Available-for-sale securities	$-	$81,161	$13,180	$94,341

Interest rate swap receivable	$-	$738	$-	$738

Interest rate swap liability	$-	$738	$-	$738

Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.

As of September 30, 2022 and December 31, 2021, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three and nine months ended September 30, 2022 and 2021, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The reconciliation of the beginning and ending balances during 2022 for Level 3 available-for-sale securities is as follows:

(In thousands)
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Level 3 fair value at beginning of the period	$10,342	$13,180
Purchases	-	-
Realized gain (loss)	-	-
Unrealized loss	(960)	(3,798)
Transfers in and /or out of Level 3	-	-
Level 3 fair value at end of the period	$9,382	$9,382

The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2022:
Impaired loans, net	$13,293	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	773	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2021:
Impaired loans, net	$20,920	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	617	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

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

The estimated fair value amounts have been measured as of September 30, 2022 and December 31, 2021, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.

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

The risks and uncertainties included here are not exhaustive. In addition to those included herein further information concerning our business, including additional factors that could materially affect our financial results, is included in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Further, it is not possible to assess the effect of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

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

Summary

The Company reported net income of $2.3 million ($0.59 basic and diluted earnings per share) for the quarter ended September 30, 2022, compared to a net income of $1.3 million ($0.34 basic and diluted earnings per share) for the third quarter of 2021. For the nine months ended September 30, 2022, net income was $4.4 million ($1.11 basic and diluted earnings per share), compared to a net income of $3.2 million ($0.81 basic and diluted earnings per share) for the nine months ended September 30, 2021. The prior year results included the recognition of a non-recurring employee retention tax credit (“ERC”) of $906,000 and $2.9 million for the three and nine months ended September 30, 2021, respectively, while no ERC was recognized in 2022.

Along with reporting a substantial improvement in net interest income and strong earnings, the Bank reported loan growth of 16.7% and deposit growth of 11.5% compared to December 31, 2021. Net interest margin improved to 3.68% for the quarter and 3.35% for the first three quarters of 2022, up from 2.87% for the first three quarters of 2021. The Bank’s prepaid debit card program continues to be an increasing, low-cost funding source and has tripled in size to $169.1 million as of September 30, 2022, from $50.0 million in July 2020. The prepaid portfolio growth contributes to a substantial improvement in the Bank’s net interest margin and overall funding costs.

Financial Condition

Total assets increased $110.5 million to $1.1 billion as of September 30, 2022, compared to $948.5 million at December 31, 2021, primarily due to the increase in net loans which increased from $729.6 million at December 31, 2021, to $852.9 million at September 30, 2022. Total deposits increased from $748.6 million at December 31, 2021, to $834.4 million at September 30, 2022.

Cash and Cash Equivalents

Cash and cash equivalents decreased $15.8 million, from $47.0 million at December 31, 2021 to $31.2 million at September 30, 2022. The decrease in 2022 was primarily due to cash used for loan origination of $159.1 million and purchase of loans of $125.8 million, which was partially offset by $159.2 million paydown of loans and increase in deposits of $85.8 million.

Investments

The following table is a summary of the Company’s available-for-sale securities portfolio, at fair value, at the dates shown:

(In thousands)	September 30	December 31,	Increase / (Decrease)
	2022	2021	($)	(%)
U. S. Government agency and mortgage-backed securities	$60,231	$66,629	$(6,398)	-9.60%
Corporate bonds	14,617	16,921	(2,304)	-13.62%
Subordinated notes	4,735	4,626	109	2.36%
SBA loan pools	5,857	5,603	254	4.53%
Municipal bonds	477	562	(85)	-15.12%
Total available-for-sale securities, at fair value	85,917	94,341	(8,424)	-8.93%

Other investments, at cost	4,450	4,450	-	0.00%

	$90,367	$98,791	$(8,424)	-8.53%

Total investments decreased by $8.4 million, from $98.8 million at December 31, 2021 to $90.4 million at September 30, 2022. The decrease in 2022 was primarily attributable to the net unrealized loss of $18.6 million for the available-for-sale securities, associated with rising market interest rates, which was partially offset by an increase in purchase of available-for-sale securities of $19.3 million. There were no sales of available-for-sale securities in the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Bank sold available-for-sale securities of $14.8 million and $34.8 million, respectively, and recognized a net gain of $26,000 and $119,000, respectively.

Loans held for investment

The following table provides the composition of the Company’s loan held for investment portfolio as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$438,822	50.86%	$365,247	49.38%
Residential Real Estate	131,182	15.20%	158,591	21.45%
Commercial and Industrial	140,364	16.27%	122,810	16.61%
Consumer and Other	138,135	16.01%	59,364	8.03%
Construction	12,634	1.46%	21,781	2.95%
Construction to permanent - CRE	1,733	0.20%	11,695	1.58%
Loans receivable, gross	862,870	100.00%	739,488	100.00%
Allowance for loan losses	(9,952)		(9,905)
Loans receivable, net	$852,918		$729,583

The Company’s loan portfolio increased $123.4 million, from $739.5 million at December 31, 2021 to $862.9 million at September 30, 2022. The increase in loans was attributable to $159.1 million of new loan origination and $125.8 million in purchases of loans receivable which was partially offset by $159.2 million paydown of the loans.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of September 30, 2022 and December 31, 2021, SBA loans included in the commercial and industrial loan were $19.6 million and $17.4 million, respectively. SBA loans included in the commercial real estate loans were $11.3 million and $9.7 million, respectively.

At September 30, 2022, the net loan to deposit ratio was 102% and the net loan to total assets ratio was 81%. At December 31, 2021, these ratios were 97% and 77%, respectively.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses was $10.0 million as of September 30, 2022, compared to $9.9 million as of December 31, 2021. Based upon the overall assessment and evaluation of the loan portfolio at September 30, 2022, management believes $10.0 million in the allowance for loan and lease losses, which represented 1.15% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio, and a provision for loan losses of $200,000 and $475,000 was recorded for the three and nine months ended September 30, 2022, respectively.

The following table provides detail of activity in the allowance for loan and lease losses:

	Three Months Ended September 30,		Nine Month Ended September 30,
(In thousands)	2022	2021	2022	2021

Balance at beginning of the period	$9,929	$10,362	$9,905	$10,584
Charge-offs:
Commercial Real Estate	-	-	-	(51)
Residential Real Estate	-	-	-	(3)
Commercial and Industrial	-	(3)	(70)	(212)
Consumer and Other	(366)	(3)	(513)	(23)
Construction	-	-	(68)	(69)
Total charge-offs	(366)	(6)	(651)	(358)
Recoveries:
Commercial Real Estate	154	-	154	-
Residential Real Estate	3	2	4	2
Commercial and Industrial	12	20	38	44
Consumer and Other	20	1	27	107
Total recoveries	189	23	223	153

Net (charge-offs) recoveries	(177)	17	(428)	(205)
Provision (credit) for loan losses	200	(300)	475	(300)
Balance at end of the period	$9,952	$10,079	$9,952	$10,079

Ratios:
Net (charge-offs) recoveries to average loans	(0.020)%	0.002%	(0.052)%	(0.029)%
Allowance for loan losses to total loans	1.15%	100.00%	1.15%	100.00%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment:

(In thousands)	September 30, 2022		December 31, 2021
Allowance for loan and lease losses	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$6,787	50.86%	$5,063	49.38%
Residential Real Estate	468	15.20%	1,700	21.45%
Commercial and Industrial	1,838	16.27%	2,532	16.61%
Consumer and Other	739	16.01%	253	8.03%
Construction	38	1.46%	78	2.95%
Construction to permanent - CRE	5	0.20%	41	1.58%
Unallocated	77	N/A	238	N/A
Total	$9,952	100.00%	$9,905	100.00%

Non-performing Assets

The following table presents non-performing assets as of September 30, 2022 and December 31, 2021:

(In thousands)
	September 30, 2022	December 31, 2021
Non-accruing loans:
Commercial Real Estate	$11,270	$15,704
Residential Real Estate	3,061	3,148
Commercial and Industrial	4,707	4,101
Consumer and Other	144	142
Total non-accruing loans	19,182	23,095

Loans past due over 90 days and still accruing	230	2
Total nonperforming assets	$19,412	$23,097

Nonperforming assets to total assets	1.83%	2.44%
Nonperforming loans to total loans, net	2.28%	3.17%

As of September 30, 2022, the $19.2 million of non-accrual loans was comprised of 31 borrowers, for which a specific reserve of $6.1 million was established. Four TDR loans of total $9.7 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. Non-accrual loans are included in the impaired loans.

As of December 31, 2021, the $23.1 million of non-accrual loans was comprised of 30 borrowers, for which a specific reserve of $2.3 million was established. Three TDR loans of total $9.7 million were included in the non-accrual loans as of December 31, 2021.

Loans held for sale

SBA loans held for sale totaled $8.7 million and $3.1 million as of September 30, 2022 and December 31, 2021, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at September 30, 2022, consisted of $5.1 million SBA commercial real estate and $3.6 million SBA commercial and industrial loans, respectively. SBA loans held for sale at December 31, 2021, consisted of $2.6 million SBA commercial and industrial loans and $562,000 SBA commercial real estate, respectively.

Goodwill

The Company completed its acquisition of Prime Bank in May 2018 and recorded $1.1 million of goodwill after adjustments as of May 10, 2019. No further adjustment to the goodwill was made as of September 30, 2022.

The Company did not perform an interim goodwill test for the nine months ended September 30, 2021 as no events occurred which would trigger an impairment assessment.

Deferred Taxes

Deferred tax assets were $16.1 million and $12.1 million at September 30, 2022 and December 31, 2021, respectively. Deferred tax assets consist predominately of state net operating losses, capitalized costs and allowances for loan losses.

The effective tax rate for the three and nine months ended September 30, 2022 was 6.3%, and 17.7%, respectively, compared to the effective tax rate of 26.6% and 27.0% for the three and nine months ended September 30, 2021, respectively. The lower effective tax rates in 2022 were due to the tax treatment of merger-related expenses incurred in 2021 deemed deductible in the third quarter of 2022 due to the previously announced termination of the merger agreement. The Company’s effective rates for both periods was also affected by states taxes and non-deductible expenses.

Patriot anticipates utilizing the state net operating loss carry forwards to reduce income taxes otherwise payable on current and future years taxable income.

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and state net operating loss carry-forwards that do not begin to expire until the year of 2030. As of December 31, 2021, after weighing both positive and negative evidence, Patriot fully reversed the valuation allowance of $1.9 million recorded in 2020. No valuation allowance was recorded as of September 30, 2022. The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will not be realized, the valuation allowance will be adjusted.

Deposits

The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)			Increase/(Decrease)
	September 30, 2022	December 31, 2021	$	%
Non-interest bearing:
Non-interest bearing	$125,396	$127,420	$(2,024)	(1.59)%
Prepaid DDA	122,308	99,293	23,015	23.18%
Total non-interest bearing	247,704	226,713	20,991	9.26%

Interest bearing:
Negotiable order of withdrawal accounts	38,435	34,741	3,694	10.63%
Savings	87,443	109,744	(22,301)	(20.32)%
Money market	133,947	113,428	20,519	18.09%
Money market - prepaid deposits	46,825	51,090	(4,265)	(8.35)%
Certificates of deposit, less than $250,000	180,253	142,246	38,007	26.72%
Certificates of deposit, $250,000 or greater	65,362	53,584	11,778	21.98%
Brokered deposits	34,426	17,016	17,410	102.32%
Total Interest bearing	586,691	521,849	64,842	12.43%

Total Deposits	$834,395	$748,562	$85,833	11.47%

The Bank has expanded its deposit and funding mix over the past year, while reducing its aggregate cost of funds.

Borrowings

Total borrowings were $155.6 million and $120.7 million as of September 30, 2022 and December 31, 2021, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

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

FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. Outstanding advances from the FHLB-B increased from $90.0 million at December 31, 2021 to $125.0 million at September 30, 2022.

At September 30, 2022, the FHLB-B advances bore fixed rates of interest ranging from 2.4% to 4.23% with maturities ranging from 7 days to 1.9 years, and have a weighted average interest rate of 3.22%.

At September 30, 2022, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $258.2 million. Remaining unused borrowing capacity under this line totaled $42.4 million at September 30, 2022.

In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three and nine months ended September 30, 2022 and 2021, no funds had been borrowed under the line of credit.

Interest expense incurred for the three and nine months ended September 30, 2022 were $806,000 and $2.3 million, respectively. For the three and nine months ended September 30, 2021, interest expense were $756,000 and $2.2 million, respectively.

Correspondent Bank - Line of Credit

Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $15 million at September 30, 2022 and $5 million at December 31, 2021. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.

There was no outstanding balance under the agreements at September 30, 2022 and December 31, 2021. No interest expense incurred for the three and nine months ended September 30, 2022 and 2021.

Other Borrowing

Patriot has pledged eligible loans as collateral to support borrowing capacity at the Federal Reserve Bank of New York’s (“FRBNY”). As of September 30, 2022, the book value of the pledged loans totaled $20.4 million with a collateral value of $14.3 million. There was no outstanding balance under the FRBNY Borrower-in-Custody program at September 30, 2022.

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

For the three and nine months ended September 30, 2022, the Company recognized interest expense of $218,000 and $638,000, respectively. For the three and nine months ended September 30, 2021, the Company recognized interest expense of $229,000 and $686,000, respectively.

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

In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At September 30, 2022 and December 31, 2021, $168,000 and $189,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.

For the three and nine months ended September 30, 2022, the Company recognized interest expense of $163,000 and $491,000, respectively. For the three and nine months ended September 30, 2021, the Company recognized interest expense of $165,000 and $491,000, respectively.

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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (6.79% at September 30, 2022) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of September 30, 2022 and December 31, 2021, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $123,000 and $129,000, respectively, and accrued interest on the junior subordinated debentures was $8,000 and $4,000, respectively.

For the three and nine months ended September 30, 2022, the Company recognized interest expense of $113,000 and $270,000, respectively. For the three and nine months ended September 30, 2021, the Company recognized interest expense of $69,000 and $209,000, respectively.

At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

Note Payable

In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of September 30, 2022 and December 31, 2021, the note had a balance outstanding of $637,000 and $791,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.

For the three and nine months ended September 30, 2022, the Company recognized interest expense of $3,000 and $9,000, respectively. For the three and nine months ended September 30, 2021, the Company recognized interest expense of $4,000 and $12,000, respectively.

Derivatives

As of September 30, 2022, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three and nine months ended September 30, 2022 and 2021, respectively.

In April 2021, Patriot entered into a receive fixed/pay variable interest rate swap, which was designated as a cash flow hedge. The cash flow hedge interest rate swap contract was terminated in August 2021. No interest income was recognized during the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recognized $64,000 and $149,000 of accumulated other comprehensive income that was reclassified into interest income, respectively. The swaps interest income was included in interest and fees on loans on the consolidated statements of operations. A gain of $512,000 was recognized from the termination of the interest rate swap cash flow hedge for the three and nine months ended September 30, 2021, which was included in other income on the consolidated statements of operations.

Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.

Equity

Equity decreased $9.3 million, from $67.3 million at December 31, 2021 to $58.0 million at September 30, 2022, primarily due to $13.8 million of net unrealized holding loss for investment portfolio, which was partially offset by $4.4 million of net income for the nine months ended September 30, 2022.

Off-Balance Sheet Commitments

The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $53.1 million from $127.0 million at December 31, 2021 to $187.3 million at September 30, 2022.

Average Balances

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and nine months ended September 30, 2022 and 2021:

In thousands)	Three Months ended September 30,
	2022			2021
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$877,759	$11,250	5.08%	$707,630	$7,189	4.03%
Investments	94,187	654	2.78%	133,723	751	2.25%
Cash equivalents and other	25,364	135	2.11%	45,202	20	0.18%

Total interest earning assets	997,310	12,039	4.79%	886,555	7,960	3.56%

Cash and due from banks	6,891			5,464
Allowance for loan losses	(9,862)			(10,369)
OREO	-			807
Other assets	65,963			60,448

Total Assets	$1,060,302			$942,905

Liabilities
Interest bearing liabilities:
Deposits	$601,039	$1,493	0.99%	$529,127	$448	0.34%
Borrowings	99,565	806	3.21%	98,380	756	3.05%
Senior notes	12,000	218	7.27%	11,972	229	7.65%
Subordinated debt	17,952	276	6.10%	17,914	233	5.16%
Note Payable and other	652	3	1.83%	857	4	1.85%

Total interest bearing liabilities	731,208	2,796	1.52%	658,250	1,670	1.01%

Demand deposits	258,508			209,259
Other liabilities	9,056			8,595

Total Liabilities	998,772			876,104

Shareholders' equity	61,530			66,801

Total Liabilities and Shareholders' Equity	$1,060,302			$942,905

Net interest income		$9,243			$6,290

Interest margin			3.68%			2.81%
Interest spread			3.27%			2.55%

(In thousands)	Nine Months ended September 30,
	2022			2021
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$815,657	$27,958	4.58%	$696,978	$22,199	4.26%
Investments	96,345	1,864	2.58%	96,957	1,572	2.16%
Cash equivalents and other	33,265	224	0.90%	60,234	67	0.15%

Total interest earning assets	945,267	30,046	4.25%	854,169	23,838	3.73%

Cash and due from banks	6,371			3,771
Allowance for loan losses	(9,813)			(10,483)
OREO	-			1,195
Other assets	68,213			60,678

Total Assets	$1,010,038			$909,330

Liabilities
Interest bearing liabilities:
Deposits	$569,013	$2,659	0.62%	$526,969	$1,856	0.47%
Borrowings	95,572	2,290	3.20%	93,101	2,230	3.20%
Senior notes	12,000	638	7.09%	11,954	686	7.65%
Subordinated debt	17,942	761	5.67%	17,905	700	5.23%
Note Payable and other	703	9	1.71%	906	12	1.77%

Total interest bearing liabilities	695,230	6,357	1.22%	650,835	5,484	1.13%

Demand deposits	241,670			185,167
Other liabilities	9,885			8,081

Total Liabilities	946,785			844,083

Shareholders' equity	63,253			65,247

Total Liabilities and Shareholders' Equity	$1,010,038			$909,330

Net interest income		$23,689			$18,354

Interest margin			3.35%			2.87%
Interest spread			3.03%			2.60%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three and nine months ended September 30, 2022 and 2021.

	Three Months ended September 30,			Nine Months ended September 30,
	2022 compared to 2021			2022 compared to 2021
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$1,773	$2,288	$4,061	$3,404	$2,355	$5,759
Investments	(221)	124	(97)	(11)	303	292
Cash equivalents and other	(8)	123	115	(30)	187	157

Total interest earning assets	1,544	2,535	4,079	3,363	2,845	6,208

Interest bearing liabilities:
Deposit	159	886	1,045	342	461	803
Borrowings	9	41	50	59	1	60
Senior notes	1	(12)	(11)	3	(51)	(48)
Subordinated debt	-	43	43	-	61	61
Note payable and other	(1)	-	(1)	(3)	-	(3)

Total interest bearing liabilities	168	958	1,126	401	472	873

Net interest income	$1,376	$1,577	$2,953	$2,962	$2,373	$5,335

RESULTS OF OPERATIONS

For the three months ended September 30, 2022, interest income and dividend income was $12.0 million, which increased $4.1 million or 51.2% as compared to $8.0 million for the quarter ended September 30, 2021. Total interest expense was $2.8 million, which increased $1.1 million or 67.4% as compared to $1.7 million for the quarter ended September 30, 2021. Net interest income was $9.2 million for the quarter ended September 30, 2022, which increased $2.9 million or 46.9% from $6.3 million for the quarter ended September 30, 2021.

For the nine months ended September 30, 2022, interest income and dividend income was $30.0 million, which increased $6.2 million or 26.0% as compared to $23.8 million for the nine months ended September 30, 2021. Total interest expense was $6.4 million, which increased $873,000 or 15.9% as compared to $5.5 million for the nine months ended September 30, 2021. Net interest income was $23.7 million for the nine months ended September 30, 2022, which increased $5.3 million or 29.1% from $18.4 million for the nine months ended September 30, 2021.

The net interest margin showed continued improvement, with an increase to 3.68% for the quarter ended September 30, 2022, compared with 2.81% for the third quarter of 2021. For the nine months ended September 30, 2022, the net interest margin increased to 3.35%, compared to 2.87% for the nine months ended September 30, 2021.

The 2022 increase in net interest income was primarily due to increase in average loan balances accompanied by an increase in net interest margin as rates earned on interest bearing assets increased at a faster pace than the ratees paid on interest bearing liabilities. The improvement in net interest income and margin was also due to the growth in the Bank’s prepaid card business, which resulted in a significant growth in average demand deposits.

Provision for Loan Losses

For the three and nine months ended September 30, 2022, a provision for loan losses of $200,000 and $475,000 was recorded, respectively, compared to a credit for loan losses of $300,000 for the three and nine months ended September 30, 2021.

Non-interest income

Non-interest income for the three and nine months ended September 30, 2022 was $654,000 and $2.2 million, respectively, as compared to $923,000 and $2.1 million for the three and nine months ended September 30, 2021, respectively. The increases were primarily attributable to increased gains on sales of SBA loans along with higher non-interest income from the prepaid card program in the nine months of 2022.

Non-interest expense

Non-interest expense for the three and nine months ended September 30, 2022 increased to $7.2 million and $20.1 million, respectively, as compared to $5.7 million and $16.4 million for the three and nine months ended September 30, 2021. The non-interest expense for the nine months ended September 30,2021 included an ERC of $2.9 million, while no ERC was recognized in 2022.

Provision for income taxes

The Company reported provision for income taxes of $157,000 and $944,000 for the three and nine months ended September 30, 2022, respectively, as compared to a provision for income taxes of $479,000 and $1.2 million for the three and nine months ended September 30, 2021, respectively.

Liquidity

The Company’s balance sheet liquidity was 9.2% of total assets at September 30, 2022, compared to 11.4% at December 31, 2021. Liquidity including readily available off-balance sheet funding sources was 16.2% of total assets at September 30, 2022, compared to 21.7% at December 31, 2021.

The following categories of assets are considered balance sheet liquidity: cash and due from banks, federal funds sold (if any), short-term investments (if any), loans held for sale, and unpledged available-for-sale securities. In addition, off balance sheet funding sources include collateral-based borrowing available from the FHLB, correspondent bank borrowing lines, and brokered deposits subject to internal limitations.

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

Management manages its capital resources by seeking to maintain a capital structure that will ensure an adequate level of capital to support anticipated asset growth and absorb potential losses while effectively leveraging capital to enhance profitability and return to shareholders. Dividends have not been paid to shareholders since 2020 but may resume in future periods.

The primary source of liquidity at the Company is returns of capital from the Bank. These capital returns are subject to OCC approval and are needed periodically to provide funds needed to service debt payments at the Company.

Capital

In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk-based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. In September 2021, the Bank adopted the CBLR framework. The Bank’s Tier 1 leverage ratio as of September 30, 2022 and December 31, 2021 was 9.23% and 9.86%, respectively, which is above the well-capitalized required level of 9.0%.

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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of September 30, 2022			As of December 31, 2021
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$160,041	$(20,080)	-11.1%	$116,941	$(15,137)	-11.5%
+100	172,516	(7,605)	-4.2%	126,152	(5,926)	-4.5%
BASE	180,121	-	-	132,078	-	-
-100	183,824	3,703	2.1%	135,803	3,725	2.8%
-200	178,114	(2,007)	-1.1%	134,277	2,199	1.7%

(In thousands)	Net Interest Income - Performance Summary
	September 30, 2022			December 31, 2021
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$44,066	$(2)	0.0%	$31,521	$45	0.1%
+100	44,224	156	0.4%	31,575	99	0.3%
BASE	44,068	-	-	31,476	-	-
-100	43,389	(679)	-1.5%	31,587	111	0.4%
-200	41,484	(2,584)	-5.9%	31,548	72	0.2%

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3(i) (C)

Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc. dated October 6, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 21, 2010)

3(ii)	Amended and Restated By-laws of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)

4.1	Form of Senior Note due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 24, 2022.

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Schema Document

101.CAL#	Inline XBRL Calculation Linkbase Document

101.LAB#	Inline XBRL Labels Linkbase Document

101.PRE#	Inline XBRL Presentation Linkbase Document

101.DEF#	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL and contained in Exhibit 101)

The exhibits marked with the section symbol (#) are interactive data files.

* The certification is being furnished and shall not be deemed filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer