Form 10-K
period 2022-12-31
PATRIOT NATIONAL BANCORP INC
filed 2023-03-29
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price on June 30, 2022 as reported on the NASDAQ Global Market: $46.0 million.
Number of shares of the registrant’s Common stock, $0.01 par value per share, 3,965,186 shares outstanding as of March 29, 2023.

PATRIOT NATIONAL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

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

PART I
ITEM 1. Business
General
Patriot National Bancorp, Inc. (the “Company” or “PNBK”), a Connecticut corporation, is a one-bank holding company for Patriot Bank, N.A, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”) (collectively, “Patriot”). The Bank received its charter and commenced operations as a national bank on August 31, 1994. The Bank has a total of nine branch offices comprised of eight branch offices located in Fairfield and New Haven Counties, Connecticut and one branch office located in Westchester County, New York as of December 31, 2022.
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
On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. Since the time of acquisition, the prepaid deposit balances have grown to approximately $197.3 million as of December 31, 2022 and provide a source of low cost deposits and interchange revenue.

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
Employees
As of December 31, 2022, Patriot had 130 full-time equivalent employees. None of Patriot’s employees are covered by a collective bargaining agreement.
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

Recent Developments with Regulators
In November 2018 the Bank entered into a formal written agreement (the “Agreement”) with the Office of the OCC. The Agreement stated that the Board and the Bank would develop, implement and revise written documents and policies related to executive compensation, conflict of interest, internal audit, liquidity and asset/liability management, commercial loan administration, leveraged lending, practices relating to the allowance for loan and lease losses, and assumptions used in the Bank’s interest rate risk model. Under the Agreement the Bank agreed to provide a revised written 3-year strategic and capital plan for the Bank. The existence of this Agreement also resulted in increased supervision from the SBA with respect to the Bank’s SBA division and the loss of its preferred lender status.
On September 1, 2021, the OCC terminated the Agreement concluding that the safety and soundness of the Bank and its now established compliance with laws and regulations did not require continued existence of the Agreement. Shortly after the termination of the Agreement, the SBA removed the increased supervision. In October 2022, the SBA renewed the Bank’s Preferred Lender Program (“PLP”) status, with an expiration date of November 15, 2023. As a normal course of business, the PLP is renewed on an annual basis by the SBA. The Bank received a satisfactory audit by the SBA in 2022 and expects its PLP status to be renewed for another term prior to the current expiration period.
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
Risks Related to the Pandemic
Although we do not currently expect the effects of COVID-19 to have material adverse impact on the Company’s business and operations going forward, such expectation may be subject to change depending on future development of the pandemic.
The national economy has largely recovered from the COVID-19 pandemic, as many health and safety restrictions have been lifted and vaccine distribution has increased. Certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist, including labor shortages and disruptions of global supply chains. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, has contributed to rising inflationary pressures.
Since the inception of the COVID-19 pandemic governmental authorities enacted regulations, and protocols, including governmental programs to provide economic relief to businesses and individuals. The application of forbearance and payment deferral policies beyond any statutory requirements has had a minimal impact on the Company’s interest income.
Although we do not currently expect the COVID-19 pandemic to have a negative impact on the Company’s operations, the extent to which the consequences of the pandemic may in the future affect the Company’s financial condition, results of operation, and liquidity and capital position will depend on future developments of a number of evolving factors beyond our control, including the severity and duration of any resurgence of COVID-19 variants, their effects and responsive methods taken by governmental authorities.
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
The Company is exposed to changes in economic conditions and general downturns in the U.S. economy, and particularly an economic slowdown in the Fairfield or New Haven counties of Connecticut and the New York metropolitan area could result in the following consequences, any of which may have a material detrimental effect on the Bank’s business:
•Increases in:
-Loan delinquencies;
-Problem assets and foreclosures; or
•Decreases in:
-Demand for the Bank’s products and services;

-Customer borrowing power that is caused by declines in the value of assets and/or collateral supporting the Bank’s loans, especially real estate.
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
During 2010 through 2019, however, the economic climate generally improved, contributing to decreases in the Bank’s problem assets, delinquencies and foreclosures from the levels experienced in the earlier period of economic turbulence. During the course of the COVID-19 pandemic covering all of 2020 and a significant portion of 2021 and 2022, a temporary disruption and level of uncertainty existed. For a period of time, delinquencies, deferrals and problem assets rose, however foreclosures were relatively unaffected due to the moratorium that was issued by many states. Much of this has stabilized and returned to previous operating levels. The Company is unable to predict, however, future economic conditions and their impact on the Company’s business.
Market turmoil, and the tightening of credit by the Fed, could lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and generally widespread reductions in business activity. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect the Company’s business, financial condition, and results of operations. A worsening of these conditions could likely exacerbate the adverse effects these difficult market conditions could have on the Company and other financial institutions. In particular:
•Less than optimal economic conditions may continue to affect market confidence levels and may cause adverse changes in payment patterns, thereby causing increased delinquencies, which could affect the Bank’s provision for loan losses and charge-off of loans receivable.
•The ability to assess the creditworthiness of the Bank’s customers, or to accurately estimate loan collateral value, may be impaired if the models and approaches the Bank uses becomes less predictive of future behaviors, valuations, assumptions, or estimates due to the unpredictable economic climate.
•Increasing consolidation of financial services companies, as a result of current market conditions, could have unexpected adverse effects on the Bank’s ability to compete effectively.
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
Although Patriot has implemented strategies which are designed to reduce the potential effects of changes in interest rates on operations, these strategies may not always be successful. Accordingly, changes in levels of market interest rates could materially and adversely affect Patriot’s net interest spread, asset quality, levels of prepayments, liquidity and cash flow, as well as the market value of its securities portfolio and overall profitability.

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
Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has risen sharply since the end of 2021 to levels not seen in more than 40 years. Small to medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.
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
Real estate lending involves risks related to a decline in value of commercial and residential real estate.
The market value of real estate can fluctuate significantly in a relatively short period of time, as a result of market conditions in the geographic area in which real estate is located. A deterioration in the national and regional real estate markets could harm our financial condition and results of operations because a large percentage of our loans are secured by real property. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. If real estate values decline, the collateral for the Bank’s loans will provide less security. As a result, the Bank’s ability to recover on defaulted loans by selling the underlying real estate will be diminished, and the Bank will be more likely to suffer losses on defaulted loans.
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
The implementation of Current Expected Credit Loss (“CECL”), which we expect will result in an increase our allowance for loan losses, could have a material adverse effect on our financial condition and results of operation.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU changes the methodology for measuring credit losses on financial instruments measured at amortized cost to a current expected loss (“CECL”) model. The new accounting standard is effective for the Company as of January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, other financial instruments and other commitments to extend credit and provide for the expected credit losses as allowances for credit losses. This will change our current method of providing allowance for loan losses that are probable and we expect to record an allowance for credit losses as of January 1, 2023 in excess of our existing allowance for loan losses. CECL also greatly increases the data we need to collect and review to determine the appropriate level of the allowance for credit losses. Although we expect the Bank and the Company will continue to meet all applicable capital adequacy requirements following recording of the impact of adoption to shareholders’ equity, future provisioning for expected credit losses under CECL may have a material adverse effect on our financial condition and results of operations.
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
Natural disasters (including severe weather events of increasing strength and frequency due to climate change), acts of war or terrorism, such as the recent outbreak of hostilities between Russia & Ukraine, occurrence of health epidemics and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events also could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

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
In December 2022, the Company issued $12 million of senior notes that contain certain affirmative covenants, which require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements. The senior notes are unsecured, rank equally with all other senior obligations of the Company, are not redeemable nor may they be put to the Company by the holders of the notes, and require no payment of principal until maturity.
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

Uncertainty relating to the LIBOR determination process and LIBOR discontinuance may adversely affect our results of operations.
London Interbank Offered Rate (“LIBOR”) is used extensively in the United States as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks. The United Kingdom Financial Conduct Authority (“FCA”), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. The administrator for LIBOR announced on March 5, 2021 that it would permanently cease to publish most LIBOR settings beginning on January 1, 2022 and will cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that it does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.
In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny.
The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments and may also increase operational and other risks to the Company and the industry.
We have derivative contracts and limited loan exposure tied to LIBOR. Although we are not yet able to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
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
Deposit flows, calls of investment securities and wholesale borrowings, and prepayments of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets served. Prepaid deposits coming through the Payments Division will fluctuate on a daily basis based on standard business activity in the underlying customer accounts. Furthermore, changes to the underwriting guidelines for wholesale borrowings, or lending policies may limit or restrict Patriot’s ability to borrow, and could therefore have a significant adverse impact on its liquidity. A decline in available funding could adversely impact Patriot’s ability to originate loans, invest in securities, and meet its expenses, or to fulfill such obligations as repaying its borrowings or meeting deposit withdrawal demands.

Risks Related to the Company’s Common Stock
The price of the Company’s common stock may fluctuate.
The market price of the Company’s common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding the Company’s operations or business prospects. Among other factors, the Company’s stock price may be affected by:
•Operating results that vary from the expectations of securities analysts and investors;
•Developments in its business or in the financial services sector in-general;
•Regulatory or legislative changes affecting its business or the financial services sector in-general;
•Operating results or securities price performance of companies that investors consider being comparable to the Company;
•Changes in estimates or recommendations by securities analysts or rating agencies;
•Announcements of strategic developments, acquisitions, dispositions, financings, and other material events by the Company or the Company’s competitors; and
•Changes or volatility in global financial markets and economies, general market conditions, interest or foreign exchange rates, stock, commodity, credit, or asset valuations.
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
The following table summarizes Patriot’s owned and leased properties, as of December 31, 2022:

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
At December 31, 2022, five branch buildings were owned and four branch facilities were leased. Additionally, the Bank maintains certain operating and administrative service facilities and additional parking at its main branch banking office, which are subject to eleven non-cancelable operating lease agreements. Patriot’s lease agreements have terms ranging from one year to fifteen years with nine years and seven months remaining on the longest lease term. Generally, Patriot’s lease agreements contain rent escalation clauses, and renewals for one or more periods at the Bank’s option.
As of December 31, 2022, the Bank has excess space that it leases to four unrelated parties. For additional information, see the Leases footnote disclosure in the consolidated financial statements included herein.
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
The Company’s Common Stock is traded on the Nasdaq Global Market under the Symbol “PNBK.”
Holders
There were approximately 252 shareholders of record of the Company’s Common Stock as of December 31, 2022. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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
The Company did not pay any dividends since 2020, and has temporarily suspended dividend payments. There is no assurance that Company will pay dividends in the future.
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

250
200
150
100
50
0
Index Value
2017
2018
2019
2020
2021
2022
Patriot National Bancorp ("PNBK")
Nasdaq Community Bank Index Total Return Index ("XABQ")
S&P 500 Total Return Index ("SP500TR")

	Period Ending
	2017	2018	2019	2020	2021	2022
Patriot National Bancorp ("PNBK")	100.00%	79.83%	71.48%	55.69%	87.11%	59.38%
Nasdaq Community Bank Index Total Return Index ("XABQ")	100.00%	82.10%	99.53%	88.95%	124.25%	101.44%
S&P 500 Total Return Index ("SP500TR")	100.00%	95.62%	125.72%	148.85%	192.08%	156.88%
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
To the extent actual outcomes differ from management’s estimates, additional provisions for loan losses may be required, which may adversely affect the Company’s results of operations in the future. Subsequent to acquisition of purchased-credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions regarding default rates, loss severity, and other factors that are reflective of current market conditions. Subsequent decreases in expected cash flows will generally result in a provision for loan losses; subsequent increases in expected cash flows may result in a reversal of the provision for loan losses to the extent of prior charges.
The new accounting standard, CECL, effective for the Company as of January 1, 2023. will require the Bank to determine periodic estimates of lifetime expected credit losses on loans, other financial instruments and other commitments to extend credit and provide for the expected credit losses as allowances for credit losses. This will change our current method of providing allowance for loan losses and require us to record an allowance for credit losses as of January 1,2023 materially in excess of our existing allowance for loan losses. CECL will also greatly increase the data we will need to collect and review to determine the appropriate level of the allowance for credit losses and will likely require larger allowances for credit losses going forward than our current methodology.

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
The fair value of the security becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value. Available-for-sale debt securities were not considered to be other-than-temporarily impaired as of December 31, 2022, 2021, or 2020 because the unrealized losses were related to changes in interest rates and did not affect the expected cash flows to be received, or indicate a loss of value on the underlying collateral, or a loss of financial stability on the part of the issuer. Management concluded that the declines in fair value of the investment portfolio as of the reporting dates is temporary and that values would recover by way of increases in market price or positive changes in market interest rates.
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

FINANCIAL CONDITION
Assets
The Company’s total assets increased $94.9 million, or 10.0%, from $948.5 million at December 31, 2021 to $1.0 billion at December 31, 2022, primarily due to an increase in net loans from $729.6 million as of December 31, 2021, to $838.0 million at December 31, 2022.
Cash and cash equivalents
Cash and cash equivalents decreased $8.6 million or 18.2%, from $47.0 million at December 31, 2021 to $38.5 million as of December 31, 2022. The decrease as of December 31, 2022 was primarily attributable to increase in loan origination and purchased loans. The Company’s liquidity position is strong with liquid assets to total assets of 9.3% as of December 31, 2022.
Investment securities
The following table is a summary of the Company’s available-for-sale securities portfolio and other investments at the dates shown:

	December 31,
(In thousands, except per share amounts)	2022	2021	2020

U. S. Government agency and mortgage-backed securities	$59,046	$66,629	$16,833
Corporate bonds	14,655	16,921	17,290
Subordinated notes	4,602	4,626	9,005
SBA loan pools	5,718	5,603	5,567
Municipal bonds	499	562	567
Total available-for-sale securities, at fair value	84,520	94,341	49,262

Other investments, at cost	4,450	4,450	4,450

	$88,970	$98,791	$53,712
Total investments decreased $9.8 million or 9.9%, from $98.8 million at December 31, 2021 to $89.0 million at December 31, 2022. This decrease was primarily attributable to the net unrealized loss of $18.9 million for the available-for-sale securities, associated with rising market interest rates, and $10.3 million in repayments and maturity of principal on available-for-sale securities, which was partially offset by purchases of available-for-sale securities of $19.3 million in 2022. There were no sales of available-for-sales securities during the year ended December 31, 2022 and 2020. During the year ended December 31, 2021, the Bank sold $58.8 million available-for-sale securities and recognized net gain on sale of securities of $76,000.

Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of December 31, for each of the years shown:

	December 31,
(In thousands)	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$437,443	51.57%	$365,247	49.38%	$282,378	38.68%
Residential Real Estate	124,140	14.63%	158,591	21.45%	153,851	21.07%
Commercial and Industrial	138,787	16.36%	122,810	16.61%	144,297	19.76%
Consumer and Other	141,091	16.63%	59,364	8.03%	67,635	9.26%
Construction	4,922	0.58%	21,781	2.95%	66,984	9.17%
Construction to permanent - CRE	1,933	0.23%	11,695	1.58%	15,035	2.06%
Loans receivable, gross	848,316	100.00%	739,488	100.00%	730,180	100.00%
Allowance for loan losses	(10,310)		(9,905)		(10,584)
Loans receivable, net	$838,006		$729,583		$719,596
The gross loans receivable increased $108.8 million or 14.7%, from $739.5 million at December 31, 2021 to $848.3 million at December 31, 2022. The increase in loans was primarily attributable to $211.4 million in loan origination and $141.4 million in purchases of loans receivable which was partially offset by a net decrease in loan payoffs of $239.6 million for the year ended December 31, 2022.
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
SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of December 31, 2022 and 2021, SBA loans included in the commercial real estate loans were $12.2 million and $9.7 million, respectively. SBA loans included in the commercial and industrial loan were $20.3 million and $17.4 million as of December 31, 2022 and 2021, respectively.
At December 31, 2022, the net loan to deposit ratio was 97.4% and the net loan to total assets ratio was 80.3%. At December 31, 2021, these ratios were 97.0% and 77.0%, respectively.

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents loans receivable, gross by portfolio segment, by contractual maturity as of December 31, 2022:

	Contractual Maturity of Loan Balance
(In thousands)	One year or less	One through Five Years	After Five Years	Total
Loan portfolio segment:
Commercial Real Estate	$51,910	$201,391	$184,142	$437,443
Residential Real Estate	1,006	8,053	115,081	124,140
Commercial and Industrial	17,638	59,946	61,203	138,787
Consumer and Other	112	72,991	67,988	141,091
Construction	3,885	1,037	—	4,922
Construction to permanent - CRE	—	—	1,933	1,933
Total	$74,551	$343,418	$430,347	$848,316

Fixed rate loans	$7,307	$211,974	$148,959	$368,240
Variable rate loans	67,244	131,444	281,388	480,076
Total	$74,551	$343,418	$430,347	$848,316
All variable rate loans account for 56.59% of the total loan portfolio. Approximately 26.00% of the variable rate loan portfolio reprices with changes in interest rates within three months of the rate change. The balance of the loan portfolio has an initial rate for a fixed period, for example one, three or five years and then reprice annually after the initial fixed period. These repricing characteristics are reflected in the Bank’s aggregate analysis of net interest sensitivity included in Item 7A. of this report.
As a community bank, the Bank is invested in a local economy, which may be subject to the vagaries of general economic conditions. As of December 31, 2022, the investments in Commercial Real Estate and Commercial and Industrial were approximately 67.93% of total loans receivable. These loans generally are collateralized by the underlying real estate and supported by personal guarantees of the borrowers.

Allowance for loan and lease losses
The allowance for loan and lease losses increased $405,000 from $9.9 million at December 31, 2021 to $10.3 million at December 31, 2022. The increase was primarily attributable to a provision for loan losses of $1.9 million due to increased loan balances and additional specific reserve for one impaired loan, which was partially offset by net charge-offs of $1.5 million for the year ended December 31, 2022.
Based upon the overall assessment and evaluation of the loan portfolio at December 31, 2022 and based upon the prevailing accounting standard (ASC 310-10-35), management believes the allowance for loan and lease losses of $10.3 million, which represents 1.2% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio. As of January 1, 2023, the Company adopted ASU 2016-13 to recognize and measure credit losses on financial assets measured at amortized cost as discussed further in the Summary of Significant Accounting Policies.
The following table provides detail of activity in the allowance for loan and lease losses:

	Year Ended December 31,
(In thousands)	2022	2021	2020

Balance at beginning of the period	$9,905	$10,584	$10,115
Charge-offs:
Commercial Real Estate	—	(51)	(1,032)
Residential Real Estate	—	(3)	(24)
Commercial and Industrial	(70)	(212)	(677)
Consumer and Other	(1,690)	(23)	(45)
Construction	(68)	(69)	—
Total charge-offs	(1,828)	(358)	(1,778)
Recoveries:
Commercial Real Estate	154	—	—
Residential Real Estate	4	3	1
Commercial and Industrial	69	65	70
Consumer and Other	121	111	6
Total recoveries	348	179	77

Net charge-offs	(1,480)	(179)	(1,701)
Provision (credit) for loan losses	1,885	(500)	2,170
Balance at end of the period	$10,310	$9,905	$10,584

Ratios:
Net charge-offs to average loans	(0.18)%	(0.03)%	(0.22)%
Allowance for loan losses to total loans	1.22%	1.34%	1.45%

The following table provides an allocation of allowance for loan and lease losses by portfolio segment and the percentage of the loans to total loans:

	December 31,
(In thousands)	2022		2021		2020
	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$6,966	51.57%	$5,063	49.38%	$4,485	38.68%
Residential Real Estate	665	14.63%	1,700	21.45%	1,379	21.07%
Commercial and Industrial	1,403	16.36%	2,532	16.61%	3,284	19.76%
Consumer and Other	1,207	16.63%	253	8.03%	295	9.26%
Construction	24	0.58%	78	2.95%	739	9.17%
Construction to permanent - CRE	10	0.23%	41	1.58%	162	2.06%
Unallocated	35	N/A	238	N/A	240	N/A
Total Allowance for loan losses	$10,310	100.00%	$9,905	100.00%	$10,584	100.00%
Nonperforming Assets
The following table presents non-accrual and accruing loans which were past due by over 90 days for the dates indicated:

(In thousands)	December 31,
	2022	2021	2020
Non-accruing loans:
Commercial Real Estate	$11,241	$15,704	$14,534
Residential Real Estate	2,470	3,148	3,854
Commercial and Industrial	4,833	4,101	700
Consumer and Other	49	142	917
Construction	—	—	—
Total non-accruing loans	18,593	23,095	20,005

Loans past due over 90 days and still accruing	1,155	2	16
Other real estate owned	—	—	1,906
Total nonperforming assets	$19,748	$23,097	$21,927

Nonperforming assets to total assets	1.89%	2.44%	2.49%
Nonperforming loans to total loans, net	2.36%	3.17%	2.78%
Non-accrual loans decreased $4.5 million, from $23.1 million at December 31, 2021 to $18.6 million at December 31, 2022. The $18.6 million of non-accrual loans at December 31, 2022 was comprised of 28 borrowers. Two TDR loans totaling $9.5 million were included in the non-accrual loans. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Bank evaluated the impaired loans individually and established a specific reserve of $6.0 million as of December 31, 2022.
As of December 31, 2021, the $23.1 million of non-accrual loans was comprised of thirty borrowers, for which a specific reserve of $2.3 million had been established. Three TDR loans of total $9.7 million were included in the non-accrual loans as of December 31, 2021.

Loans held for sale
Loans held for sale are made up of SBA loans which totaled $5.2 million and $3.1 million at December 31, 2022 and 2021, respectively.
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
Patriot sells the guaranteed portion of SBA loans for liquidity purposes and to generate non-interest income. Loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. Loans held for sale at December 31, 2022 consisted of $3.1 million SBA commercial and industrial loans and $2.1 million SBA commercial real estate, respectively. SBA loans held for sale at December 31, 2021, consisted of $2.6 million SBA commercial and industrial loans and $562,000 SBA commercial real estate, respectively. The Company sold $21.6 million SBA loans during the year ended December 31, 2022, compared to $14.3 million for the year ended December 31, 2021.
During 2022 and 2021, no loans held for investment were transferred to loans held for sale. In September 2020, one commercial and industrial loan of $5.0 million was reclassified from loans held for investment to loans held for sale. The loan was sold in October 2020 which resulted in proceeds of $5.0 million.
Premises and equipment
As of December 31, 2022 and 2021, Patriot recorded premises and equipment, net, of $30.6 million and $31.5 million, respectively. The decreases in premises and equipment were normal depreciation of the active premises and equipment during the year ended December 31, 2022. In 2021, the Bank sold a building in New Haven, Connecticut, and recognized proceeds from the sale of $1.5 million for the year ended December 31, 2021. The Bank did not sell any property and equipment in 2022.
Management continuously reviews its branch locations and corporate offices evaluating operating efficiencies and market share as well as effective customer service and delivery.
Other Real Estate Owned (“OREO”)
In 2021, Patriot sold the last OREO of $1.9 million and recognized a gain of $2,000. Therefore, no OREO balance was record on the balance sheet as of December 31, 2022 and 2021.
Goodwill
As of December 31, 2022 and 2021, the Company's goodwill was recorded unchanged at $1.1 million, which resulted from the acquisition of Prime Bank in May 2018. The Company performed its annual review of goodwill as of October 31, 2022 and determined that there was no impairment of goodwill.
Core deposit intangible (“CDI”)
Core deposit intangible (“CDI”) was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. In 2020, an impairment charge of $206,000 was recorded for the year ended December 31, 2020, due to the decline in interest rates in 2020. The Company performed a review of the CDI as of October 31, 2022 and determined that there was no impairment of the CDI as of December 31, 2022. The decrease in CDI of $47,000 from $296,000 at December 31, 2021 to $249,000 at December 31, 2022, was solely due to the amortization of the CDI for the year ended December 31, 2022.

Deferred Taxes
As of December 31, 2022, Patriot had available approximately $15.8 million of Federal net operating loss carryforwards (“NOL”) that are offset by $15.5 million in Internal Revenue Code §382 limitations. After applying the limitation, at December 31, 2022, Patriot has post-change net operating loss carry-forwards of approximately $0.3 million which do not expire. For the years ended December 31, 2022 and 2021, the Bank did not record any uncertain tax position (“UTP”) related to the utilization of certain federal net operating losses.
Additionally, Patriot has approximately $52.8 million of NOLs available for Connecticut tax purposes at December 31, 2022, which may be used to offset up to 50% of taxable income in any year. The NOLs expire between 2030 and 2040.
As of December 31, 2022, Patriot had a $15.5 million deferred tax asset, comprised of multiple temporary differences, in addition to the previously aforementioned NOLs. The assessment of the potential realizability of the deferred tax assets is based on observation of the condition and future of the Bank, including:
•Cumulative pre-tax profit over the last four years;
•Forecasted taxable income for 2023 and future periods;
•Historical average pre-tax income over the last four years adjusted for a fraud loss and other non-recurring expenses relating to merger and acquisition activity, and a reduced cost of funds now reflected in its most recent results;
•Improvements in operations and cost management; and
•Net operating loss carry-forwards that do not begin to expire until 2030.
Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In 2022, management noted improvements in the results of operations, forecasted future period taxable income, the overall quality of the loan portfolio, continued efforts to reduce and control operating expenses, and net operating loss carryforwards that do not begin to expire until the year 2030. Based upon this evidence, management concluded there was no need for a valuation allowance as of December 31, 2022.
Patriot will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance will be established.
Derivatives
As of December 31, 2022, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third-party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income. No gain on the swaps was recognized for the year ended December 31, 2022, 2021 and 2020.
In April 2021, Patriot entered into a receive fixed/pay variable interest rate swap, intended to reduce the Company’s exposure to interest rate movements. This contractual agreement was designated as a cash flow hedge. Under the term of the swap contract, the Company hedged the cash flows associated with a pool of 1-month LIBOR floating rate loans by converting a $50 million portion of that pool of loans into fixed rates with the swap. The Bank received fixed and paid float swap for a 7-year rolling period beginning April 29, 2021. In August 2021, the cash flow hedge interest rate swap contract was terminated.
The Company did not recognize any unrealized and realized gain or loss for the year ended December 31, 2022. During the year ended December 31, 2021, the Company recognized $149,000 of accumulated other comprehensive income that was reclassified into interest income. The interest swap interest income is included in interest and fees on loans on the consolidated statements of operations. A gain of $512,000 was recognized from the termination of the interest rate swap cash flow hedge for the year ended December 31, 2021, which is included in other income on the consolidated statements of operations.
Further discussion of the final derivatives is set forth in Note 11 and Note 21 to the consolidated financial statements.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	December 31,
	2022	2021	2020
Non-interest bearing:
Non-interest bearing	$118,541	$140,384	$99,344
Prepaid DDA	151,095	86,329	59,332
Total non-interest bearing	269,636	226,713	158,676

Interest bearing:
Negotiable order of withdrawal accounts	34,440	34,741	30,529
Savings	71,002	109,744	98,635
Money market	164,827	111,957	131,378
Money market - prepaid deposits	46,173	52,561	15,011
Certificates of deposit, less than $250,000	165,793	142,246	160,968
Certificates of deposit, $250,000 or greater	59,877	53,584	49,172
Brokered deposits	48,698	17,016	41,287
Total Interest bearing	590,810	521,849	526,980

Total Deposits	$860,446	$748,562	$685,656
The Bank has substantially improved its deposit and funding mix over the past year, while reducing its aggregate cost of funds. As of December 31, 2022, total deposits increased $111.9 million, primarily due to growth in prepaid DDA and Money market deposits of $58.4 million and a $61.5 million increase in brokered deposits and certificates of deposits.
Borrowings
As of December 31, 2022 and 2021, total borrowings were $115.2 million and $120.7 million, respectively. Borrowings consist of Federal Home Loan Bank (“FHLB”) advances, senior notes, junior subordinated debentures, and a note payable to the seller from whom the Fairfield branch building was purchased in 2015.
Shareholders’ Equity
Equity decreased $7.8 million from $67.3 million at December 31, 2021 to $59.6 million at December 31, 2022. The decrease was primarily due to $14.0 million unrealized loss in investment portfolio for the year ended December 31, 2022, which was partially offset by $6.2 million of net income for the year ended December 31, 2022.

The following table presents average balance sheets, interest income, interest expense and the corresponding yields earned, and rates paid for each of the years in the three-year period ended December 31, 2022.

(In thousands)	Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$831,634	$40,823	4.91%	$705,353	$30,115	4.27%	$791,626	$35,835	4.51%
Investments	96,770	2,691	2.78%	102,466	2,147	2.10%	59,668	1,859	3.12%
Cash equivalents and other	32,229	498	1.55%	57,753	89	0.15%	49,071	209	0.42%

Total interest earning assets	960,633	44,012	4.58%	865,572	32,351	3.74%	900,365	37,903	4.20%

Cash and due from banks	8,091			4,016			2,357
Allowance for loan losses	(9,762)			(10,384)			(10,896)
OREO	—			893			2,259
Other assets	66,440			61,182			62,086

Total Assets	$1,025,402			$921,279			$956,171

Liabilities
Interest bearing liabilities:
Deposits	$572,295	$5,300	0.93%	$525,537	$2,243	0.43%	$641,981	$9,154	1.42%
Borrowings	105,333	3,475	3.30%	94,511	2,986	3.16%	92,469	2,671	2.88%
Senior notes	12,002	866	7.22%	11,963	913	7.63%	11,888	915	7.70%
Subordinated debt	17,947	1,066	5.94%	17,910	933	5.21%	17,872	991	5.53%
Note Payable and other	678	46	6.78%	881	15	1.70%	1,086	19	1.74%

Total interest bearing liabilities	708,255	10,753	1.52%	650,802	7,090	1.09%	765,296	13,750	1.79%

Demand deposits	244,128			196,287			116,519
Other liabilities	10,610			8,485			8,760

Total Liabilities	962,993			855,574			890,575

Shareholders' equity	62,409			65,705			65,596

Total Liabilities and Shareholders' Equity	$1,025,402			$921,279			$956,171

Net interest income		$33,259			$25,261			$24,153

Interest margin			3.46%			2.92%			2.68%
Interest spread			3.06%			2.65%			2.41%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the years ended December 31, 2022 to 2021 and December 31, 2021 to 2020.

	Year ended December 31,
	2022 compared to 2021			2021 compared to 2020
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$5,063	$5,645	$10,708	$(3,816)	$(1,904)	$(5,720)
Investments	(115)	659	544	1,252	(964)	288
Cash equivalents and other	(42)	451	409	36	(156)	(120)

Total interest earning assets	4,906	6,755	11,661	(2,528)	(3,024)	(5,552)

Interest bearing liabilities:
Deposit	463	2,594	3,057	(2,762)	(4,149)	(6,911)
Borrowings	342	147	489	58	257	315
Senior notes	3	(50)	(47)	(2)	—	(2)
Subordinated debt	2	131	133	—	(58)	(58)
Note payable and other	31	—	31	(4)	—	(4)

Total interest bearing liabilities	841	2,822	3,663	(2,710)	(3,950)	(6,660)

Net interest income	$4,065	$3,933	$7,998	$182	$926	$1,108

RESULTS OF OPERATIONS
A discussion regarding the financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is presented below. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2021 and fiscal 2020 that are not included in this Form 10-K can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 24, 2022.
Comparison of Results of Operations for the years 2022 and 2021
For the year ended December 31, 2022, the Company recorded net income of $6.2 million ($1.56 basic and diluted earnings per share) compared to net income of $5.1 million ($1.29 basic and diluted loss per share) for the year ended December 31, 2021.
Pre-tax income was $7.8 million for the year ended December 31, 2022, compared to pre-tax income of $5.0 million for the year ended December 31, 2021. Significant variances are summarized below and discussed in detail subsequently:
•Interest and dividend income increased $11.7 million;
•Interest expense increased $3.7 million;
•Net interest income increased $8.0 million;
•Provision for loan losses increased $2.4 million;
•Non-interest income decreased $818,000; and
•Non-interest expense increased $2.1 million.
Net interest income
Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.
For the year ended December 31, 2022, interest income increased to $44.0 million, as compared to $32.4 million for the year ended December 31, 2021, which was primarily attributable to an increase of $126.3 million in average loan balances, along with an increase in rates earned on loans reflecting the increase in interest rates during 2022.
For the year ended December 31, 2022, total interest expense increased to $10.8 million, as compared to $7.1 million for the year ended December 31, 2021, primarily due to an increase in average deposits balance of $46.8 million. The increase in deposit interest expense reflects higher deposit balances and higher market interest rates.
Net interest income for the years ended December 31, 2022 and 2021 was $33.3 million and $25.3 million, respectively. The Bank’s net interest margin showed improvement, and increased to 3.5% for the year ended December 31, 2022, compared with 2.9% for the year ended December 31, 2021. The higher net interest margin was due to effective monitoring of the Bank’s interest sensitivity position during the rising interest rate environment, higher loan balances and the increase in deposit balances resulting from the addition of $58.4 million of low-cost prepaid deposits in 2022.
Provision (Credit) for loan losses
For the year ended December 31, 2022, the Bank recorded a provision for loan losses of $1.9 million reflecting the increased loan balance and higher charge-offs associated with a purchased consumer loan portfolio. For the year ended December 31, 2021, a credit for loan losses of $500,000 was recorded as a result of improvements in the economy and in classified loan balances.
Non-interest income
For the year ended December 31, 2022, non-interest income decreased to $3.6 million, as compared to $4.4 million in 2021. The decrease was primarily attributable to lower net realized gains on sale of SBA loans as premiums available in the SBA secondary market declined during the year.

Non-interest expense
For the year ended December 31, 2022, non-interest expense increased to $27.2 million, as compared to $25.2 million for 2021. The increase was primarily attributable to an Employee Retention Credits of $2.9 million recognized in 2021, which was partially offset by a non-recurring project expenses of $1.9 million in connection with the proposed merger transaction with American Challenger in 2021.
Termination of Pending acquisition
On November 14, 2021, the Company and American Challenger entered into a merger agreement, which was subsequently amended on January 28, 2022 and February 28, 2022. On July 18, 2022, the merger agreement was terminated by the parties due to mutual determination that not all closing conditions of the merger agreement could be satisfied. In connection with the proposed merger, the Company has previously recognized expenses of $1.9 million for the full year ended December 31, 2021 and $112,000 for the year ended December 31, 2022.
Other financial measures and ratios:

	As of and for the year ended December 31,
	2022	2021	2020

Return on average assets	0.60%	0.55%	(0.40)%
Return on average equity	9.87%	7.75%	(5.82)%
Average equity to average assets	6.09%	7.13%	6.86%

We derived the selected balance sheet measures as of December 31, 2022, 2021 and 2020 and the selected statement of income measures for the years ended December 31, 2022, 2021 and 2020 from our audited consolidated financial statements included elsewhere in this annual report. Average balances have been computed using daily averages.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2022, the Company’s balance sheet liquidity was $97.4 million, which was 9.3% of total assets of $1.0 billion. At December 31, 2021, the balance sheet liquidity was $108.4 million, which was 11.4% of total assets of $948.5 million. Liquidity including readily available off-balance sheet funding sources was 18.0% at December 31, 2022 compared to 21.7% at December 31, 2021.
The following categories of assets are considered balance sheet liquidity: cash and due from banks, federal funds sold (if any), short-term investments (if any), unpledged available-for-sale securities, and loans held for sale. In addition, off-balance sheet funding sources include collateral based borrowing available from the FHLB, correspondent bank borrowing lines, and advised borrowing lines through an interbank borrowing network.
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
The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). At December 31, 2022, the outstanding advances from the FHLB-B aggregated $85.0 million. The additional borrowing capacity available from FHLB-B was $69.2 million, which is comprised of $67.2 million of advances and a $2.0 million overnight line of credit. Additionally, the Bank retains a collateralized borrowing line with the Federal Reserve Bank which totaled $20.4 million at December 31, 2022 and correspondent bank borrowing lines totaling $24.5 million at December 31, 2022.

As of December 31, 2022, the maturities of Patriot’s contractual obligations are as follows:

(In thousands)	Contractual Obligations Due
Contractual Obligation Category	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Certificates of deposit	$169,088	$43,876	$12,706	$—	$225,670
Brokered deposits	43,589	5,109	—	—	48,698
Federal Home Loan Bank borrowings	55,000	30,000	—	—	85,000
Senior notes	—	—	12,000	—	12,000
Subordinated debt	—	—	—	10,000	10,000
Junior subordinated debt	—	—	—	8,248	8,248
Note payable	210	375	—	—	585
Operating lease obligations	583	775	551	830	2,739

Total contractual obligations	$268,470	$80,135	$25,257	$19,078	$392,940
Management manages its capital resources by seeking to maintain a capital structure that will ensure an adequate level of capital to support anticipated asset growth and absorb potential losses while effectively leveraging capital to enhance profitability and return to shareholders. Due to prior year losses, dividends have not been paid to shareholders over the most recent three-year period but may resume in future periods.
The primary source of liquidity at the Company as a stand-alone parent company is return of capital from the Bank. These capital returns are subject to OCC approval and are needed periodically to provide funds needed to service debt payments at the Company. Return of Capital payments from the Bank to the Company totaled $900,000 for the year ended December 31, 2022, $500,000 for the year ended December 31, 2021, and $2.0 million for the year ended December 31, 2020.
OFF-BALANCE SHEET ARRANGEMENTS
The Bank’s off-balance sheet commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2022 and 2021, the Bank’s off-balance sheet commitments were $154.3 million and $127.0 million, respectively.
REGULATORY CAPITAL REQUIREMENTS
In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk-based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. In September 2021, the Bank adopted the CBLR framework. The Bank’s Tier 1 leverage ratio as of December 31, 2022 and 2021 was 9.3% and 9.9%, respectively, which is above the well-capitalized required level of 9.0%.
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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of December 31, 2022			As of December 31, 2021
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$146,888	$(15,357)	(9.47)%	$116,941	$(15,137)	(11.46)%
+100	157,368	(4,877)	(3.01)%	126,152	(5,926)	(4.49)%
BASE	162,245	—	—	132,078	—	—
-100	163,472	1,227	0.76%	135,803	3,725	2.82%
-200	155,386	(6,859)	(4.23)%	134,277	2,199	1.66%

	Net Interest Income - Performance Summary
	December 31, 2022			December 31, 2021
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$46,131	$(1,177)	(2.49)%	$31,521	$45	0.14%
+100	46,938	(370)	(0.78)%	31,575	99	0.31%
BASE	47,308	—	—	31,476	—	—
-100	47,657	349	0.74%	31,587	111	0.35%
-200	46,747	(561)	(1.19)%	31,548	72	0.23%
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

ITEM 8. Financial Statements and Supplementary Data
The Financial Statements required by this item are presented in the order shown below:

-	Report of Independent Registered Public Accounting Firm (PCAOB ID:49)
-	Consolidated Balance Sheets as of December 31, 2022 and 2021
-	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2022
-	Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 31, 2022
-	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2022
-	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2022
-	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Patriot National Bancorp, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Qualitative Adjustments to the Allowance for Loan and Lease Losses

As described in Notes 1 and 4 of the consolidated financial statements, the Company’s allowance for loan and lease losses (allowance) totaled $10.3 million as of December 31, 2022. The recorded allowance was established based on an allowance of $4.3 million related to loans collectively evaluated for impairment and on an allowance of $6.0 million relating to loans individually evaluated for impairment as of December 31, 2022.

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

We identified the qualitative factor adjustments applied to the non-specific allowance as a critical audit matter due to the high degree of auditor judgment in order to evaluate the subjective assumptions made by management within the calculation.

Our audit procedures related to the qualitative factor adjustments applied to the non-specific allowance included the following:

-We tested the completeness and accuracy of data used by management in determining the qualitative factor adjustments by agreeing them to their appropriate internal or external sources.

-We evaluated the reasonableness of the directional consistency of changes in the qualitative factor adjustments as well as the overall magnitude of management’s qualitative factor adjustments applied to each pool based on the data used by management.

Goodwill Impairment Assessment

As described in Notes 1 and 8 of the consolidated financial statements, the Company’s goodwill balance totaled $1.1 million as of December 31, 2022. The Company performs a goodwill impairment test annually as of October 31, or whenever certain triggering events occur or there are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount are identified. Management estimates the fair value of the reporting unit by considering multiple valuation techniques, which include subjective assumptions about the future cash flows of the Company, assumptions within the capitalization rate, valuation multiples, and market data used.

We identified the impairment assessment of goodwill as a critical audit matter due to the high degree of auditor judgment and subjectivity in order to evaluate the fair value of the reporting unit due to the judgments made by management in the estimation of the Company’s reporting unit fair value, including those related to future cash flows, the capitalization rate, the valuation multiples used, and the market data incorporated into the estimate. In addition, the increased audit effort involved the use of internal professionals with specialized skill and knowledge in the field of business valuation.

Our audit procedures related to goodwill impairment assessment included the following for the impairment test performed for the year:

-We evaluated management’s process for developing the fair value estimates of the reporting unit, including an assessment of the appropriateness of the valuation techniques used.

-We evaluated management’s cash flow projections and significant assumptions incorporated into the business plan by considering the current and past performance by the Company, the Company’s ability to meet financial projections, and the consistency of these assumptions with evidence obtained in other areas of the audit.

-We used the assistance of internal professionals with specialized skill and knowledge to assist in the evaluation of significant assumptions used in the valuation methodology. This included:

◦Testing the fair value of the reporting unit through testing of the completeness and accuracy of the data used by management to develop the estimate.
◦Evaluating the reasonableness of the cash flow projection calculations used to develop the estimate.
◦Evaluating the capitalization rate, the valuation multiples used, and the market data incorporated into the estimate by assessing the reasonableness, comparability and appropriateness of the market-based information used by agreeing the components to independent source data.

/s/ RSM US LLP
We have served as the Company’s auditor since 2017.
Hartford, Connecticut
March 29, 2023

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2022	2021

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$5,182	$3,264
Interest bearing deposits	33,311	43,781
Total cash and cash equivalents	38,493	47,045
Investment securities:
Available-for-sale securities, at fair value	84,520	94,341
Other investments, at cost	4,450	4,450
Total investment securities	88,970	98,791

Federal Reserve Bank stock, at cost	2,627	2,843
Federal Home Loan Bank stock, at cost	3,874	4,184
Loans receivable (net of allowance for loan and lease losses: 2022: $10,310 and 2021: $9,905)	838,006	729,583
Loans held for sale	5,211	3,129
Accrued interest and dividends receivable	7,267	5,822
Premises and equipment, net	30,641	31,500
Deferred tax asset	15,527	12,146
Goodwill	1,107	1,107
Core deposit intangible, net	249	296
Other assets	11,387	12,035
Total assets	$1,043,359	$948,481

Liabilities
Deposits:
Noninterest bearing deposits	$269,636	$226,713
Interest bearing deposits	590,810	521,849
Total deposits	860,446	748,562

Federal Home Loan Bank and correspondent bank borrowings	85,000	90,000
Senior notes, net	11,640	12,000
Subordinated debt, net	9,840	9,811
Junior subordinated debt owed to unconsolidated trust, net	8,128	8,119
Note payable	585	791
Advances from borrowers for taxes and insurance	886	1,101
Accrued expenses and other liabilities	7,251	10,753
Total liabilities	983,776	881,137

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of December 31, 2022: 4,038,927 shares issued; 3,965,186 shares outstanding; As of December 31, 2021: 4,030,233 shares issued; 3,956,492 shares outstanding;	106,565	106,479
Accumulated deficit	(31,337)	(37,498)
Accumulated other comprehensive loss	(15,645)	(1,637)
Total shareholders' equity	59,583	67,344
Total liabilities and shareholders' equity	$1,043,359	$948,481
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2022	2021	2020

Interest and Dividend Income
Interest and fees on loans	$40,823	$30,115	$35,835
Interest on investment securities	2,307	1,924	1,460
Dividends on investment securities	384	223	399
Other interest income	498	89	209
Total interest and dividend income	44,012	32,351	37,903

Interest Expense
Interest on deposits	5,300	2,243	9,154
Interest on Federal Home Loan Bank borrowings	3,475	2,986	2,671
Interest on senior debt	866	913	915
Interest on subordinated debt	1,066	933	991
Interest on note payable and other	46	15	19
Total interest expense	10,753	7,090	13,750

Net interest income	33,259	25,261	24,153

Provision (credit) for loan losses	1,885	(500)	2,170

Net interest income after provision (credit) for loan losses	31,374	25,761	21,983

Non-interest Income
Loan application, inspection and processing fees	386	257	223
Deposit fees and service charges	256	251	321
Gains on sales of loans	1,461	1,886	566
Rental income	566	543	523
Gain on sale of investment securities	—	76	—
Other income	936	1,410	346
Total non-interest income	3,605	4,423	1,979

Non-interest Expense
Salaries and benefits	15,506	11,089	14,323
Occupancy and equipment expense	3,428	3,430	3,513
Data processing expense	1,185	1,451	1,571
Professional and other outside services	2,664	3,155	2,828
Project expenses, net	133	1,882	818
Advertising and promotional expense	232	235	454
Loan administration and processing expense	234	134	174
Regulatory assessments	817	907	1,477
Insurance expense, net	271	280	285
Communications, stationary and supplies	616	604	476
Other operating expense	2,136	2,004	2,199
Total non-interest expense	27,222	25,171	28,118

Income (loss) before income taxes	7,757	5,013	(4,156)

Provision (benefit) for income taxes	1,596	(81)	(337)

Net income (loss)	$6,161	$5,094	$(3,819)

Basic earnings (loss) per share	$1.56	$1.29	$(0.97)
Diluted earnings (loss) per share	$1.55	$1.29	$(0.97)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)	Year Ended December 31,
	2022	2021	2020

Net income (loss)	$6,161	$5,094	$(3,819)

Other comprehensive (loss) income
Unrealized holding loss on securities	(18,879)	(1,432)	(155)
Income tax effect	4,871	369	40
Reclassification for realized gain on sale of investment securities	—	(76)	—
Income tax effect	—	20	—
	(14,008)	(1,119)	(115)
Derivative instruments:
Unrealized holding gain on cash flow hedge	—	149	—
Income tax effect	—	(39)	—
Reclassification adjustment for net gain included in net income	—	(149)	—
Income tax effect	—	39	—
	—	—	—

Total other comprehensive loss	(14,008)	(1,119)	(115)

Comprehensive (loss) income	$(7,847)	$3,975	$(3,934)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2020	3,930,669	$106,170	$(38,773)	$(403)	$66,994
Comprehensive loss:
Net loss	—	—	(3,819)	—	(3,819)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(115)	(115)
Total comprehensive loss	—	—	(3,819)	(115)	(3,934)
Share-based compensation expense	—	159	—	—	159
Vesting of restricted stock	12,903	—	—	—	—
Balance at December 31, 2020	3,943,572	106,329	(42,592)	(518)	63,219
Comprehensive income (loss):
Net income	—	—	5,094	—	5,094
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(1,119)	(1,119)
Total comprehensive income (loss)	—	—	5,094	(1,119)	3,975
Share-based compensation expense	—	150	—	—	150
Vesting of restricted stock	12,920	—	—	—	—
Balance at December 31, 2021	3,956,492	106,479	(37,498)	(1,637)	67,344
Comprehensive income (loss):
Net income	—	—	6,161	—	6,161
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(14,008)	(14,008)
Total comprehensive income (loss)	—	—	6,161	(14,008)	(7,847)
Share-based compensation expense	—	86	—	—	86
Vesting of restricted stock	8,694	—	—	—	—
Balance at December 31, 2022	3,965,186	$106,565	$(31,337)	$(15,645)	$59,583
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$6,161	$5,094	$(3,819)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and accretion of investment premiums and discounts, net	(51)	267	269
Amortization and accretion of purchase loan premiums and discounts, net	2,722	2,087	816
Amortization of debt issuance costs	38	111	112
Amortization of core deposit intangible	47	47	74
Amortization of servicing assets of sold SBA loans	98	67	22
Impairment of intangible assets	—	—	206
Purchase price adjustment expense related to acquisition activity	—	—	556
Provision (credit) for loan losses	1,885	(500)	2,170
Depreciation and amortization	1,325	1,521	1,505
Gain on sales of available-for-sale securities	—	(76)	—
Gain on sale of premises and equipment	—	(550)	—
Share-based compensation	86	150	159
Decrease (increase) in deferred income taxes, net	1,490	(261)	(323)
Originations of SBA loans held for sale	(23,972)	(16,574)	(2,049)
Proceeds from sale of SBA loans held for sale	23,077	16,267	12,160
Gains on sale of SBA loans held for sale, net	(1,461)	(1,886)	(566)
Net (gain) loss on sale and write-down of other real estate owned	—	(2)	69
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(1,445)	798	(3,017)
Increase in other assets	(879)	(2,124)	(331)
(Decrease) increase in accrued expenses and other liabilities	(2,085)	3,160	(1,732)
Net cash provided by operating activities	7,036	7,596	6,281

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	3,600	77,690	—
Principal repayments on available-for-sale securities	6,723	11,667	9,879
Purchases of available-for-sale securities	(19,330)	(136,135)	(11,248)
Redemptions (purchases) of Federal Reserve Bank stock	216	(60)	114
Redemptions (purchases) of Federal Home Loan Bank stock	310	319	(26)
Origination of loans receivable	(211,383)	(220,349)	(36,860)
Purchases of loans receivable	(141,412)	(89,338)	(32,785)
Payments received on loans receivable	239,639	298,059	153,495
Purchases of premises and equipment	(414)	(430)	(70)
Proceeds from sale of premises and equipment	—	1,464	—
Proceeds from sale of other real estate owned	—	1,908	425
Net cash (used in) provided by investing activities	(122,051)	(55,205)	82,924

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	111,884	62,906	(133,877)
Increase in purchased deposits	—	—	49,998
Repayments of FHLB borrowings	(5,000)	—	(10,000)
Repayments of senior notes	(12,000)	—	—
Proceeds from issuance of senior notes	12,000	—	—
Principal repayments of note payable	(206)	(203)	(199)
(Increase) decrease in advances from borrowers for taxes and insurance	(215)	(2,685)	105
Net cash provided by (used in) financing activities	106,463	60,018	(93,973)

Net (decrease) increase in cash and cash equivalents	(8,552)	12,409	(4,768)

Cash and cash equivalents at beginning of period	47,045	34,636	39,404

Cash and cash equivalents at end of period	$38,493	$47,045	$34,636

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Year Ended December 31,
	2022	2021	2020

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,472	$7,210	$15,037
Cash paid (refund) for income taxes, net	$102	$140	$(659)

Non-cash transactions:
Transfers of SBA loans held for sale to loans receivable	$274	$281	$9,542

Transfers of loans receivable to loans held for sale	$—	$—	$5,022

Capitalized servicing assets	$400	$335	$137

Operating lease right-of-use assets	$80	$373	$40
Accrued rent payable - adoption ASC 842	$—	$—	$22

Interest rate swaps	$(535)	$449	$(493)

Deferred cost for capital raise	$(825)	$825	$—

Deferred debt issuance costs	$360	$—	$—

Increase in premises and equipment	$—	$10	$290
Reclassification of premises and equipment to implementation cost	$—	$52	$—
Increase in accrued expense and other liabilities	$—	$(62)	$(290)

Business Combination Non-Cash Disclosures:
Decrease in escrow deposit related to acquisition activity	$—	$—	$(657)
Decrease in liabilities related to acquisition activity	$—	$—	$15
Decrease in contingent consideration related to acquisition activity	$—	$—	$86

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements

Note 1.    Nature of Operations and Summary of Significant Accounting Policies
Patriot National Bancorp, Inc. (the "Company" or "PNBK"), a Connecticut corporation, is a bank holding company that was organized in 1999. Patriot Bank, N.A. (the "Bank") (collectively, “Patriot”) is a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured under the Bank Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, eight branch offices in Connecticut and one branch office in New York. The Bank's customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County in New York.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
Included in the Bank’s investment portfolio are shares in the FHLB-B and FRB of $6.5 million and $7.0 million as of December 31, 2022 and 2021, respectively. Management has evaluated its investment in the capital stock of the FHLB-B and FRB for impairment, based on the aforementioned criteria, and has determined that as of December 31, 2022 and 2021 there is no impairment of its investment in either the FHLB-B or FRB.
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
At December 31, 2022 and 2021, the Bank’s investment portfolio includes a $4.5 million investment in the Solomon Hess SBA Loan Fund (“SBA Fund”). The Bank uses this investment to satisfy its Community Reinvestment Act lending requirements. At December 31, 2022 and 2021, the investment in the SBA Fund is reported in the consolidated balance sheets at cost, which management believes approximates fair value.
Loans receivable
Loans that Patriot has the intent and ability to hold until maturity or for the foreseeable future generally are reported at their outstanding unpaid principal balances adjusted for deferred costs, an allowance for loan and lease losses, if any, and any unamortized discount, premium and deferred fees.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
After considering the historic loss calculations, management applies additional qualitative adjustments to the ALLL to reflect the inherent risk of loss that exists in the loan portfolio at the balance sheet date. Qualitative adjustments are made based upon changes in economic conditions, loan portfolio and asset quality data, and credit process changes, such as credit policies or underwriting standards. Evaluation of the ALLL requires considerable judgment, to adequately estimate and provide for the risk of loss inherent in the loan portfolio segments.
Qualitative adjustments are aggregated into nine categories described in the Interagency Policy Statement (“Interagency Statement”) issued by the bank regulators. Within the statement, the following qualitative factors are considered:
•Changes in lending policies and procedures, including underwriting standards, collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments;
•Changes in the nature and volume of the loan portfolio and terms of loans;
•Changes in the experience, ability and depth of lending management and staff;
•Changes in the volume and loss severity of past due loans, the volume of non-accrual loans, and the volume and loss severity of adversely classified or graded loans;
•Changes in the quality of the loan review system;
•Changes in the value of the underlying collateral for collateral-dependent loans;
•The existence and effect of any concentrations of credit and changes in the level of such concentrations;
•The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our current loan portfolio.
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
The allowance for loan and lease losses consists primarily of the following three components:
(1)Allowances are established for impaired loans (generally defined by Patriot as non-accrual loans, troubled debt restructured loans, and loans that were previously classified as troubled debt restructurings but have been upgraded). The amount of impairment provided as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the loan’s original effective interest rate or the underlying collateral value, less estimated costs to sell, if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no discounted cash flow or collateral deficiency, if applicable, are not considered for general valuation allowances described below.
(2)General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into homogeneous risk characteristics, primarily loan type. Management applies an estimated loss rate to each pool of homogeneous loans. The loss rates applied are based on Patriot’s three-year loss LBP adjusted, as appropriate, for the factors discussed above. The evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions. Actual loan losses may be more or less than the ALLL management established which could have an effect on Patriot’s financial results.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
(3)An unallocated component of the ALLL is considered when necessary to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the ALLL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies applied to estimating specific and general losses in the loan portfolio.
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
As discussed further in the section titled “Accounting Standards Issued but not yet adopted”, the current ALLL methodology will be replaced by the measurement of losses under a current expected cumulative loss (CECL) model beginning January 1, 2023 in accordance with new accounting standard ASU 2016-13.
Transfers of financial assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Patriot -- put presumptively beyond the reach of Patriot and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for Patriot, and (3) Patriot does not maintain effective control over the transferred assets through either (a) an agreement that both entitles and obligates it to repurchase or redeem the assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
Derivatives Not Designated in Hedge Relationships: Patriot enters into interest rate swap agreements (“swaps”), to provide a facility to mitigate for the borrower the fluctuations in the variable rate on the respective loan. The customer swaps are simultaneously hedged by offsetting derivatives that Patriot entered into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. These swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income.
The credit risk associated with derivatives executed with customers is similar as that involved in extending loans and is subject to normal credit policies. Collateral is obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in non-interest income on the consolidated statement of operations.
Derivatives Designated in Hedge Relationships: The Company uses derivatives to hedge exposures, or to modify interest rate characteristics, for certain balance sheet accounts under its interest rate risk management strategy. The Company designates derivatives in qualifying hedge relationships as cash flow hedges for accounting purposes. Derivative financial instruments receive hedge accounting treatment if they are qualified and properly designated as a hedge and remain highly effective in offsetting changes in the cash flows attributable to the risk being hedged both at hedge inception and on an ongoing basis throughout the life of the hedge. Quarterly prospective and retrospective assessments are performed to ensure hedging relationships continue to be highly effective. If a hedge relationship were no longer highly effective, hedge accounting would be discontinued. The gain or loss on a derivative designated and qualifying as a cash flow hedge is initially recorded as a component of accumulated other comprehensive income or loss, net of tax and subsequently reclassified to interest income as hedged interest payments are received or to interest expense as hedged interest payments are made in the same period during which the hedged transaction affects earnings.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and net operating loss carry-forwards that do not begin to expire until the year 2030. As of December 31, 2022, no valuation allowance was recorded. See Note 14 for more information on the deferred tax valuation allowance.
Management will continue to evaluate its ability to realize the net deferred tax asset. Future evidence may indicate that it is more likely than not that a portion of the net deferred tax asset will not be realized at which point the valuation allowance may need to be increased.
Patriot had a net deferred tax asset of $15.5 million at December 31, 2022 as compared to a net deferred tax asset of $12.1 million at December 31, 2021.
On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income taxes or related disclosures.
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
Patriot’s returns for tax years 2019 through 2022 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.
As of December 31, 2022 and 2021, the Bank did not record any uncertain tax position (“UTP”). Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.
Earnings per Share
Basic earnings per share represent earnings accruing to common shareholders and are computed by dividing net income by the weighted average number of common shares outstanding.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The Compensation Committee of the Board of Directors establishes terms and conditions applicable to the vesting of restricted stock awards and stock options. Restricted stock grants generally vest in quarterly or annual installments over a three-, four- or five-year period from the date of grant. All restricted stock awards are non- participating grants.
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
Segment reporting
Patriot’s only business segment is Community Banking. During the years ended December 31, 2022, 2021 and 2020, this segment represented all the revenues and income of Patriot.
Reserve for Unfunded Commitments
The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to lend. The unfunded reserve calculation includes factors that are consistent with the ALLL methodology for our loan portfolio as well as a draw down factor applied to the various commitments. The reserve for unfunded commitments is included within other liabilities in the accompanying consolidated balance sheets, and changes in the reserve are reported as a component of other expenses in the accompanying consolidated statements of operations. See Note 18: Financial Instruments with Off-Balance-Sheet Risk for further information.
Related Party Transactions
Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Company, and it is expected that such people will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectability, nor favored treatment or terms, nor present other unfavorable features. See Note 20: Related Party Transactions for further information.
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
Project expenses
Project expenses represent non-recurring expenses, primarily legal and consulting not directly related to the core business of Community Banking. The project expenses consist of material non-recurring costs related to the previously planned merger with American Challenger in 2021 and 2022. However, the merger was terminated in July 2022. In 2020, the project expenses consist of an adjustment of goodwill after measurement period of the Prime acquisition in May 2018.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Employee Retention Credit
The CARES Act also provided for an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers for 2020. In 2021, the tax credit is up to $7,000 for each quarter, equal to 70% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee per quarter. The Company adopted a policy to recognize the employee retention credit when earned and to recognize the credit as a reduction to compensation and benefits expense on the Company’s consolidated statements of operations. Accordingly, the Company recorded an employee retention credit of $2.9 million for the year ended December 31, 2021, which was included as a reduction to salaries and benefits non-interest expense on the consolidated statements of operations. No employee retention credit was recorded for the year ended December 31, 2022.
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
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:
•Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.
Recently Adopted and Issued Accounting Standards
Accounting Standards Adopted During 2022
There were no applicable material accounting pronouncements adopted by the Company during 2022.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Accounting Standards Issued But Not Yet Adopted
ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU changes the methodology for measuring credit losses on financial instruments measured at amortized cost to a current expected loss (“CECL”) model. Under the CECL model, entities will estimate credit losses over the entire contractual term of a financial instrument from the date of initial recognition of the instrument. The ASU also changes the existing impairment model for available-for-sale debt securities. In cases where there is neither the intent nor a more-likely-than-not requirement to sell the debt security, an entity will record credit losses as an allowance rather than a direct write-down of the amortized cost basis. Additionally, ASU 2016-13 notes that credit losses related to available-for-sale debt securities and purchased credit impaired loans should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, which amends the effective date of ASC 326 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, and delays the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a small reporting company, the delay was applicable to the Company. Upon adoption on January 1, 2023, the Company will record a pre-tax adjustment in the range of $2.0 million to $4.0 million to the allowance for loan losses and a pre-tax adjustment in the range of $0.5 million to $1.0 million to reserve for unfunded commitments (which will be reflected in other liabilities on the Company’s consolidated balance sheets), and a cumulative-effect adjustment to increase the opening balance of accumulated deficit of $1.8 million to $3.7 million. These impacts will be reflected in the Company's first quarter 2023 financial statements.
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
ASU 2022-02
In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures". ASU 2022-02 updates guidance in Topic 326, to eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty and to require entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. if an entity has adopted the amendments in Update 2016-03, including adoption in an interim period. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements. See the discussion regarding the adoption of ASU 2016-13 above.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
ASU 2022-06
On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) “Deferral of the Sunset Date of Topic 848” This ASU defers the sunset date of the temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of the anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. In response to the United Kingdom’s Financial Conduct Authority's extension of the cessation date of LIBOR in the United States to June 30, 2023, the FASB has deferred the expiration date of these optional expedients to December 31, 2024. The ASU became effective upon issuance and affords the Company an extended period to utilize the currently available optional expedients related to the accounting for contract modifications and hedging transactions as a result of the anticipated transition away from the use of LIBOR and other inter-bank offered rates. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.
Note 2.    Restrictions on Cash and Due from Banks
Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. In March of 2020, the Federal Reserve Bank eliminated reserve requirements for all depository institution. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2022 and 2021.
Note 3.    Available-for-sale securities
At December 31, 2022 and 2021, the amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities was as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2022:
U. S. Government agency and mortgage-backed securities	$73,480	$—	$(14,434)	$59,046
Corporate bonds	19,773	7	(5,125)	14,655
Subordinated notes	5,000	—	(398)	4,602
SBA loan pools	6,791	—	(1,073)	5,718
Municipal bonds	561	—	(62)	499
	105,605	7	(21,092)	84,520

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$67,850	$24	$(1,245)	$66,629
Corporate bonds	17,754	118	(951)	16,921
Subordinated notes	4,608	35	(17)	4,626
SBA loan pools	5,772	—	(169)	5,603
Municipal bonds	563	1	(2)	562
	$96,547	$178	$(2,384)	$94,341

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table presents available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of December 31, 2022 and 2021:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
December 31, 2022:
U. S. Government agency and mortgage-backed securities	$11,126	$(633)	$47,920	$(13,801)	$59,046	$(14,434)
Corporate bonds	1,959	(64)	10,934	(5,061)	12,893	(5,125)
Subordinated notes	4,602	(398)	—	—	4,602	(398)
SBA loan pools	1,437	(12)	4,280	(1,061)	5,717	(1,073)
Municipal bonds	—	—	498	(62)	498	(62)
	$19,124	$(1,107)	$63,632	$(19,985)	$82,756	$(21,092)

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$60,606	$(1,196)	$1,610	$(49)	$62,216	$(1,245)
Corporate bonds	15,042	(951)	—	—	15,042	(951)
Subordinated notes	—	—	1,092	(17)	1,092	(17)
SBA loan pools	5,603	(169)	—	—	5,603	(169)
Municipal bonds	406	(2)	—	—	406	(2)
	$81,657	$(2,318)	$2,702	$(66)	$84,359	$(2,384)
At December 31, 2022 and 2021, forty-six of forty-seven and thirty-two of thirty-nine available-for-sale securities had unrealized losses with an aggregate depreciation of 20.3% and 2.7% from amortized cost, respectively.
Management believes that none of the losses on available-for-sale securities noted above constitute OTTI. The noted losses are considered temporary due to market fluctuations in available interest rates on U.S. Government agency debt, mortgage-backed securities issued by U.S. Government agencies, subordinated notes, corporate debt, and municipal bonds. Management considers the issuers of the securities to be financially sound, the corporate bonds are investment grade, and the collectability of all contractual principal and interest payments is reasonably expected. SBA government guaranteed loan pools securities were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Since Patriot is not more-likely-than-not to be required to sell the investments before recovery of the amortized cost basis and does not intend to sell the securities at a loss, none of the available-for-sale securities noted are considered to be OTTI as of December 31, 2022.
As of December 31, 2022 and 2021, available-for-sale securities of $30.8 million and $36.6 million were pledged primarily to secure municipal deposits and FHLB borrowing, respectively. The securities were pledged to the FRB and FHLB.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at December 31, 2022 and 2021. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
December 31, 2022:
Corporate bonds	$3,778	$15,995	$—	$19,773	$3,721	$10,934	$—	$14,655
Subordinated notes	3,000	2,000	—	5,000	2,830	1,772	—	4,602
SBA loan pools	—	1,449	5,342	6,791	—	1,438	4,280	5,718
Municipal bonds	154	407	—	561	139	360	—	499
Available-for-sale securities with stated maturity dates	6,932	19,851	5,342	32,125	6,690	14,504	4,280	25,474
U. S. Government agency and mortgage-backed securities	—	5,276	68,204	73,480	—	4,129	54,917	59,046
	$6,932	$25,127	$73,546	$105,605	$6,690	$18,633	$59,197	$84,520

December 31, 2021:
Corporate bonds	$17,754	$—	$—	$17,754	$16,921	$—	$—	$16,921
Subordinated notes	—	4,608	—	4,608	—	4,626	—	4,626
SBA loan pools	—	—	5,772	5,772	—	—	5,603	5,603
Municipal bonds	—	563	—	563	—	562	—	562
Available-for-sale securities with stated maturity dates	17,754	5,171	5,772	28,697	16,921	5,188	5,603	27,712
U. S. Government agency and mortgage-backed securities	13,876	—	53,974	67,850	13,835	—	52,794	66,629
	$31,630	$5,171	$59,746	$96,547	$30,756	$5,188	$58,397	$94,341

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 4.    Loans Receivables and Allowance for Loan and Lease Losses
As of December 31, 2022 and 2021, loans receivable, net, consisted of the following:

	December 31,
(In thousands)	2022	2021
Loan portfolio segment:
Commercial Real Estate	$437,443	$365,247
Residential Real Estate	124,140	158,591
Commercial and Industrial	138,787	122,810
Consumer and Other	141,091	59,364
Construction	4,922	21,781
Construction to Permanent - CRE	1,933	11,695
Loans receivable, gross	848,316	739,488
Allowance for loan and lease losses	(10,310)	(9,905)
Loans receivable, net	$838,006	$729,583
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
In May 2018, loans were acquired in connection with the Prime Bank merger. A subset of these loans was determined to have evidence of credit deterioration at the acquisition date, which was accounted for in accordance with ASC 310-30. The purchased credit impaired (“PCI”) loans presently maintain a carrying value of zero as of December 31, 2022 and 2021. The loans were evaluated for impairment through the periodic reforecasting of expected cash flows.
Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.
There were no PCI loans transactions in 2022 and 2021. A summary of changes in the accretable discount for PCI loans for the year ended December 31, 2020 follows:

(In thousands)	Year Ended December 31, 2020
Accretable discount, beginning of period	$(47)
Accretion	2
Other changes, net	45
Accretable discount, end of period	$—

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The accretion of the accretable discount for PCI loans for the year end December 31, 2020 was $2,000. The other changes represent primarily loans that were either fully paid-off or totally charged off.
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
During 2022, Patriot purchased $20.7 million of commercial real estate loans. There were no commercial real estate loans purchased during 2021.
Residential Real Estate Loans
In 2013, Patriot discontinued offering primary mortgages on personal residences. Repayment of residential real estate loans may be negatively impacted should the borrower have financial difficulties, should there be a significant decline in the value of the property securing the loan, or should there be declines in general economic conditions.
In 2022 and 2021, Patriot purchased $0 and $72.3 million of residential real estate loans, respectively.
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
Patriot’s syndicated and leveraged loan portfolios totaled $5.8 million and $19.6 million at December 31, 2022 and 2021, respectively. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
During 2022 and 2021, Patriot purchased unsecured consumer loans of $90.1 million and $17.0 million, respectively. Total outstanding from this program totaled $78.9 million and $15.7 million as of December 31, 2022 and 2021, respectively. These loans carry higher rates of return than the Bank’s commercial portfolio, with an overall yield of 8.70% , and incurred net charge-offs of $1.6 million for the year ended December 31, 2022. No charge-off was recorded in 2021. Patriot purchased home equity line of credit loans (“HELOC”) of $30.6 million for the year ended December 31, 2022. No HELOC loan was purchases in 2021.
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
SBA Loans
Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $(0.8) million and $27.1 million at December 31, 2022 and 2021, respectively.
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
Paycheck Protection Program loans totaled $31,700,000 and $919,000 as of December 31, 2022 and 2021, respectively, which are included in the commercial and industrial loan classifications.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Allowance for Loan and Lease Losses
The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for each year in the three-year period ended December 31, 2022:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
As of and for the year ended December 31, 2022
Allowance for loan and lease losses:
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
Charge-offs	—	—	(70)	(1,690)	(68)	—	—	(1,828)
Recoveries	154	4	69	121	—	—	—	348
Provisions (credits)	1,749	(1,039)	(1,128)	2,523	14	(31)	(203)	1,885
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310

As of and for the year ended December 31, 2021
Allowance for loan and lease losses:
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584
Charge-offs	(51)	(3)	(212)	(23)	(69)	—	—	(358)
Recoveries	—	3	65	111	—	—	—	179
Provisions (credits)	629	321	(605)	(130)	(592)	(121)	(2)	(500)
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905

As of and for the year ended December 31, 2020
Allowance for loan and lease losses:
December 31, 2019	$3,789	$1,038	$4,340	$341	$477	$130	$—	$10,115
Charge-offs	(1,032)	(24)	(677)	(45)	—	—	—	(1,778)
Recoveries	—	1	70	6	—	—	—	77
Provisions (credits)	1,728	364	(449)	(7)	262	32	240	2,170
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of December 31, 2022 and 2021:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2022
Allowance for loan and lease losses:
Individually evaluated for impairment	$5,430	$5	$608	$—	$—	$—	$—	$6,043
Collectively evaluated for impairment	1,536	660	795	1,207	24	10	35	4,267
Total allowance for loan and lease losses	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310

Loans receivable, gross:
Individually evaluated for impairment	$11,241	$2,508	$4,653	$514	$—	$—	$—	$18,916
Collectively evaluated for impairment	426,202	121,632	134,134	140,577	4,922	1,933	—	829,400
Total loans receivable, gross	$437,443	$124,140	$138,787	$141,091	$4,922	$1,933	$—	$848,316

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2021
Allowance for loan and lease losses:
Individually evaluated for impairment	$1,567	$3	$722	$—	$—	$—	$—	$2,292
Collectively evaluated for impairment	3,496	1,697	1,810	253	78	41	238	7,613
Total allowance for loan losses	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905

Loans receivable, gross:
Individually evaluated for impairment	$15,704	$2,954	$4,031	$523	$—	$—	$—	$23,212
Collectively evaluated for impairment	349,543	155,637	118,779	58,841	21,781	11,695	—	716,276
Total loans receivable, gross	$365,247	$158,591	$122,810	$59,364	$21,781	$11,695	$—	$739,488
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
When assigning a risk rating to a loan, management utilizes the Bank’s internal eleven-point risk rating system. An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories:
•Substandard: An asset is classified “substandard” if it is not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets have well defined weaknesses based on objective evidence, and are characterized by the distinct possibility that the Company will sustain some loss, if noted deficiencies are not corrected.
•Doubtful: Assets classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard”, with the added characteristic that the identified weaknesses make collection or liquidation-in-full improbable, on the basis of currently existing facts, conditions, and values.
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
If either type of loan is classified as “Loss”, meaning full loss on the loan is expected, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold. In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” and “Closed-end” credits are charged off when 180 days and 120 days delinquent, respectively. Loans receivable that are part of the unsecured loan purchase program are charged-off in full when the loan is 90 days past due.
The allowance for loan losses may increase to reflect the decline in the performance of the loan portfolio and the higher level of incurred losses.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2022.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2022:	30 - 59 Days Past Due		60 - 89 Days Past Due		90 Days or Greater Past Due		Total Past Due		Current		Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—		$—		$—		$—		$401,313		$401,313	$—	$401,313
Special mention	—		—		—		—		24,559		24,559	—	24,559
Substandard	330		—		—		330		—		330	11,241	11,571
	330		—		—		330		425,872		426,202	11,241	437,443
Residential Real Estate:
Pass	330		—		—		330		120,715		121,045	—	121,045
Special mention	—		—		—		—		625		625	—	625
Substandard	—		—		—		—		—		—	2,470	2,470
	330		—		—		330		121,340		121,670	2,470	124,140
Commercial and Industrial:
Pass	2		—		230		232		131,092		131,324	—	131,324
Special mention	—		—		—		—		597		597	—	597
Substandard	1,488		412		—		1,900		133		2,033	4,833	6,866
	1,490		412		230		2,132		131,822		133,954	4,833	138,787
Consumer and Other:
Pass	929		3,175		925		5,029		135,990		141,019	—	141,019
Substandard	—		—		—		—		23		23	49	72
	929		3,175		925		5,029		136,013		141,042	49	141,091
Construction:
Pass	895		—		—		895		3,503		4,398	—	4,398
Special mention	—		—		—		—		524		524	—	524
	895	—	—	—	—	—	895	—	4,027	—	4,922	—	4,922
Construction to Permanent -CRE:
Pass	—		—		—		—		1,933		1,933	—	1,933
	—		—		—		—		1,933		1,933	—	1,933

Total	$3,974		$3,587		$1,155		$8,716		$821,007		$829,723	$18,593	$848,316

Loans receivable, gross:
Pass	2,156		3,175		1,155		6,486		794,546		801,032	—	801,032
Special mention	—		—		—		—		26,305		26,305	—	26,305
Substandard	1,818		412		—		2,230		156		2,386	18,593	20,979
Loans receivable, gross	$3,974		$3,587		$1,155		$8,716		$821,007		$829,723	$18,593	$848,316

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2021.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2021:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$696	$—	$—	$696	$324,858	$325,554	$—	$325,554
Special mention	—	—	—	—	16,625	16,625	—	16,625
Substandard	—	—	—	—	7,364	7,364	15,704	23,068
	696	—	—	696	348,847	349,543	15,704	365,247
Residential Real Estate:
Pass	—	—	—	—	154,044	154,044	—	154,044
Special mention	—	—	—	—	1,399	1,399	—	1,399
Substandard	—	—	—	—	—	—	3,148	3,148
	—	—	—	—	155,443	155,443	3,148	158,591
Commercial and Industrial:
Pass	243	—	—	243	114,306	114,549	—	114,549
Special mention	—	—	—	—	1,951	1,951	—	1,951
Substandard	—	—	—	—	2,209	2,209	4,101	6,310
	243	—	—	243	118,466	118,709	4,101	122,810
Consumer and Other:
Pass	—	26	2	28	59,171	59,199	—	59,199
Substandard	—	—	—	—	23	23	142	165
	—	26	2	28	59,194	59,222	142	59,364
Construction:
Pass	—	—	—	—	21,781	21,781	—	21,781
	—	—	—	—	21,781	21,781	—	21,781
Construction to Permanent - CRE:
Pass	—	—	—	—	11,695	11,695	—	11,695
	—	—	—	—	11,695	11,695	—	11,695

Total	$939	$26	$2	$967	$715,426	$716,393	$23,095	$739,488

Loans receivable, gross:
Pass	$939	$26	$2	$967	$685,855	$686,822	$—	$686,822
Special mention	—	—	—	—	19,975	19,975	—	19,975
Substandard	—	—	—	—	9,596	9,596	23,095	32,691
Loans receivable, gross	$939	$26	$2	$967	$715,426	$716,393	$23,095	$739,488

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of December 31, 2022 and 2021:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2022:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$—	$—	$11,241	$11,241	$—	$11,241
Residential Real Estate:
Substandard	657	—	1,796	2,453	17	2,470
Commercial and Industrial:
Substandard	46	395	3,196	3,637	1,196	4,833
Consumer and Other:
Substandard	—	—	27	27	22	49
Total non-accruing loans	$703	$395	$16,260	$17,358	$1,235	$18,593

As of December 31, 2021:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$—	$—	$15,704	$15,704	$—	$15,704
Residential Real Estate:
Substandard	—	—	2,419	2,419	729	3,148
Commercial and Industrial:
Substandard	—	491	2,458	2,949	1,152	4,101
Consumer and Other:
Substandard	—	94	28	122	20	142
Total non-accruing loans	$—	$585	$20,609	$21,194	$1,901	$23,095
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $372,000, $802,000, and $904,000 would have been recognized in income for the years ended December 31, 2022, 2021, and 2020, respectively.
Interest income collected and recognized on non-accruing loans for the year ended December 31, 2022, 2021 and 2020 was $329,000, $377,000 and $156,000, respectively.
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
The following table summarizes the recorded investment in TDRs as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022		December 31, 2021
Loan portfolio segment:	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial Real Estate	1	$8,806	1	$8,884
Residential Real Estate	3	814	3	870
Consumer and Other	2	537	3	640
Total TDR Loans	6	10,157	7	10,394
Less:
TDRs included in non-accrual loans	2	(9,464)	3	(9,688)
Total accrual TDR Loans	4	$693	4	$706
During the year ended December 31, 2022 and 2021, no loans were modified as TDRs, and there were no defaults of TDRs.
The following loans were modified as TDR during the year ended December 31, 2020.

		Outstanding Recorded Investment
(In thousands)		Pre-Modification	Post-Modification
Year Ended December 31,	2020	2020	2020
Loan portfolio segment:
Commercial Real Estate	2	$822	$819
Commercial and Industrial	1	4,000	4,000
Consumer and Other	3	413	414

Total TDR Loans	6	$5,235	$5,233

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table provides information on how loans were modified as TDRs during the year ended December 31, 2020.

(In thousands)	Year Ended December 31,
2020
Rate reduction	$4,819
Extension of interest only period	121
Payment deferral	293
Total	$5,233
The loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, extending payment periods for the interest and /or principal, or substituting or adding a co-borrower or guarantor.
At December 31, 2022 and 2021, there were no commitments to advance additional funds under TDRs. The balances reflected here as TDR’s are also included in the non-accruing loan balance included in the prior table - Loan Portfolio Aging Analysis.

Impaired Loans
Impaired loans may consist of non-accrual loans and/or performing and non-performing TDRs. As of December 31, 2022 and 2021, based on the on-going monitoring and analysis of the loan portfolio, impaired loans of $19.3 million and $23.8 million, respectively, were identified, for which $6.0 million and $2.3 million specific reserves were established, respectively.
At December 31, 2022, exposure to the impaired loans was related to thirty-two borrowers. Twenty-one out of thirty-two impaired loans were individually evaluated for impairment, and the remaining eleven impaired loans with balances under $100,000, totaling $371,000, with a general reserve of $2,000 were collectively evaluated, and not individually evaluated for impairment.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table reflects information about the impaired loans by class as of December 31, 2022 and 2021:

(In thousands)	December 31, 2022			December 31, 2021
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$2,435	$2,428	$—	$6,820	$7,776	$—
Residential Real Estate	2,402	2,224	—	2,847	2,763	—
Commercial and Industrial	1,939	2,424	—	630	758	—
Consumer and Other	514	514	—	523	523	—
	7,290	7,590	—	10,820	11,820	—
With a related allowance recorded:
Commercial Real Estate	$8,806	$8,656	$5,430	$8,884	$8,811	$1,567
Residential Real Estate	223	221	6	461	488	8
Commercial and Industrial	2,895	3,052	609	3,471	3,916	723
Consumer and Other	73	74	—	166	201	1
	11,997	12,003	6,045	12,982	13,416	2,299

Impaired Loans, Total:
Commercial Real Estate	$11,241	$11,084	$5,430	$15,704	$16,587	$1,567
Residential Real Estate	2,625	2,445	6	3,308	3,251	8
Commercial and Industrial	4,834	5,476	609	4,101	4,674	723
Consumer and Other	587	588	—	689	724	1
Impaired Loans, Total	$19,287	$19,593	$6,045	$23,802	$25,236	$2,299

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
For each year in the three-year period ended December 31, 2022, the average recorded investment in and interest income recognized on impaired loans without and with a related allowance, by loan portfolio segment, was as follows:

	Year Ended December 31,
(In thousands)	2022		2021		2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,621	$87	$7,636	$103	$5,859	$39
Residential Real Estate	3,452	34	4,014	51	3,681	28
Commercial and Industrial	565	63	2,548	12	2,111	79
Consumer and Other	342	23	702	16	1,132	47
	10,980	207	14,900	182	12,783	193
With a related allowance recorded:
Commercial Real Estate	$7,096	$113	$8,869	$66	$8,861	$35
Residential Real Estate	518	8	428	21	34	7
Commercial and Industrial	3,365	29	2,239	126	—	—
Consumer and Other	342	4	106	7	39	—
	11,321	154	11,642	220	8,934	42
Impaired Loans, Total:
Commercial Real Estate	$13,717	$200	$16,505	$169	$14,720	$74
Residential Real Estate	3,970	42	4,442	72	3,715	35
Commercial and Industrial	3,930	92	4,787	138	2,111	79
Consumer and Other	684	27	808	23	1,171	47
Impaired Loans, Total	$22,301	$361	$26,542	$402	$21,717	$235

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 5.    Loans Held for Sale
SBA loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. There were $5.2 million of SBA loans held for sale at December 31, 2022, consisting of $3.1 million SBA commercial and industrial loans and $2.1 million SBA commercial real estate loans. As of December 31, 2021, SBA loans held for sale totaled $3.1 million, consisting of $2.6 million of SBA commercial and industrial loans and $562,000 SBA commercial real estate loans. During 2022 and 2021, $274,000 and $281,000 SBA loans previously classified as held for sale were transferred to held for investment, respectively.
In September 2020, one commercial and industrial loan of $5.0 million was reclassified from loans held for investment to loans held for sale. The loan was sold in October 2020 which resulted in proceeds of $5.0 million. No held of investment loan was reclassified to held of sale during 2022 and 2021.
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
Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $47.3 million and $29.6 million at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the servicing asset has a carrying value of $886,000 and $584,000, respectively, and fair value of $1.0 million and $617,000 respectively. Income and fees collected for loan servicing are credited to non-interest income when earned, net of amortization on the related servicing assets.
The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Beginning balance	$584	$316	$201
Servicing rights capitalized	400	335	137
Servicing rights amortized	(87)	(22)	(22)
Servicing rights disposed	(11)	(45)	—
Ending balance	$886	$584	$316
The servicing assets are included in the other assets on the consolidated balance sheet.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 6.    Premises and Equipment
At December 31, 2022 and 2021, premises and equipment consisted of the following:

(In thousands)	December 31,
	2022	2021
Land	$12,819	$12,819
Buildings	19,046	19,046
Leasehold Improvements	3,058	3,058
Furniture, equipment, and software	12,674	12,264
Construction-in-progress	69	65
Premises and equipment, gross	47,666	47,252
Accumulated depreciation and amortization	(17,025)	(15,752)
Premises and equipment, net	$30,641	$31,500
In 2021, the Bank sold a building located in the City New Haven, Connecticut for a cash proceed of $1.5 million, and recognized a gain of $550,000, which is included in other income of the consolidated statements of operations. No property was sold in 2022. For the years ended December 31, 2022, 2021 and 2020, depreciation and amortization expense related to premises and equipment totaled $1.3 million, $1.4 million, and $1.5 million, respectively.
Note 7.    Other Real Estate Owned (“OREO”)
The OREO balance consists of foreclosed residential properties from loans receivable that were marketed for sale. As of December 31, 2022 and 2021, no OREO was recorded. The following table presents an analysis of the activity in OREO for the years ended December 31, 2022, 2021 and 2020:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Beginning balance	$—	$1,906	$2,400
Additions	—	—	—
Sold	—	(1,906)	(446)
Write-downs	—	—	(48)
Ending balance	$—	$—	$1,906
All OREO were sold prior to December 31, 2021. Patriot recognized a gain of $2,000 on the sale of OREO for the year ended December 31, 2021. For the year ended December 31, 2020, Patriot recorded losses on sales of OREO properties of $69,000. The recognized gain and losses are included in the other operating expenses on the consolidated statements of operations.

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
Information on goodwill for the year ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Balance, beginning of period	$1,107	$1,107	$1,107
Balance, end of period	$1,107	$1,107	$1,107
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
The Company performed a quantitative assessment as of October 31, 2022, the Company’s annual goodwill impairment measurement date, and concluded that the goodwill was not impaired as of December 31, 2022.
CDI was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. For the year ended December 31, 2022, 2021 and 2020 the amortization was $47,000, $47,000 and 74,000, respectively. The Company performed a quantitative assessment for CDI as of October 31, 2022, and concluded that the CDI was not impaired as of December 31, 2022. The amortization expense and impairment charge were included in the other operating expenses on the consolidated statements of operations.
The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.

(In thousands)	As of December 31,
	2022	2021
Gross carrying amount	$748	$748
Accumulated amortization	(293)	(246)
Impairment	(206)	(206)
Net carrying amount	$249	$296

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
On July 18, 2022, Patriot and American Challenger entered into a Termination and Release Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement. The parties mutually determined that not all closing conditions of the Merger Agreement could be satisfied under the current structure and agreement. In connection with the merger, the Company has recognized expenses of $1.9 million for the full year ended December 31, 2021 and $112,000 for the year ended December 31, 2022.

Note 9.    Deposits
The following table presents the balance of deposits held, by category, and the related weighted average stated interest rate as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
(In thousands)	Balance	Weighted Avg. Stated Interest Rate	Balance	Weighted Avg. Stated Interest Rate
Non-interest bearing	$269,636	—	$226,713	—

Interest bearing:
Negotiable order of withdrawal accounts	34,440	0.07%	34,741	0.07%
Savings	71,002	0.61%	109,744	0.13%
Money market	211,000	1.38%	164,518	0.23%
Certificates of deposit, less than $250,000	165,793	1.72%	142,246	0.35%
Certificates of deposit, $250,000 or greater	59,877	1.72%	53,584	0.40%
Brokered deposits	48,698	2.07%	17,016	1.05%

Interest bearing, Total	590,810	1.40%	521,849	0.27%

Total Deposits	$860,446	0.96%	$748,562	0.19%
On July 22, 2020, the Company completed the purchase of prepaid debit card deposits of $50.0 million from a prominent national provider and processor of prepaid debit cards for corporate, consumer and government clients. The prepaid debit card deposits are included in the non-interest-bearing deposits and money market deposits, which totaled approximately $197.3 million and $150.4 million as of December 31, 2022 and 2021, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table presents interest expense, by deposit category, and the related weighted average effective interest rate for each of the years in the three-year period ended December 31, 2022.

(In thousands)	Year ended December 31,
	2022		2021		2020
	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate
Negotiable order of withdrawal accounts	$23	0.07%	$24	0.07%	$23	0.07%
Savings	1,028	1.02%	238	0.22%	426	0.54%
Money market	1,973	1.09%	449	0.30%	1,451	1.05%
Certificates of deposit, less than $250,000	1,411	0.79%	899	0.61%	3,227	1.75%
Certificates of deposit, $250,000 or greater	400	0.68%	270	0.49%	1,188	1.95%
Brokered deposits	465	1.39%	363	1.83%	2,839	1.88%
	$5,300	0.93%	$2,243	0.43%	$9,154	1.43%
As of December 31, 2022, contractual maturities of Certificates of Deposit (“CDs”) and brokered deposits are summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total

1 year or less	$119,299	$49,789	$43,589	$212,677
More than 1 year through 2 years	22,200	7,581	4,609	34,390
More than 2 years through 3 years	11,588	2,507	500	14,595
More than 3 years through 4 years	1,051	—	—	1,051
More than 4 years through 5 years	11,655	—	—	11,655

	$165,793	$59,877	$48,698	$274,368

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 10.    Borrowings
As of December 31, 2022 and 2021, total borrowings were $115.2 million and $120.7 million, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable.
The senior notes, subordinated notes, junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
Federal Home Loan Bank borrowings
The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of December 31, 2022, the Bank had $67.2 million of available borrowing capacity from the FHLB-B.
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At December 31, 2022 and 2021, outstanding advances from the FHLB-B aggregated $85.0 million and $90.0 million, respectively.
At December 31, 2022, FHLB-B advances of $85.0 million outstanding bore fixed rates of interest ranging from 2.40% to 4.37% with maturities ranging from 6 days to 1.71 years, and have a weighted average interest rate of 3.69%.
At December 31, 2022, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $233.5 million. Remaining borrowing capacity under this line totaled $67.2 million at December 31, 2022.
In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. At December 31, 2022 and 2021, no funds had been borrowed under the line of credit.
Interest expense incurred for FHLB-B borrowing for the year ended December 31, 2022, 2021 and 2020 were $3.5 million, $3.0 million and $2.7 million, respectively.
Correspondent Bank - Lines of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent Banks. As of December 31, 2022 and 2021, borrowings available under the agreements totaled $24.5 million and $5 million, respectively. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, ACH, and other clearinghouse transactions.
There was no outstanding balance under the agreements at December 31, 2022 and 2021. No interest expense incurred in 2022, 2021 and 2020.
Other Borrowing
In August 2020, Patriot was approved to pledge commercial and industrial loans and leases, commercial real estate, construction loans and one-to-four family first lien loans under the Federal Reserve Bank of New York’s (“FRBNY”) Borrower-in-Custody program. As of December 31, 2022, Patriot had pledged eligible loans with a book value of $19.9 million and a collateral value of $13.7 million as collateral to support borrowing capacity at the FRBNY. There was no outstanding balance under the agreements as of December 31, 2022.
Senior notes
On December 22, 2016, the Company issued $12 million of senior notes (“2016 Senior Notes”) bearing interest at 7% per annum. On November 17, 2021, the original maturity date of the Senior Notes were extended from December 22, 2021 to June 30, 2022.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
On June 22, 2022, the Company amended and restated the Senior Notes. The maturity date of the Senior Notes were further extended to December 31, 2022, and the interest rate increases from (i) 7% to 7.25% from July 1, 2022 until September 30, 2022 and (ii) from 7.25% to 7.50% thereafter. The Senior Notes were repaid in December 2022.

On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate Senior Notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the Senior Notes, the Company incurred $360,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. As of December 31, 2022, unamortized debt issuance cost of $360,000 was deducted from the face amount of the Senior Notes included in the consolidated balance sheet.
The 2022 Senior Note Purchase Agreement contains certain customary representations, warranties, and covenants made by each of the Company and the Purchasers. The 2022 Senior Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The 2022 Senior Notes are not subject to redemption at the option of the holders. Principal and interest on the 2022 Senior Notes are subject to acceleration only in limited circumstances. The 2022 Senior Notes are an unsecured, unsubordinated obligation and ranks equally in right of payment to all of the Company’s existing and future unsecured indebtedness, liabilities and other obligations that are not subordinated in right of payment to the Senior Note, and will be effectively subordinated to any of the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness. The 2022 Senior Notes are the obligations of the Company only and are not obligations of, and are not guaranteed by, any of the Company’s affiliates.
For the year ended December 31, 2022, 2021 and 2020, the Company recognized interest expense of $866,000, $913,000 and $915,000, respectively, and the debt issuance cost amortization expense was $0, $73,000 and $75,000, respectively. As of December 31, 2022 and 2021, $28,000 and $23,000 of interest has been included in the consolidated balance sheet in accrued expenses and other liabilities, respectively.
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
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At December 31, 2022 and 2021, $160,000 and $189,000 of unamortized debt issuance costs have been deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively. For the year ended December 31, 2022, 2021 and 2020, the Company recognized interest expense of $654,000, $654,000 and $654,000, respectively.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
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
The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% (7.79% at December 31, 2022) and mature on March 26, 2033, at which time the principal amount borrowed will be due. Beginning in the second quarter of 2009, the Company opted to defer payment of quarterly interest on the junior subordinated debentures for 20 consecutive quarters. In June of 2014, the Company brought the debt current by paying approximately $1.7 million of interest in arrears to the holders of the junior subordinated debentures. On bringing the debt current and, as permitted under the terms of the junior subordinated debentures, the Company again opted to defer payment of quarterly interest through September 2016, when a $0.7 million payment was made to bring the debt current.
The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. For the years ended December 31, 2022, 2021 and 2020, $9,000, $9,000 and $8,000 of debt placement fee amortization has been included in interest expense recognized of $412,000, $279,000 and $337,000, respectively. As of December 31, 2022 and 2021, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $120,000 and $129,000, respectively, and accrued interest on the junior subordinated debentures was $9,000 and $4,000, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of December 31, 2022 and 2021, the note had a balance outstanding of $585,000 and $791,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property. Interest expenses incurred for the year ended December 31, 2022, 2021 and 2020 were $12,000, $15,000 and $19,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Maturity of borrowings
At December 31, 2022, the contractual maturities of the Company’s borrowings in future periods were as follows:

(In thousands)
Year ending December 31,	FHLB Borrowings	Senior Notes	Subordinated Notes	Junior Subordinated Debt	Note Payable	Total
2023	$55,000	$—	$—	$—	$210	$55,210
2024	30,000	—	—	—	375	30,375
2025	—	—	—	—	—	—
2026	—	12,000	—	—	—	12,000
2027	—	—	—	—	—	—
Thereafter	—	—	10,000	8,248	—	18,248

Total contractual maturities of borrowings	85,000	12,000	10,000	8,248	585	115,833

Unamortized debt issuance costs	—	(360)	(160)	(120)	—	(640)

Balance of borrowings as of December 31, 2022	$85,000	$11,640	$9,840	$8,128	$585	$115,193
Note 11.    Derivatives
Derivatives Not Designated in Hedge Relationships
Patriot is a party to interest rate swaps; derivatives that are not designated as hedging instruments. Under a program, Patriot will execute interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. Patriot entered into total four interest rate swaps (“swaps”) in November 2018 and May 2019. Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps, such that Patriot minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with the program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets.

As of December 31, 2022 and 2021, Patriot had cash pledged for collateral on its interest rate swaps of $0.0 million and $1.4 million, respectively. This collateral is included in other assets on the consolidated balance sheets. Patriot did not recognize any net gain or loss in other non-interest income on the consolidated statements of operations during the year ended December 31, 2022, 2021 and 2020.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Derivatives Designated in Hedge Relationships
Interest rate swaps allow the Company to change the fixed or variable nature of an interest rate without the exchange of the underlying notional amount. In April 2021, Patriot entered into an interest rate swap, which was designated as a cash flow hedge that effectively converted variable-rate receivable into fixed-rate receivable. The Company’s objectives in using the cash flow hedge are to add stability to interest receivable and to manage its exposure to contractually specified interest rate movements. Under the term of the swap contract, the Company hedged the cash flows associated with a pool of 1-month LIBOR floating rate loans by converting a $50 million portion of that pool of loans into fixed rates with the swap. The Bank received fixed and paid floating rate based on 1 month LIBOR for a 7-year rolling period beginning April 29, 2021. A hedging instrument is expected at inception to be highly effective at offsetting changes in the hedged transactions attributable to the changes in the hedged risk. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
In August 2021, the cash flow hedge interest rate swap contract was terminated. During the year ended December 31, 2021, the Company recognized $149,000 of accumulated other comprehensive income that was reclassified into interest income. The swap interest income is included in interest and fees on loans on the consolidated statements of operations. In addition, a gain of $512,000 was recognized from the termination of the interest rate swap cash flow hedge for the year ended December 31, 2021, which was included in other income on the consolidated statements of operations. In 2022, no interest income was recognized.
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
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
December 31, 2022
Classified in Other Assets:
Customer interest rate swap	$4,736	6.3	5.25%	1 Mo. LIBOR + 1.96%	$106
Customer interest rate swap	1,363	6.5	4.38%	1 Mo. LIBOR + 2.00%	97

Classified in Other Liabilities:
3rd party interest rate swap	$4,736	6.3	5.25%	1 Mo. LIBOR + 1.96%	$(106)
3rd party interest rate swap	1,363	6.5	4.38%	1 Mo. LIBOR + 2.00%	(97)

December 31, 2021
Classified in Other Assets:
Customer interest rate swap	$4,843	7.3	5.25%	1 Mo. LIBOR + 1.96%	$638
Customer interest rate swap	1,398	7.5	4.38%	1 Mo. LIBOR + 2.00%	100

Classified in Other Liabilities:
3rd party interest rate swap	$4,843	7.3	5.25%	1 Mo. LIBOR + 1.96%	$(638)
3rd party interest rate swap	1,398	7.5	4.38%	1 Mo. LIBOR + 2.00%	(100)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
For the year ended December 31, 2021, changes in the consolidated statements of comprehensive income related to interest rate derivatives designated as hedges of cash flows were as follows:

(In thousands)	Year Ended December 31, 2021
Interest rate swap designated as cash flow hedge:
Unrealized gain recognized in accumulated other comprehensive income before reclassifications	$149
Amounts reclassified from accumulated other comprehensive income	(149)
Other comprehensive income	$—
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
Patriot has eleven non-cancelable operating leases, including four Bank branch locations and four for administrative and operational space, two locations for an Interactive Teller Machine (“ITM”) and an automated teller machine (“ATM”), and one equipment lease. The leases expire on various dates through 2032 and some include renewal options. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through 2037. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability. Renew periods were included in the future cash flows for purposes of calculating the ROU and lease liability. The Company has no finance leases (previously referred to as a capital lease).
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
As of December 31, 2022 and 2021, the Company recognized ROU assets of $2.2 million and $2.6 million, respectively, and lease liabilities of $2.4 million and $2.8 million, respectively. ROU lease assets are included in other assets on the consolidated balance sheet. The lease liabilities are included in accrued expenses and other liabilities on the consolidated balance sheet.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The Company elected to separate lease and non-lease components. The fixed lease costs are recognized as ROU lease assets and Lease liability. The variable lease cost primarily represents variable payments such as common area maintenance and utilities, which are included in the occupancy and equipment expenses on the consolidated statements of operations. For the year ended December 31, 2022, the fixed lease costs and variable lease costs for the non-cancelable operating leases were $582,000 and $39,000, respectively. For the year ended December 31, 2021, the fixed lease costs and variable lease costs for the non-cancelable operating leases were $571,000 and $38,000, respectively. For the year ended December 31, 2020, the fixed lease costs and variable lease costs for the non-cancelable operating leases were $565,000 and $38,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following is a maturity analysis of the operating lease liabilities as of December 31, 2022:

(in thousands)	Operating lease Obligation
Years ending December 31,
2023	$583
2024	446
2025	329
2026	299
2027	252
Thereafter	830
Total undiscounted lease payments	$2,739

Less imputed interest	(379)

Present value of operating lease liabilities	$2,360

Operating lease right-of-use asset	$2,223

	Year Ended December 31,
	2022	2021	2020
Lease cost
Operating lease cost	$582	$571	$565
Short-term lease cost	12	12	18
Total lease cost	$594	$583	$583

Other information
Operating cash flows from operating leases	$582	$552	$543

	December 31,
	2022	2021
Weighted -average remaining lease term - operating leases (in years)	8	8
Weighted -average discount rate - operating leases	3.35%	3.30%
As of December 31, 2022 and 2021, the undiscounted lease payments were $2.7 million and $3.2 million, respectively. The lease payments were not reduced by minimum sublease rentals of $964,000 and $812,000 due in the future under non-cancelable subleases, respectively.
Rent expense for operating leases is recognized in earnings on a straight-line basis over the base term of the respective lease and is included in the consolidated statement of operations as a component of Occupancy and Equipment expense. For the years ended December 31, 2022, 2021 and 2020, total rent expense for cancellable and non-cancellable operating leases was $594,000, $583,000, and $583,000, respectively.
For the years ended December 31, 2022, 2021 and 2020, Patriot recognized gross rental income of $566,000, $543,000, and $523,000 offset by rental costs of $5,000, $5,000, and $5,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 13.    Commitments and Contingencies
Employment Agreements
The Company has a severance agreement for two Executive Vice Presidents that provides for severance equal to 12 months of current salary, if the Executive officer is terminated within 12 months of a change of control of Patriot.
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
Note 14.    Income Taxes
Following is a summary of the components of the federal and state income tax expense (benefit) for each of the years in the three-year period ended December 31, 2022.

(In thousands)	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$44	$—	$(100)
State	62	180	86
	106	180	(14)

Deferred:
Federal	1,117	1,860	(2,448)
State	373	(2,121)	2,125
	1,490	(261)	(323)

Income tax expense (benefit)	$1,596	$(81)	$(337)
For each of the years in the three-year period ended December 31, 2022, the difference between the federal statutory income tax rate and Patriot’s effective income tax rate reconciles as follows:

(In thousands)	Year Ended December 31,
	2022	2021	2020

Income taxes at statutory Federal rate	$1,629	$1,053	$(873)
State taxes, net of Federal benefit	343	404	(191)
Project expenses for merger and acquisition	(383)	383	—
Deferred tax valuation allowance	—	(1,938)	1,938
Reversal UTP on Federal DTA	—	—	(1,132)
Nondeductible expenses	(3)	(10)	8
Other	10	27	(87)

Income tax expense (benefit)	$1,596	$(81)	$(337)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The effective tax rate for the years ended December 31, 2022, 2021 and 2020 was 20.6%, (1.6)%, and 8.1%, respectively. The effective tax rate for 2022 was decreased by the reversal of project expenses. The decrease in the effective tax rate for 2021 was primarily due to the full reversal of $1.9 million deferred tax asset valuation allowance recorded at December 31, 2020. There were no significant changes to the effective tax rate in 2020.
Deferred Tax Assets and Liabilities
The significant components of Patriot’s net deferred tax assets at December 31, 2022 and 2021 are presented below.

(In thousands)	December 31,
	2022	2021
Deferred tax assets:
Federal NOL carryforward benefit	$3,321	$3,605
NOL write-off for Sec 382 Limit	(3,258)	(3,258)
Capitalized cost temporary item	3,023	3,325
State NOL carryforward benefit	3,128	3,168
Allowance for loan loss	2,793	3,017
Lease liabilities	634	746
Non-accrual interest	907	827
Merger and acquisition	171	187
Accrued expenses	80	421
Unrealized loss AFS securities	5,440	569
Goodwill and intangible	104	137
Depreciation of premises and equipment	120	98
Share based compensation	—	3
Other	25	17
Gross deferred tax assets	16,488	12,862
Total deferred tax assets	$16,488	$12,862

Deferred tax liabilities:
Right-of-use assets	(597)	(709)
Prepaid Expenses	(337)	—
Other	(27)	(7)
Gross deferred tax liabilities	(961)	(716)

Net deferred tax asset	$15,527	$12,146
As of December 31, 2022, Patriot had available approximately $15.8 million of Federal net operating loss carryforwards (“NOL”) that is offset by $15.5 million in §382 limitations imposed by the Internal Revenue Code. Of the NOL of $15.8 million, approximately $15.5 million will expire between 2030 and 2033 and $0.3 million do not expire.
Patriot has approximately $52.8 million of NOLs available for Connecticut tax purposes at December 31, 2022, which may be used to offset up to 50% of taxable income in any year. The NOLs will expire between 2030 and 2040.
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
For the year ended December 31, 2022, Patriot was in a cumulative income position. Patriot reviewed its accumulated pre-tax income (loss) for the current and prior two- and there-year periods and adjusted for non-recurring items. After the adjustments, Patriot remained in a cumulative income position. Patriot used the average adjusted pre-tax income for the current and prior three years as the basis for objectively estimating future taxable income. Patriot will continue to evaluate the need for a valuation allowances.
Secondly, Patriot has a tax planning strategy available under ASC 740 that would be implemented to prevent a carry-forward state net operating losses from expiring. The strategy consists of capitalizing loan costs to increase income and avoid state net operating losses from expiring unused.
As of December 31, 2021, based on Patriot’s objective projection of future taxable income and tax planning, Patriot fully reversed the partial valuation allowance of $1.9 million recorded at December 31, 2020. As of December 31, 2022, no valuation allowance was recorded. Patriot will review the valuation allowance quarterly to determine if an adjustment, to either increase or decrease, the allowance is required.
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
As of December 31, 2022 and 2021, the Bank did not record any uncertain tax position related to the utilization of certain federal net operating losses. At December 31, 2022 and 2021, Patriot no longer has a liability for unrecognized tax benefits. Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$—	$—	$1,220
Increases due to tax positions related to a prior year	—	—	65
Decreases to tax positions as a result of a lapse of statute	—	—	(1,285)
Balance, end of year	$—	$—	$—
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.
Patriot’s returns for tax years 2019 through 2022 are subject to examination by the IRS for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.

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
On November 10, 2022, the Board of Directors approved the Amendment and Restatement of the 2020 Plan (the “Amended and Restated 2020 Plan”), which was approved and ratified by shareholders of the Company on December 14, 2022.
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of December 31, 2022, 224,731 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.
The following is a summary of the status of the Company’s restricted share awards as of and for each of the years in the three-year period ended December 31, 2022.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	21,470	$12.91
Granted	12,484	$6.12
Vested	(12,903)	$13.82
Forfeited	(2,553)	$15.86
Unvested at December 31, 2020	18,498	$7.29
Granted	20,476	$10.48
Vested	(12,920)	$12.95
Forfeited	(4,586)	$9.39
Unvested at December 31, 2021	21,468	$6.48
Granted	9,886	$11.94
Vested	(8,694)	$11.05
Unvested at December 31, 2022	22,660	$7.11
The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the years ended December 31, 2022, 2021 and 2020, the Company recognized share-based compensation expense of $86,000, $150,000, and $159,000, respectively.
For the years ended December 31, 2022, 2021 and 2020, share-based compensation attributable to employees of Patriot amounted to $32,000, $90,000, and $80,000, respectively.
The share-based compensation expense attributable to Patriot’s external Directors for the years ended December 31, 2022, 2021, and 2020 was $54,000, $60,000, and $79,000, respectively. For each of those years, the Directors received total compensation of $248,000, $325,000, and $429,000, respectively, which amounts are included in Other Operating Expenses in the consolidated statements of operations.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of December 31, 2022 amounted to $236,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.78 years.
Note 16.    Shareholders’ Equity
Common Stock
On December 16, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with PNBK Holdings, LLC, a limited liability company controlled by Michael Carrazza (“Holdings”). Pursuant to the Securities Purchase Agreement, on October 15, 2010, the Company issued 3,360,000 shares of common stock to Holdings at $15.00 per share, for an aggregate issuance value of $50.4 million. The shares issued to Holdings represented 87.6% of the Company’s then issued and outstanding common stock. In connection with the equity interest obtained by Holdings, Michael Carrazza became Patriot’s Chairman of the Board and nominees of Holdings replaced certain directors and officers who resigned. Additionally, the Company reduced the par value of its common stock from $2 to $0.01 per share, increased the number of its authorized common shares to 100,000,000.
Pursuant to its Operating Agreement, on March 31, 2021, Holdings completed a pro-rata in-kind distribution of shares of restricted common stock of Patriot. Following these distributions, Holdings no longer owns any shares of Patriot.
Dividends
The Company did not pay any dividends for the year ended December 31, 2022, 2021, and 2020, and has suspended dividend payments.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following is a summary of the computation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 2022.

(Net income in thousands)	Year ended December 31,
	2022	2021	2020
Basic earnings (loss) per share:
Net income (loss) attributable to Common shareholders	$6,161	$5,094	$(3,819)
Divided by:
Weighted average shares outstanding	3,957,097	3,946,384	3,934,886

Basic earnings (loss) per common share	$1.56	$1.29	$(0.97)

Diluted earnings (loss) per share:
Net income (loss) attributable to Common shareholders	$6,161	$5,094	$(3,819)

Weighted average shares outstanding	3,957,097	3,946,384	3,934,886

Effect of potentially dilutive restricted common shares	5,801	6,270	—	(1)

Divided by:
Weighted average diluted shares outstanding	3,962,898	3,952,654	3,934,886

Diluted earnings (loss) per common share	$1.55	$1.29	$(0.97)
(1) The weighted average diluted shares outstanding does not include 3,039 anti-dilutive restricted common shares for the year ended December 31, 2020.
Note 17.      401(k) Savings Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. Eligibility for matching contributions is dependent on an employee’s completing 6 consecutive month(s) of service or 500 hours of employment. Participants immediately vest in Patriot’s matching contributions, if applicable. During the years ended December 31, 2022, 2021, and 2020, Patriot made matching contributions to the 401(k) Plan of $251,000, $215,000, and $253,000, respectively.

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
At December 31, 2022 and 2021, financial instruments with credit risk are as follows:

	December 31,
(In thousands)	2022	2021
Commitments to extend credit:
Unused lines of credit	$100,986	$68,341
Undisbursed construction loans	12,000	18,594
Home equity lines of credit	26,878	16,396
Future loan commitments	14,365	23,486
Financial standby letters of credit	78	164
	$154,307	$126,981
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits, and securities. The Bank has established a reserve for credit loss of $8,000 and $8,000 as of December 31, 2022 and 2021, respectively.
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
In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% beginning January 1, 2022. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. A community bank which meets the leverage ratio requirement, and other CBLR framework requirements will not be subject to other capital and leverage requirements and will be considered “well capitalized.”
In September 2021, the Bank elected to adopt the CBLR framework. The Bank’s Tier 1 leverage ratio as of December 31, 2022 and 2021 was 9.3% and 9.9%, respectively, which satisfied the “greater than 9 percent” leverage ratio requirement under the CBLR framework. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.
The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at December 31, 2022 and 2021 are summarized as follows:

(In thousands)	December 31,
	2022			2021
Patriot Bank, N.A.	Amount	Ratio		Amount	Ratio
Tier 1 Leverage Capital (to average assets):
Actual	$100,267	9.27%		$93,923	9.86%
To be Well Capitalized	97,388	9.00%	(1)	$85,773	9.00%	(1)
(1)Leverage Capital Ratio greater than 9% is considered well-capitalized under the CBLR Framework.
Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.
Note 20.     Related Party Transactions
In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. No related party loans were outstanding as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, deposits from related parties aggregated $64,000 and $58,000, respectively.

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
The three levels of the fair value hierarchy consist of:
Level 1    Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has ability to access at the measurement date (such as active exchange-traded equity securities and certain U.S. and government agency debt securities).
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both December 31, 2022 and 2021 due to its short-term nature.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of December 31, 2022 and 2021:

(In thousands)		December 31, 2022		December 31, 2021
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$5,182	$5,182	$3,264	$3,264
Interest-bearing deposits due from banks	Level 1	33,311	33,311	43,781	43,781
Available-for-sale securities	Level 2	75,093	75,093	81,161	81,161
Available-for-sale securities	Level 3	9,427	9,427	13,180	13,180
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,627	2,627	2,843	2,843
Federal Home Loan Bank stock	Level 2	3,874	3,874	4,184	4,184
Loans receivable, net	Level 3	838,006	818,960	729,583	727,733
Loans held for sale	Level 2	5,211	5,534	3,129	3,506
SBA servicing assets	Level 3	886	1,013	584	617
Accrued interest receivable	Level 2	7,267	7,267	5,822	5,822
Interest rate swap receivable	Level 2	203	203	738	738

Financial assets, total		$985,537	$966,941	$892,719	$891,279

Financial Liabilities:
Demand deposits	Level 2	$269,636	$269,636	$226,713	$226,713
Savings deposits	Level 2	71,002	71,002	109,744	109,744
Money market deposits	Level 2	211,000	211,000	164,518	164,518
Negotiable order of withdrawal accounts	Level 2	34,440	34,440	34,741	34,741
Time deposits	Level 2	225,670	221,353	195,830	195,048
Brokered deposits	Level 1	48,698	47,684	17,016	17,003
FHLB borrowings	Level 2	85,000	83,853	90,000	93,643
Senior notes	Level 2	11,640	11,103	12,000	12,045
Subordinated debt	Level 2	9,840	9,680	9,811	9,947
Junior subordinated debt owed to unconsolidated trust	Level 2	8,128	8,128	8,119	8,119
Note payable	Level 3	585	544	791	775
Accrued interest payable	Level 2	585	585	343	343
Interest rate swap liability	Level 2	203	203	738	738

Financial liabilities, total		$976,427	$969,211	$870,364	$873,377
The carrying amount of cash and non-interest-bearing balances due from banks, interest-bearing deposits due from banks, and demand deposits approximates fair value, due to the short-term nature and high turnover of these balances. These amounts are included in the table above for informational purposes.

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
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2022 and 2021.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022:
U. S. Government agency and mortgage-backed securities	$—	$59,046	$—	$59,046
Corporate bonds	—	5,228	9,427	14,655
Subordinated notes	—	4,602	—	4,602
SBA loan pools	—	5,718	—	5,718
Municipal bonds	—	499	—	499

Available-for-sale securities	$—	$75,093	$9,427	$84,520

Interest rate swap receivable	$—	$203	$—	$203

Interest rate swap liability	$—	$203	$—	$203

December 31, 2021:
U. S. Government agency and mortgage-backed securities	$—	$66,629	$—	$66,629
Corporate bonds	—	3,741	13,180	16,921
Subordinated notes	—	4,626	—	4,626
SBA loan pools	—	5,603	—	5,603
Municipal bonds	—	562	—	562

Available-for-sale securities	$—	$81,161	$13,180	$94,341

Interest rate swap receivable	$—	$738	$—	$738

Interest rate swap liability	$—	$738	$—	$738
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
As of December 31, 2022, four corporate bonds purchased in 2021, were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the years ended December 31, 2022, 2021 and 2020, the Company had no transfers into or out of Levels 1, 2 or 3.
The reconciliation of the beginning and ending balances for Level 3 available-for-sale securities for the years ended December 31, 2022 and 2021 is as follows:

(In thousands)	Year Ended December 31,
	2022	2021
Level 3 fair value, beginning of year	$13,180	$—
Purchases	—	14,000
Realized gain (loss)	—	—
Unrealized loss	(3,753)	(820)
Transfers in and /or out of Level 3	—	—
Level 3 fair value, end of year	$9,427	$13,180
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of December 31, 2022 and 2021:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2022:

Impaired loans, net	$12,873	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	1,013	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2021:

Impaired loans, net	$20,920	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	617	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
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
The estimated fair value amounts have been measured as of December 31, 2022 and 2021 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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
CONDENSED BALANCE SHEETS
December 31, 2022 and 2021

(In thousands)	As of December 31,
	2022	2021
ASSETS
Cash and due from banks	$11	$377
Investment in subsidiary	89,533	96,799
Other assets	50	149

Total assets	$89,594	$97,325

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	$29,608	$29,930
Accrued expenses and other liabilities	403	51
Shareholders' equity	59,583	67,344
Total liabilities and shareholders' equity	$89,594	$97,325
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2022, 2021 and 2020

(In thousands)	Year ended December 31,
	2022	2021	2020
Expenses:
Interest on subordinated debt	$1,078	$941	$1,001
Interest on senior debt	866	913	915
Total interest expense	1,944	1,854	1,916
Other expenses	87	173	159
Loss before benefit for income taxes	2,031	2,027	2,075

Benefit for income taxes	(550)	(540)	(532)

Loss before equity in undistributed net income of subsidiary	1,481	1,487	1,543

Equity in undistributed net income (loss) of subsidiary	7,642	6,581	(2,276)

Net income (loss)	6,161	5,094	(3,819)
Equity in subsidiary other comprehensive loss, net of subsidiary	(14,008)	(1,119)	(115)

Total comprehensive (loss) income	$(7,847)	$3,975	$(3,934)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020

(In thousands)	Year ended December 31,
	2022	2021		2020
Cash Flows from Operating Activities:
Net income (loss)	$6,161	$5,094		$(3,819)
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income (loss) of subsidiary	(7,642)	(6,581)		2,276
Dividends received from Patriot Bank, N.A.	900	500		2,000
Share-based compensation expense	86	150		159
Amortization of debt issuance costs	38	111		112
Change in assets and liabilities:
Decrease (increase) in other assets	99	955		(540)
Decrease in accrued expenses and other liabilities	(8)	(399)		(315)
Net cash used in operating activities	(366)	(170)		(127)

Cash Flows from Investing Activities:
Net (increase) decrease in investment in Patriot Bank N.A.	—	(1)		8
Net cash (used in) provided by investing activities	—	(1)		8

Cash Flows from Financing Activities:
Proceeds from issuance of senior notes	12,000	—	—	—
Repayments of senior notes	(12,000)	—	—	—
Net cash used in financing activities	—	—		—

Net decrease in cash and cash equivalents	(366)	(171)		(119)

Cash and cash equivalents at beginning of year	$377	$548		$667

Cash and cash equivalents at end of year	$11	$377		$548

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,897	$1,570		$1,776

Supplemental Disclosure of Non-cash Activity:
Deferred debt issuance costs	$360	$—		$—

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 23.    Subsequent Event
On March 10, 2023, Silicon Valley Bank Santa Clara, CA was closed by the California Department of Financial Protection & Innovation which appointed the Federal Deposit Insurance Corporation (FDIC) as Receiver. To protect depositors, on March 13, 2023, the FDIC transferred all the deposits, both insured and uninsured, of Silicon Valley Bank to Silicon Valley Bridge Bank, N.A. a full-service 'bridge bank' that will be operated by the FDIC as it markets the institution to potential bidders. The initial FDIC actions created concerns among depositors, investors, and other bank stakeholders that the banking system could be subject to an overall drain on liquidity. The Company has no current direct investment in or contractual relationships with Silicon Valley Bank or its holding company.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.
In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Patriot’s system of internal controls over financial reporting is not subject to attestation by Patriot’s independent registered public accounting firm. The SEC rules and regulations applicable to Patriot only require a report by management. Accordingly, this annual report on Form 10-K for the year ended December 31, 2022 does not include an opinion by Patriot’s independent registered public accounting firm regarding management’s system of internal controls over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Board of Directors
The following sets forth information regarding our directors as of March 29, 2023. Unless otherwise indicated, each person holds the same position(s) of both the Company and Patriot Bank.

Name	Age	Current Position with Patriot
Michael A. Carrazza	57	Director and Chairman of the Board of Directors of the Company and the Bank
Robert G. Russell, Jr.	57	Director, President and Chief Executive Officer of the Company and the Bank	*
Edward N. Constantino	77	Director
Emile Van den Bol	59	Director
Michael J. Weinbaum	57	Director
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
* On March 23, 2023, Mr. Russell tendered his resignation as Director, President and Chief Executive Officer of the Company and the Bank, to be effective as of April 21, 2023.
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
•Audit Committee: Messrs. Constantino (Chairman), Van den Bol and Weinbaum, each of whom is an independent director as defined by the SEC and NASDAQ rules.
•Compensation Committee: Messrs. Constantino (Chairman), Van den Bol and Weinbaum, each of whom is an independent director as defined by NASDAQ rules.
•Executive Committee: Messrs. Carrazza (Chairman), Russell, Constantino and Van den Bol.
•Nominating and Corporate Governance Committee: Messrs. Van den Bol (Chairman), Constantino and Weinbaum, each of whom is an independent director as defined by NASDAQ rules.
•Asset and Liability Committee: Messrs. Russell (Chairman), Constantino, Van den Bol and Weinbaum.
•Loan Committee: Messrs. Van den Bol (Chairman), Constantino and Russell.
•Risk Committee: Messrs. Russell (Chairman), Van den Bol and Constantino.
Audit Committee Financial Expert
The Board has determined that Messrs. Constantino and Van den Bol have the professional experience necessary to qualify as audit committee financial experts under SEC rules.

Executive Officers
The following sets forth information regarding our executive officers who do not serve as directors as of March 29, 2023. Unless otherwise indicated, each person holds the same position(s) of both the Company and Patriot Bank.

Name	Age	Current Position with Patriot
Joseph D. Perillo	67	Executive Vice President and Chief Financial Officer
Frederick K. Staudmyer	67	Secretary and Chief Human Resources Officer; Executive Vice President and Chief Administrative Officer of Patriot Bank
Judith P. Corprew	61	Executive Vice President and Chief Compliance & Risk Officer of Patriot Bank
Thomas E. Slater	55	Executive Vice President and Chief Credit Officer of Patriot Bank
Steven Grunblatt	58	Executive Vice President and Chief Information Office of Patriot Bank
David Lowery	48	Executive Vice President and Chief Lending Officer of Patriot Bank	*
Alfred Botta	50	Executive Vice President and Chief Payments Officer of Patriot Bank
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
Frederick K. Staudmyer Mr. Staudmyer has served as the Company’s Secretary and Chief Human Resources Officer since November 2014. He is also the Executive Vice President and Chief Administrative Officer of Patriot Bank, N.A., overseeing human resources, retail, and business banking, corporate governance, property development and facilities management. Mr. Staudmyer previously served as Assistant Dean at Cornell University’s Johnson Graduate School of Management. Bringing more than 30 years of human resources, general management, and corporate leadership experience, he has served at leading financial institutions where he directed talent acquisition and development, including this role at Chase Manhattan Bank, now JPMorgan Chase. He previously served as Chief Human Resources Officer for Ziff Communications and Ziff Davis Publishing. He also co-founded and served as President and COO at a national legal services and staffing company for over seven years. Mr. Staudmyer earned his MBA from the Johnson Graduate School of Management at Cornell and his Bachelor of Science at Cornell’s School of Industrial & Labor Relations. He currently serves on the Board of Directors of the Human Services Council of Connecticut. He has served on the board of directors of the MBA Career Services Council and as an Advisory Council Member of Cornell University’s Entrepreneurial and Personal Enterprise Program.
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

Thomas E. Slater Mr. Slater joined Patriot Bank in December 2022 as Executive Vice President and Chief Credit Officer. Mr. Slater joins the Bank with over 25 years of experience in commercial banking industry. Mr. Slater also has extensive experience in commercial real estate, as well as commercial and industrial lending. Since April 2017, Mr. Slater has been serving as Senior Vice President and Senior Credit Officer at Investors Bank. From May 2004 to April 2017, Mr. Slater served multiple positions in TD Bank, including as Assistant Vice President, Credit Department Manager, Vice President, Credit Policy Administrator, Credit Officer, and Commercial Credit Manager. From August1996 to May 2004, Mr. Slater worked in PNC Bank in various roles, including Portfolio Analyst, Portfolio Manager, Relationship Manager, and Middle Market Underwriter. From March 1995 to August 1996, Mr. Slater worked as a Loan Review Officer in Trust Company Bank. Before entering the commercial banking industry, Mr. Slater began his career as an Associate National Bank Examiner in the Office of the Controller of the Currency, where he worked from July 1990 to March 1995. Mr. Slater holds a Bachelor of Science degree in Economics from Rutgers University.
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
* In connection with Robert G. Russell, Jr.’s resignation as Director, President and Chief Executive Officer of the Company and the Bank, Mr. Lowery has been appointed by the Board of Directors as replacement of Mr. Russell as Director, President and Chief Executive Officer of the Company and the Bank, to be effective as of April 21, 2023.
Alfred Botta Mr. Botta joined the Bank in 2018 as Senior Vice President, Director of Payments and became Executive Vice President and Chief Payment Officer of the Bank in September 2022. He has over twenty years of experience in the payments and prepaid market space and has been responsible for the growth of the Bank’s payments division. Prior to joining the Bank, Mr. Botta served as Chief Revenue Officer and Director of Payments of Bank Mobile Technologies, Inc. (previously a wholly-owned subsidiary of Customers Bank). Mr. Botta also served on senior management roles with several institutions including Metropolitan Commercial Bank, CashZone (the retail check cashing division of Metropolitan Commercial Bank), PreCash, Inc., PreCommunications Inc., and IDT Corporation. Mr. Botta studied at Adelphi University focusing in Business Administration and Operations.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act and the regulations promulgated thereunder require our executive officers, directors and persons who beneficially own more than 10% of our common stock to file forms with the SEC to report their ownership of the Company’s shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC during, and with respect to, fiscal year of 2022. Based on that review and written information given to us by all of our directors and executive officers, we believe that all of our directors, executive officers and holders of more than 10% of our stock filed on a timely basis all reports that they were required to file under Section 16(a) during fiscal year of 2022.
Code of Ethics
Each of our Chief Executive Officer and Chief Financial Officer is required to comply with the Patriot National Bancorp, Inc. Code of Conduct for Senior Executive Financial Officers adopted by our Board of Directors. The Code of Conduct was adopted to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate and timely disclosure in public documents; compliance with law; prompt internal reporting of Code of Conduct violations, and accountability for adherence to the Code of Conduct. The Code of Conduct was filed with the SEC as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. In addition, all of our directors, officers and employees are required to comply with a Code of Ethics and Conflict of Interest Policy which is filed herewith as Exhibit 14.2.
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

Name/Principal Position(s) (1)	Year	Salary	Bonus	Restricted Stock	All Other Annual Compensation(2)	Total
Michael A. Carrazza	2022	$150,000	$—	$—	$2,769	$152,769
Chairman	2021	$149,999	$—	$—	$2,596	$152,595

Robert G. Russell	2022	$368,637	$130,000	$—	$12,150	$510,787
Director, President and Chief Executive Officer	2021	$336,538	$100,000	$—	$12,088	$448,626

Joseph D. Perillo	2022	$273,888	$54,600	$—	$12,840	$341,328
Chief Financial Officer	2021	$259,615	$77,000	$—	$14,425	$351,040

David Lowery	2022	$271,500	$54,600	$31,800	$7,590	$365,490
Executive Vice President and Chief Lending Officer of Patriot Bank	2021	$185,000	$52,000	$46,650	$1,200	$284,850
_________________________
(1)The “All Other Compensation” column for the fiscal year ended December 31, 2022 includes the following compensation items:

Named Executive Officer	Contribution to 401(k) Plan ($)	Car Allowance ($)	Total ($)
Michael A. Carrazza	$2,769	$—	$2,769
Robert G. Russell	6,150	6,000	12,150
Joseph D. Perillo	6,840	6,000	12,840
David Lowery	7,590	—	7,590
(2)The “All Other Compensation” column for the fiscal year ended December 31, 2021 includes the following compensation items:

Named Executive Officer	Contribution to 401(k) Plan ($)	Car Allowance ($)	Total ($)
Michael A. Carrazza	$2,596	$—	$2,596
Robert G. Russell	6,088	6,000	12,088
Joseph D. Perillo	8,425	6,000	14,425
Judith P. Corprew	5,200	—	5,200
Outstanding Equity Awards at Fiscal Year-End
David Lowery, Executive Vice President and Chief Lending Officer of Patriot Bank had unvested equity awards of 9,000 shares at December 31, 2022.

Executive Compensation Incentive Plan
In 2017, the Company adopted the Executive Compensation Incentive Plan, referred to as the “2017 Plan.” The 2017 Plan applies to the President and all Executive Vice Presidents at Patriot Bank. The 2017 plan was developed in order to attract, retain and motivate key executives by offering compensation incentives for delivering pre-defined budgeted operating results. The 2017 Plan is market competitive and designed to promote safe and sound business practices, where compensation objectives and risk taking are responsible, within policy guidelines and compatible with effective controls and risk-management. The 2017 Plan provides for awards based on a balance of bank results and individual executive performance. Awards are paid 50% in cash and 50% in restricted stock awards vesting over three years granted under the 2020 Plan. There were no awards issued under the Executive Compensation Incentive Plan during 2022 and 2021.
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
On November 10, 2022, the Board of Directors approved the Amendment and Restatement of the 2020 Plan (the “Amended and Restated 2020 Plan”), which was approved and ratified by shareholders of the Company on December 14, 2022. The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 to 400,000; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000.
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

Director Compensation
The following table sets forth certain information regarding the compensation earned by or awarded to each of our non-employee directors who served on our Board during the fiscal year ended 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)

Edward N. Constantino	$68,800	$14,352	$83,152
Emile Van den Bol	66,888	14,352	81,240
Michael J. Weinbaum	38,950	14,352	53,302
(1)The “Stock Awards” column represents the aggregate grant date fair value computed in accordance with ASC Topic 718 for awards of restricted stock granted under our 2020 Plan during fiscal 2022. We calculated the estimated fair value of the restricted stock awards using the market price of our common stock on the grant date. As of December 31, 2022, the aggregate number of unvested stock awards held by each of our non-employee directors was as follows: Edward N. Constantino – 832; Emile Van den Bol –832; and Michael J. Weinbaum – 832.

The Company’s directors who are also executive officers do not receive compensation for service on the Board of Directors or any of its committees. On an annual basis, each non-employee director receives $1,150 for each board meeting in which they participate and annual retainer fees totaling $19,100. They also receive fees ranging from $375 to $750 for each committee meeting in which they participate. In addition, non-employee directors who serve as the chair of a committee receive additional retainer fees ranging from $3,000 to $9,200 per year. In addition, each non-employee director receives an annual equity grant of restricted stock units with a grant date value of approximately $14,352 which will vest in full in four equal annual installments, beginning on the first anniversary of the grant date. The Company’s directors are also reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with their service to the Company, including travel expenses.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners and Management of Patriot
The table below provides certain information about beneficial ownership of Patriot common stock as of March 29, 2023 with respect to: (i) each person, or group of affiliated persons, who is known to Patriot to own more than five percent (5%) of Patriot common stock; (ii) each of the Patriot’s directors; (iii) each of the Patriot’s executive officers; and (iv) all of Patriot’s directors and executive officers as a group.
Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of Patriot common stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 3,965,186 shares of Patriot common stock outstanding as of March 29, 2023. In computing the number of shares of common stock beneficially owned by a person and applicable percentage of ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of March 29, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class
Michael A. Carrazza	67,254	(1)	1.70%
Robert G. Russell, Jr.	5,000	(2)	*
Joseph D. Perillo	4,263	(3)	*
Frederick K. Staudmyer	3,203		*
Judith P. Corprew	2,026		*
Thomas E. Slater	—		*
Steven Grunblatt	2,500		*
David C. Lowery	6,000		*
Alfred Botta	—		*
Edward N. Constantino	13,797	(4)	*
Emile Van den Bol	61,410		1.55%
Michael J. Weinbaum	17,797		0.45%
All Directors and Executive Officers	183,250		4.62%
AFP Forty Six Corp.	342,172	(5)	8.63%
Harvey Sandler Revocable Trust	317,248	(6)	8.00%
Siguler Guff Advisers, LLC	460,589	(7)	11.62%
SMC Holdings I, LP	427,691	(8)	10.79%
LMI Partners, LLC	285,915	(9)	7.21%
AllianceBernstein L.P.	386,477	(10)	9.75%
*Less than one percent (1%)
(1)Includes 12,221 shares held by Solaia Capital Management Profit Sharing Plan for the benefit of Mr. Carrazza, with regard to which Mr. Carrazza has sole voting and dispositive power, and 55,033 shares directly owned by Mr. Carrazza.
(2)Includes 2,500 shares held in an IRA for the benefit of Mr. Russell.
(3)Includes 3,185 shares held in an IRA for the benefit of Mr. Perillo.
(4)Includes 1,000 shares held in a SEP IRA for the benefit of Mr. Constantino.
(5)Based solely on the information set forth in the Schedule 13D, Anthony J. Miceli is the sole director, president and treasurer of AFP Forty Six Corp. (“AFP”) and president and chief operating officer of United Capital Corp. (“United Capital”), therefore he may be deemed to have voting and dispositive power over the shares held by AFP. The address of AFP is 9 Park Place, Great Neck, NY 11021.

(6)Based solely on the information set forth in the Schedule 13G/A filed with the SEC on April 13, 2021, Gary Rubin and Andrew Sandler are trustees of Harvey Sandler Revocable Trust, and therefore may be deemed to have voting and dispositive power over the shares held by Harvey Sandler Revocable Trust The address of Harvey Sandler Revocable Trust is 2080 NW Boca Raton Blvd Ste 2 Boca Raton, FL 33431.
(7)Based solely on the information set forth in the Schedule 13G filed with the SEC on May 3, 2021, Siguler Guff Advisers, LLC (SGA) is 100% owned by Siguler Guff & Company, LP. The general partner of Siguler Guff & Company, LP is Siguler Guff Holdings GP, LLC. George W. Siguler, Andrew J. Guff, Donald P. Spencer and Kenneth J. Burns are the owners of Siguler Guff Holdings GP, LLC and the executive officers of SGA, and therefore may be deemed to have voting and dispositive power over the shares held by SGA. The address of SGA is c/o Siguler Guff & Company, LP, 200 Park Avenue, 23rd Floor, New York, NY 10166.
(8)Based solely on the information set forth in the Schedule 13G filed with the SEC on April 27, 2021, SMC Holdings I G.P., LLC (“SMC GP”) is the general partner of SMC Holdings I, LP. John L. Steffens and Gregory P. Ho each serves as a Managing Member of SMC GP, and therefore may be deemed to have voting and dispositive power over the shares held by SMC GP. The address of SMC GP is c/o Spring Mountain Capital, LP, 650 Madison Avenue, 20th Floor, New York, NY 10022.
(9)Based solely on the information set forth in the Schedule 13G filed with the SEC on April 16, 2021, Earl A. Samson III is Manager of LMI Partners, LLC, and therefore may be deemed to have voting and dispositive power over the shares held by LMI Partners, LLC. The address of LMI Partners, LLC is 954 Lexington Avenue, Suite 124, New York, NY 10021.
(10)Based solely on the information set forth in the Schedule 13G/A filed with the SEC on February 14, 2023, by AllianceBernstein L.P.(“AllianceBernstein”) AllianceBernstein has sole voting and dispositive power over 386,477 shares. The address of AllianceBernstein is 1345 Avenue of the Americas, New York, NY 10105.
Equity Compensation Plan Information as of the End of Fiscal 2022
The table below provides information as of December 31, 2022, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Approved by the shareholders	—	$—	224,731

Not approved by the shareholders	—	$—	—

Total	—	$—	224,731
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination such loans did not involve more than the normal risk of collectability or present any other unfavorable features. There were no loans to officers and directors outstanding as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, deposits from related parties aggregated $64,000 and $58,000, respectively.

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
ITEM 14. Principal Accountant Fees and Services
Principal Accounting Fees and Services
The following table sets forth the aggregate amounts of principal accounting fees we paid to our independent registered public accountants for professional services performed in fiscal years ended December 31, 2022 and 2021 for: (i) audit fees – consisting of fees billed for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) audit-related fees – consisting of fees billed for services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; and (iii) all other fees – consisting of fees billed for all other services rendered.

	Year Ended December 31,
	2022	2021
Audit fees (1)	$436,800	$415,288
Audit related fees (1)	—	1,600
All other fees(1)	19,950	17,325
	$456,750	$434,213
(1)The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.
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
The Audit Committee pre-approved all of the audit and non-audit services provided by RSM during the years ended December 31, 2022 and 2021.

Part IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)The consolidated financial statements and exhibits listed below are filed as part of this Annual Report on Form 10-K.
(1)The Company’s Consolidated Financial Statements, the Notes thereto and the Report of the Independent Registered Public Accounting Firm are included in PART II, Item 8. “Financial Statements and Supplementary Data.”
(2)Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.
(3)Exhibits. Reference is made to Item 15(b) below.
(b)Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Annual Report on Form 10-K.
(c)Financial Statement Schedules. Reference is made to Item 15(a)(2) above.
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

4.2	Form of 8.5% Senior Note due 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2022).

10.1†
Patriot National Bancorp, Inc. Amendment and Restatement of the 2020 Restricted Stock Award Plan (incorporated by reference to Exhibit A to the Company’s Proxy statement on Schedule 14A filed on November 10, 2022).

10.2	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

10.3***
Investment Agreement, dated as of November 14, 2021, between Patriot National Bancorp, Inc., Patriot Bank, N.A and Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. and Oaktree Opportunities Fund XI Holdings (Delaware), L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2021).

10.4***
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
†Management Contracts and Compensatory Plans, Contracts or Arrangements.
*Provided herewith.
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

Date: March 29, 2023
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Name: Joseph D. Perillo
Title: Executive Vice President and Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert G. Russell	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023
Robert G. Russell

/s/ Joseph D. Perillo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2023
Joseph D. Perillo

/s/ Michael Carrazza	Chairman and Director	March 29, 2023
Michael Carrazza

/s/ Edward N. Constantino	Director	March 29, 2023
Edward N. Constantino

/s/ Emile Van den Bol	Director	March 29, 2023
Emile Van den Bol

/s/ Michael J. Weinbaum	Director	March 29, 2023
Michael J. Weinbaum