Form 10-Q
period 2023-03-31
PATRIOT NATIONAL BANCORP INC
filed 2023-05-12
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
As of May 12, 2023, there were 3,965,186 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$1,828	$5,182
Interest bearing deposits	58,424	33,311
Total cash and cash equivalents	60,252	38,493
Investment securities:
Available-for-sale securities, at fair value	91,736	84,520
Other investments, at cost	4,450	4,450
Total investment securities	96,186	88,970

Federal Reserve Bank stock, at cost	2,673	2,627
Federal Home Loan Bank stock, at cost	6,374	3,874
Loans receivable (net of allowance for credit losses: 2023: $17,801 and 2022: $10,310)	860,968	838,006
Loans held for sale	6,882	5,211
Accrued interest and dividends receivable	7,308	7,267
Premises and equipment, net	30,467	30,641
Deferred tax asset	17,392	15,527
Goodwill	1,107	1,107
Core deposit intangible, net	238	249
Other assets	10,165	11,387
Total assets	$1,100,012	$1,043,359

Liabilities
Deposits:
Noninterest bearing deposits	$152,773	$269,636
Interest bearing deposits	703,695	590,810
Total deposits	856,468	860,446

Federal Home Loan Bank and correspondent bank borrowings	150,000	85,000
Senior notes, net	11,619	11,640
Subordinated debt, net	9,847	9,840
Junior subordinated debt owed to unconsolidated trust, net	8,130	8,128
Note payable	533	585
Advances from borrowers for taxes and insurance	2,824	886
Accrued expenses and other liabilities	5,982	7,251
Total liabilities	1,045,403	983,776

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of March 31, 2023: 4,038,927 shares issued; 3,965,186 shares outstanding; As of December 31, 2022: 4,038,927 shares issued; 3,965,186 shares outstanding.	106,588	106,565
Accumulated deficit	(37,581)	(31,337)
Accumulated other comprehensive loss	(14,398)	(15,645)
Total shareholders' equity	54,609	59,583
Total liabilities and shareholders' equity	$1,100,012	$1,043,359
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Interest and Dividend Income
Interest and fees on loans	$12,550	$7,664
Interest on investment securities	680	570
Dividends on investment securities	135	65
Other interest income	281	21
Total interest and dividend income	13,646	8,320

Interest Expense
Interest on deposits	3,579	409
Interest on Federal Home Loan Bank borrowings	1,373	737
Interest on senior debt	290	210
Interest on subordinated debt	326	234
Interest on note payable and other	65	4
Total interest expense	5,633	1,594

Net interest income	8,013	6,726

Provision for credit losses	1,336	—

Net interest income after provision for credit losses	6,677	6,726

Non-interest Income
Loan application, inspection and processing fees	123	87
Deposit fees and service charges	68	64
Gains on sales of loans	81	208
Rental income	119	192
Gain on sale of investment securities	24	—
Other income	420	263
Total non-interest income	835	814

Non-interest Expense
Salaries and benefits	4,267	3,346
Occupancy and equipment expense	884	836
Data processing expense	294	330
Professional and other outside services	914	789
Project expenses, net	27	52
Advertising and promotional expense	85	68
Loan administration and processing expense	51	105
Regulatory assessments	182	174
Insurance expense, net	77	77
Communications, stationary and supplies	191	135
Other operating expense	612	517
Total non-interest expense	7,584	6,429

(Loss) income before income taxes	(72)	1,111

(Benefit) provision for income taxes	(19)	311

Net (loss) income	$(53)	$800

Basic (loss) earnings per share	$(0.01)	$0.20
Diluted (loss) earnings per share	$(0.01)	$0.20
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended March 31,
	2023	2022

Net (loss) income	$(53)	$800
Other comprehensive income (loss)

Unrealized holding gain (loss) on securities	1,704	(7,389)
Income tax effect	(439)	1,907
Reclassification for realized gain on sale of investment securities	(24)	—
Income tax effect	6	—
Total securities available-for-sale	1,247	(5,482)

Comprehensive income (loss)	$1,194	$(4,682)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at January 1, 2023	3,965,186	$106,565	$(31,337)	$(15,645)	$59,583
Transition adjustment related to adoption of ASC 326, net of tax	—	—	(6,191)	—	(6,191)
Comprehensive (loss) income:
Net (loss) income	—	—	(53)	—	(53)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	1,247	1,247
Total comprehensive (loss) income	—	—	(53)	1,247	1,194
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2023	3,965,186	$106,588	$(37,581)	$(14,398)	$54,609

	Three Months Ended March 31, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at January 1, 2022	3,956,492	$106,479	$(37,498)	$(1,637)	$67,344
Comprehensive income (loss):
Net income	—	—	800	—	800
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(5,482)	(5,482)

Total comprehensive income (loss)	—	—	800	(5,482)	(4,682)
Share-based compensation expense	—	21	—	—	21
Vesting of restricted stock	—	—	—	—	—
Balance at March 31, 2022	3,956,492	$106,500	$(36,698)	$(7,119)	$62,683
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(53)	$800

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization and accretion of investment premiums and discounts, net	(23)	(17)
Amortization and accretion of purchase loan premiums and discounts, net	698	639
Amortization of debt issuance costs	44	9
Amortization of core deposit intangible	11	12
Amortization of servicing assets of sold SBA loans	27	10
Provision for credit losses	1,336	—
Depreciation and amortization	275	323
Gain on sales of available-for-sale securities	(24)	—
Share-based compensation	23	21
(Increase) decrease in deferred income taxes, net	(23)	298
Originations of SBA loans held for sale	(3,218)	(5,057)
Proceeds from sale of SBA loans held for sale	1,628	2,574
Gains on sale of SBA loans held for sale, net	(81)	(208)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(41)	226
Decrease (increase) in other assets	1,003	(2,520)
Decrease in accrued expenses and other liabilities	(1,794)	(1,430)
Net cash used in operating activities	(212)	(4,320)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	1,780	2,500
Principal repayments on available-for-sale securities	1,074	2,209
Purchases of available-for-sale securities	(8,343)	(1,000)
Redemptions (purchases) of Federal Reserve Bank stock	(46)	(26)
Purchases of Federal Home Loan Bank stock	(2,500)	—
Origination of loans receivable	(48,490)	(42,570)
Purchases of loans receivable	(10,623)	(39,022)
Payments received on loans receivable	26,309	46,882
Purchases of premises and equipment	(98)	(91)
Proceeds from sale of other real estate owned	—	—
Net cash used in investing activities	(40,937)	(31,118)

Cash Flows from Financing Activities:
(Decrease) increase in deposits, net	(3,978)	31,287
Increase in FHLB borrowings	65,000	—
Principal repayments of note payable	(52)	(51)
Decrease in advances from borrowers for taxes and insurance	1,938	1,473
Net cash provided by financing activities	62,908	32,709

Net increase (decrease) in cash and cash equivalents	21,759	(2,729)

Cash and cash equivalents at beginning of period	38,493	47,045

Cash and cash equivalents at end of period	$60,252	$44,316
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Three Months Ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,438	$1,247
Cash refund from income taxes	$(2)	$—

Non-cash transactions:
Capitalized servicing assets	$34	$52

Transfers of loans held for sale to loans receivable	$—	$—

Operating lease right-of-use assets	$—	$61

Decrease in interest rate swaps	$(97)	$(405)

Capital raise deferred costs	$—	$863

Expected credit loss for loans - ASC 362 adoption	$7,372	$—
Expected credit loss for unfunded commitments - ASC 362 adoption	$1,094	$—
Deferred tax assets - ASC 362 adoption	$(2,275)	$—
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 1.    Basis of Financial Statement Presentation
The accompanying unaudited interim condensed consolidated financial statements of Patriot National Bancorp, Inc. (the “Company” or “PNBK”) and its wholly-owned subsidiaries, Patriot Bank, N.A. (the “Bank”), Patriot National Statutory Trust I and PinPat Acquisition Corporation (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2022.
The consolidated balance sheet at December 31, 2022 presented herein has been derived from the audited consolidated financial statements of the Company at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.
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
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the remainder of 2023.
Certain prior period amounts have been reclassified to conform to current year presentation.

Note 2.    Summary of Significant Accounting Policies
Please refer to the summary of Significant Accounting Policies included in the Company’s 2022 Annual Report on Form 10-K for a list of all policies in effect as of December 31, 2022.
Allowance for Credit Losses (“ACL”) and Impairment of Debt Securities
As described below under Recently Adopted Accounting Pronouncements, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) Accounting Standard Codification (“ASC”) 326 effective January 1, 2023.
Impairment of Debt Securities Available for Sale
For available-for-sale debt securities in an unrealized loss position, the Company will first assess whether i) it intends to sell or ii) it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either case is applicable, any previously recognized allowances are charged off and the debt security’s amortized cost is written down to fair value through income. If neither case is applicable, the debt security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the debt security by a rating agency and any adverse conditions specifically related to the debt security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the debt security are compared to the amortized cost basis of the debt security. If the present value of cash flows expected to be collected is less than the

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through allowance for credit losses is recognized in other comprehensive income, net of tax.
Adjustments to the allowance are reported in the income statement as a component of credit loss expense. Debt securities are charged off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by the Company or when either of the aforementioned criteria regarding intent or requirement to sell is met specifically for available-for-sale debt securities.
The Company excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on debt securities and does not record an ACL on accrued interest receivable.
ACL – Loans
The ACL is based on the Company’s evaluation of the loan portfolios, past loan loss experience, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The process is inherently subjective and subject to significant change as it requires material estimates. The allowance is increased by a provision for credit losses, which is charged to expense, and reduced by charge-offs, net of recoveries. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
The Company evaluates loans with similar risk characteristics in pools using a probability of default/loss given default (PD/LGD) method. Unlike the previous allowance for loan losses approach, which applied historical loss rates to similar loan pools, the CECL methodology forecasts the probability of default, loss given default, and exposure at default for loans in a given pool over their remaining life. This allows the Company to derive an ACL that can absorb estimated losses over the remaining life of the portfolio.
Qualitative factors play a greatly diminished role under the Company's CECL framework as reserve rates for the model in use are influenced by change in: real domestic Gross Domestic Product (GDP); State of Connecticut unemployment rate; New York Fed recession indicator; CoStar composite index; New York Case Schiller index; Coincident activity index; Michigan consumer activity index; S&P's BBB credit spreads; the Company's loan delinquencies and charge off data.
Credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis. Individual evaluations are performed for nonaccrual loans and loans rated substandard that are in excess of $100,000. Specific allowances were estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
The Company measures expected credit losses over the contractual term of a loan, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless there is a reasonable expectation that a troubled debt restructuring will be executed. Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs. Accrued interest receivable on loans is excluded from the estimate of credit losses.
ACL – Unfunded Loan Commitments
The ACL is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The ACL is reported as a component of other liabilities within the Consolidated Balance Sheets. Adjustments to the ACL for unfunded commitments are reported in the Consolidated Income Statements as a component of provision for credit losses.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Recently Issued Accounting Standards
New Accounting Standards Adopted in 2023
ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU changes the methodology for measuring credit losses on financial instruments measured at amortized cost to a current expected loss (“CECL”) model. Under the CECL model, entities are required to estimate credit losses over the entire contractual term of a financial instrument from the date of initial recognition of the instrument. The ASU also changes the existing impairment model for available-for-sale debt securities. In cases where there is neither the intent nor a more-likely-than-not requirement to sell the debt security, an entity should record credit losses as an allowance rather than a direct write-down of the amortized cost basis. Additionally, ASU 2016-13 notes that credit losses related to available-for-sale debt securities and purchased credit impaired loans should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, which amends the effective date of ASC 326 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, and delays the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a small reporting company, the delay was applicable to the Company. The Company adopted ASC 326 effective January 1, 2023, the Company recorded an increase to the allowance for credit losses of $7.4 million and an increase to reserve for unfunded commitments of $1.1 million (which is included in other liabilities on the Company’s consolidated balance sheets), and a cumulative-effect adjustment to increase the opening balance of accumulated deficit of $6.2 million, net of $2.3 million tax at the date of adoption.
ASU Update 2020-02
In January 2020, the FASB issued ASU No. 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU adds and amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. The Company adopted ASC 326 effective January 1, 2023.
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
ASU 2022-02
In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings ("TDR") and Vintage Disclosures". ASU 2022-02 updates guidance in Topic 326, to eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty and to require entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted if an entity has adopted the amendments in Update 2016-03, including adoption in an interim period. The Company adopted ASC 326 effective January 1, 2023. The adoption of this guidance did not have any material impact on the Company's consolidated financial statements.

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

Note 3.    Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at March 31, 2023 and December 31, 2022 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2023:
U. S. Government agency and mortgage-backed securities	$81,084	$4	$(13,551)	$67,537
Corporate bonds	18,010	—	(4,348)	13,662
Subordinated notes	5,000	—	(479)	4,521
SBA loan pools	6,487	—	(982)	5,505
Municipal bonds	560	—	(49)	511
Total available-for-sale securities	$111,141	$4	$(19,409)	$91,736

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$73,480	$—	$(14,434)	$59,046
Corporate bonds	19,773	7	(5,125)	14,655
Subordinated notes	5,000	—	(398)	4,602
SBA loan pools	6,791	—	(1,073)	5,718
Municipal bonds	561	—	(62)	499
Total available-for-sale securities	$105,605	$7	$(21,092)	$84,520

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of March 31, 2023 and December 31, 2022:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
March 31, 2023:
U. S. Government agency and mortgage-backed securities	$15,559	$(560)	$48,506	$(12,991)	$64,065	$(13,551)
Corporate bonds	1,967	(48)	11,695	(4,300)	13,662	(4,348)
Subordinated notes	2,748	(252)	1,773	(227)	4,521	(479)
SBA loan pools	1,355	(13)	4,150	(969)	5,505	(982)
Municipal bonds	—	—	511	(49)	511	(49)
Total available-for-sale securities	$21,629	$(873)	$66,635	$(18,536)	$88,264	$(19,409)

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$11,126	$(633)	$47,920	$(13,801)	$59,046	$(14,434)
Corporate bonds	1,959	(64)	10,934	(5,061)	12,893	(5,125)
Subordinated notes	4,602	(398)	—	—	4,602	(398)
SBA loan pools	1,437	(12)	4,280	(1,061)	5,717	(1,073)
Municipal bonds	—	—	498	(62)	498	(62)
Total available-for-sale securities	$19,124	$(1,107)	$63,632	$(19,985)	$82,756	$(21,092)
As of March 31, 2023 and December 31, 2022, forty-eight of forty-nine and forty-six of forty-seven available-for-sale securities had unrealized losses with an aggregate decline of (18.0)% and (20.3)% from the amortized cost of those securities, respectively.
At March 31, 2023, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
With regard to U.S. mortgage-backed securities and municipal bonds issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities.
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of March 31, 2023, there were no past due principal or interest

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities at March 31, 2023. All debt securities in an unrealized loss position as of March 31, 2023 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of March 31, 2023 and December 31, 2022, available-for-sale securities of $72.9 million and $30.8 million, respectively, were pledged to the Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the Federal Home Loan Bank and municipal deposits.
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of March 31, 2023 and December 31, 2022. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
March 31, 2023:
Corporate bonds	$2,015	$15,995	$—	$18,010	$1,967	$11,695	$—	$13,662
Subordinated notes	3,000	2,000	—	5,000	2,748	1,773	—	4,521
SBA loan pools	—	1,367	5,120	6,487	—	1,355	4,150	5,505
Municipal bonds	154	406	—	560	141	370	—	511
Available-for-sale securities with stated maturity dates	5,169	19,768	5,120	30,057	4,856	15,193	4,150	24,199
U. S. Government agency and mortgage-backed securities	—	5,254	75,830	81,084	—	4,230	63,307	67,537
Total available-for-sale securities	$5,169	$25,022	$80,950	$111,141	$4,856	$19,423	$67,457	$91,736

December 31, 2022:
Corporate bonds	$3,778	$15,995	$—	$19,773	$3,721	$10,934	$—	$14,655
Subordinated notes	3,000	2,000	—	5,000	2,830	1,772	—	4,602
SBA loan pools	—	1,449	5,342	6,791	—	1,438	4,280	5,718
Municipal bonds	154	407	—	561	139	360	—	499
Available-for-sale securities with stated maturity dates	6,932	19,851	5,342	32,125	6,690	14,504	4,280	25,474
U. S. Government agency and mortgage-backed securities	—	5,276	68,204	73,480	—	4,129	54,917	59,046
Total available-for-sale securities	$6,932	$25,127	$73,546	$105,605	$6,690	$18,633	$59,197	$84,520
During the three months ended March 31, 2023, the Bank purchased $8.3 million U.S. Government agency mortgage-backed securities and sold $1.8 million available-for-sale securities and recognized a net gain on sale of $24,000. During the three months ended March 31, 2022, the Bank purchased $1.0 million corporate bonds, and did not sell any available-for-sale securities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 4.    Loans Receivable and Allowance for Credit Losses
As of March 31, 2023 and December 31, 2022, loans receivable, net, consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Loan portfolio segment:
Commercial Real Estate	$464,410	$437,443
Residential Real Estate	118,892	124,140
Commercial and Industrial	153,773	138,787
Consumer and Other	132,410	141,091
Construction	7,052	4,922
Construction to Permanent - CRE	2,232	1,933
Loans receivable, gross	878,769	848,316
Allowance for credit losses	(17,801)	(10,310)
Loans receivable, net	$860,968	$838,006
Patriot's lending activities are conducted principally in: Connecticut; the southern counties of New York including Westchester, Nassau, Suffolk, and the five Boroughs of New York City; and the Northern Counties of New Jersey, including Passaic, Bergen, Essex, Hudson and Union. Patriot originates commercial real estate loans, commercial business loans, a variety of consumer loans, and construction loans, and has purchased residential loans since 2016. All commercial and residential real estate loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.
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
During the three months ended March 31, 2023, Patriot did not purchase any commercial real estate loans. There were $20.7 million commercial real estate loans purchased during the three months ended March 31, 2022.

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
During the three months ended March 31, 2023 and 2022, Patriot did not purchase any residential real estate loans.
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
Patriot’s syndicated and leveraged loan portfolio totaled $5.8 million at March 31, 2023 and December 31, 2022. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
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
The Company has purchased unsecured consumer loans from a third party which are higher yielding loans of 2-5 year terms that are expected to incur an increased level of charge-offs. Loans outstanding under this program at March 31, 2023 and December 31, 2022 totaled $76.2 million and $78.9 million, respectively. Loans purchased under this program totaled $9.3 million for the quarter ended March 31, 2023, and $18.4 million for the three months ended March 31, 2022.
The Company does not originate any loans commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories that are typically characterized by payment delinquencies, previous charge-offs, judgments against the consumer, a history of bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burdened ratios.
During the three months ended March 31, 2023, Patriot purchased home equity line of credit loans (“HELOC”) of $1.3 million. No HELOC was purchased in the first quarter of 2022.

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
Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and financial strength of the builder, the type and location of the property, and other factors. Construction loans tend to be personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by an inability to complete construction, a downturn in the market for new construction, by a significant increase in interest rates, or by decline in general economic conditions. The construction loans outstanding at March 31, 2023 and December 31, 2022 totaled $7.1 million and $4.9 million, respectively.

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
Close of the construction facility typically occurs when events dictate, such as receipt of a certificate of occupancy and property stabilization, which is defined as cash flow sufficient to support a predefined minimum debt coverage ratio and other conditions and covenants particular to the loan. Construction facilities are typically variable rate instruments that, upon conversion to an amortizing mortgage loan, reset to a fixed rate instrument that is the greater of the in-force variable rate plus a predetermined spread over a reference rate (e.g., prime) or a minimum interest rate.
SBA Loans
Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $34.0 million and $32.5 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, no SBA loans previously classified as held for sale were transferred to held for investment.
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
Paycheck Protection Program loans totaled $158,000 and $157,000 as of March 31, 2023 and December 31, 2022, respectively, which are included in the commercial and industrial loan classifications.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Allowance for Credit Losses
As described in Note 2, “Summary of Significant Accounting Policies,” the Company adopted ASU 2016-13 on January 1, 2023, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology, the allowance for credit losses ("ACL") is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.
The Company estimates expected credit losses for pooled loans using a modeling method that incorporates probability of default (PD) and loss given default (LGD). The PD model employs a quarterly risk-rating transition method to estimate the probability of default by simulating loan downgrades and assigning increasing default probabilities to each loan. This captures the likelihood that borrowers will be unable to repay their loans according to the original terms. The LGD calculation considers characteristics such as collateral value and vintage, underlying collateral characteristics (e.g., CRE vs. residential, owner-occupied vs. investment), and other relevant underwriting characteristics.
Commercial and industrial loans include risks associated with borrower’s cash flow, debt service coverage and management’s expertise. These loans are subject to the risk that the Company may have difficulty converting collateral to a liquid asset if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation. These commercial loans may be subject to many different types of risks, including fraud, bankruptcy, economic downturn, deteriorated or non-existent collateral, and changes in interest rates.
Real estate construction loans include risks associated with the borrower’s credit-worthiness, contractor’s qualifications, borrower and contractor performance, and the overall risk and complexity of the proposed project. Construction lending is also subject to risks associated with sub-market dynamics, including population, employment trends and household income. During times of economic stress, this type of loan has typically had a greater degree of risk than other loan types.
Real estate mortgage loans consist of loans secured by commercial and residential real estate. Commercial real estate lending is divided into Investment CRE and Owner-Occupied CRE. Investment CRE is dependent upon successful management, marketing and expense supervision necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Owner-Occupied CRE is utilized by a business for the purpose of providing the space needs for that business and the running of its operations. Repayment is dependent on the cash flow and successful operations of the business. Repayment of these loans may be adversely affected by conditions in the specific owner’s industry. Also, commercial real estate loans typically involve relatively large loan balances to a single borrower. Residential real estate lending risks are generally less significant than those of other loans. Real estate lending risks include fluctuations in the value of real estate, bankruptcies, economic downturn and customer financial problems.
Consumer loans carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans and CRE loans, but less risky than many commercial loans and carry generally low relative balances across a diverse borrowing pool. Risk of default is usually determined by the well-being of the local economies. During times of economic stress, there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt.
We maintain an ACL for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the consolidated balance sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $700,000 at March 31, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the three months ended March 31, 2023 and loan and lease losses for three months ended March 31, 2022:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three Months Ended March 31, 2023
Allowance for credit losses:
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
Impact of ASC 326 Adoption	1,626	189	219	5,347	(4)	29	(35)	7,371
Charge-offs	—	—	(2)	(1,796)	—	—	—	(1,798)
Recoveries	—	—	7	173	—	—	—	180
Provisions (credits)	1,217	(1)	172	341	1	8	—	1,738	(1)
March 31, 2023	$9,809	$853	$1,799	$5,272	$21	$47	$—	$17,801

Three Months Ended March 31, 2022
Allowance for loan and lease losses:
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
Charge-offs	—	—	(68)	(47)	(70)	—	—	(185)
Recoveries	—	1	15	1	—	—	—	17
Provisions (credits)	(174)	(189)	381	112	48	(32)	(146)	—
March 31, 2022	$4,889	$1,512	$2,860	$319	$56	$9	$92	$9,737
(1) The allowance and provision for the three months ended March 31, 2023 are not comparable to prior periods due to the adoption of CECL. The provision on credit losses for three months ended March 31, 2023 does not include the credit on unfunded commitments of $402,000 for the three months ended March 31, 2023.
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of March 31, 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
March 31, 2023
Allowance for loan and lease losses:
Individually evaluated for impairment	$6,352	$29	$754	$—	$—	$—	$—	$7,135
Collectively evaluated for impairment	3,457	824	1,045	5,272	21	47	—	10,666
Total allowance for loan and lease losses	$9,809	$853	$1,799	$5,272	$21	$47	$—	$17,801

Loans receivable, gross:
Individually evaluated for impairment	$11,368	$2,491	$7,559	$512	$2,317	$—	$—	$24,247
Collectively evaluated for impairment	453,042	116,401	146,214	131,898	4,735	2,232	—	854,522
Total loans receivable, gross	$464,410	$118,892	$153,773	$132,410	$7,052	$2,232	$—	$878,769

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables presents the balance in the allowance for loan and lease losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2022:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2022
Allowance for loan and lease losses:
Individually evaluated for impairment	$5,430	$5	$608	$—	$—	$—	$—	$6,043
Collectively evaluated for impairment	1,536	660	795	1,207	24	10	35	4,267
Total allowance for loan losses	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310

Loans receivable, gross:
Individually evaluated for impairment	$11,241	$2,508	$4,653	$514	$—	$—	$—	$18,916
Collectively evaluated for impairment	426,202	121,632	134,134	140,577	4,922	1,933	—	829,400
Total loans receivable, gross	$437,443	$124,140	$138,787	$141,091	$4,922	$1,933	$—	$848,316
Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including cash flow from business operations, loan to value ratios, debt service coverage ratios, and credit scores.
Patriot employs a risk rating system as part of the risk assessment of its loan portfolio. At origination, credit officers are required to assign a risk rating to each loan in their portfolio, which is ratified or modified by the Loan Committee to which the loan is submitted for approval. If financial developments occur on a loan in the credit officer’s portfolio of responsibility, the risk rating is reviewed and adjusted, as applicable. In carrying out its oversight responsibilities, the Loan Committee can adjust a risk rating based on available information. In addition, the risk ratings on all commercial loans over $250,000 are reviewed by the Credit Department either annually, biannually, or every 4 years, depending upon the amount of the bank’s exposure and other credit metrics.
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
Charge-offs of loans to reduce the loan to its recoverable value that are solely collateral dependent, generally occur upon confirmation of the partial loss amount, but may be deferred in certain cases until the credit moves from doubtful to a partial or full loss classification. Loans that are cash flow dependent are modeled to reflect the expected cash flows through expected loan maturity, including any proceeds from refinancing or principal curtailment. A specific reserve is established for the amount by which the net investment in the loan exceeds the present value of discounted cash flows. If either type of

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

loan is classified as "full loss”, meaning full loss on the loan is expected, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold. In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” and “Closed-end” credits are charged off when 180 days and 120 days delinquent, respectively.

The following tables summarize loan amortized cost by vintage, credit quality indicator and class of loans based on year of origination:

	Term of Loans by Origination
As of March 31, 2023:	2023	2022	2021	2020	2019	Prior		Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$32,600	$167,018	$129,918	$3,750	$30,339	$68,519		$—	$432,144
Special mention	—	—	—	—	10,933	4,941		—	15,874
Substandard	—	—	—	—	10,981	5,411		—	16,392
	32,600	167,018	129,918	3,750	52,253	78,871		—	464,410
Residential Real Estate:
Pass	191	1,274	3,533	12,170	16,084	82,044		527	115,823
Special mention	—	—	—	—	—	617		—	617
Substandard	—	—	—	—	—	2,452		—	2,452
	191	1,274	3,533	12,170	16,084	85,113		527	118,892
Commercial and Industrial:
Pass	633	16,042	23,495	8,377	9,288	5,013		82,113	144,961
Special mention	—	—	—	—	549	11		—	560
Substandard	—	732	969	432	4,401	1,306		412	8,252
	633	16,774	24,464	8,809	14,238	6,330		82,525	153,773
Consumer and Other:
Pass	4,999	62,902	8,460	—	6,186	15,490		34,302	132,339
Substandard	—	—	—	—	—	71		—	71
	4,999	62,902	8,460	—	6,186	15,561		34,302	132,410
Construction:
Pass	—	—	4,225	—	—	—		—	4,225
Special mention	—	—	—	—	510	—		—	510
Substandard	—	—	—	2,317	—	—		—	2,317
	—	—	4,225	2,317	510	—		—	7,052
Construction to Permanent -CRE:
Pass	—	—	2,232	—	—	—		—	2,232
	—	—	2,232	—	—	—		—	2,232

Total	$38,423	$247,968	$172,832	$27,046	$89,271	$185,875		$117,354	$878,769

Loans receivable, gross:
Pass	$38,423	$247,236	$171,863	$24,297	$61,897	$171,066	$—	$116,942	$831,724
Special mention	—	—	—	—	11,992	5,569	—	—	17,561
Substandard	—	732	969	2,749	15,382	9,240	—	412	29,484
Loans receivable, gross	$38,423	$247,968	$172,832	$27,046	$89,271	$185,875		$117,354	$878,769

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of March 31, 2023.

(In thousands)	Performing (Accruing) Loans
As of March 31, 2023:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$4,387	$—	$—	$4,387	$427,757	$432,144	$—	$432,144
Special mention	—	—	—	—	15,874	15,874	—	15,874
Substandard	327	—	—	327	4,698	5,025	11,367	16,392
	4,714	—	—	4,714	448,329	453,043	11,367	464,410
Residential Real Estate:
Pass	174	—	329	503	115,320	115,823	—	115,823
Special mention	—	—	—	—	617	617	—	617
Substandard	—	—	—	—	—	—	2,452	2,452
	174	—	329	503	115,937	116,440	2,452	118,892
Commercial and Industrial:
Pass	372	—	1,318	1,690	143,271	144,961	—	144,961
Special mention	—	—	—	—	560	560	—	560
Substandard	547	—	—	547	120	667	7,585	8,252
	919	—	1,318	2,237	143,951	146,188	7,585	153,773
Consumer and Other:
Pass	1,126	899	1,745	3,770	128,569	132,339	—	132,339
Substandard	—	—	—	—	23	23	48	71
	1,126	899	1,745	3,770	128,592	132,362	48	132,410
Construction:
Pass	—	—	—	—	4,225	4,225	—	4,225
Special mention	—	—	—	—	510	510	—	510
Substandard	—	—	—	—	—	—	2,317	2,317
	—	—	—	—	4,735	4,735	2,317	7,052
Construction to Permanent -CRE:
Pass	—	—	—	—	2,232	2,232	—	2,232
	—	—	—	—	2,232	2,232	—	2,232

Total	$6,933	$899	$3,392	$11,224	$843,776	$855,000	$23,769	$878,769

Loans receivable, gross:
Pass	$6,059	$899	$3,392	$10,350	$821,374	$831,724	$—	$831,724
Special mention	—	—	—	—	17,561	17,561	—	17,561
Substandard	874	—	—	874	4,841	5,715	23,769	29,484
Loans receivable, gross	$6,933	$899	$3,392	$11,224	$843,776	$855,000	$23,769	$878,769

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize performing and non-performing loans (i.e., non-accruing) receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2022.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2022:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non-accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$—	$—	$401,313	$401,313	$—	$401,313
Special mention	—	—	—	—	24,559	24,559	—	24,559
Substandard	330	—	—	330	—	330	11,241	11,571
	330	—	—	330	425,872	426,202	11,241	437,443
Residential Real Estate:
Pass	330	—	—	330	120,715	121,045	—	121,045
Special mention	—	—	—	—	625	625	—	625
Substandard	—	—	—	—	—	—	2,470	2,470
	330	—	—	330	121,340	121,670	2,470	124,140
Commercial and Industrial:
Pass	2	—	230	232	131,092	131,324	—	131,324
Special mention	—	—	—	—	597	597	—	597
Substandard	1,488	412	—	1,900	133	2,033	4,833	6,866
	1,490	412	230	2,132	131,822	133,954	4,833	138,787
Consumer and Other:
Pass	929	3,175	925	5,029	135,990	141,019	—	141,019
Substandard	—	—	—	—	23	23	49	72
	929	3,175	925	5,029	136,013	141,042	49	141,091
Construction:
Pass	895	—	—	895	3,503	4,398	—	4,398
Special mention	—	—	—	—	524	524	—	524
	895	—	—	895	4,027	4,922	—	4,922
Construction to Permanent - CRE:
Pass	—	—	—	—	1,933	1,933	—	1,933
	—	—	—	—	1,933	1,933	—	1,933

Total	$3,974	$3,587	$1,155	$8,716	$821,007	$829,723	$18,593	$848,316

Loans receivable, gross:
Pass	$2,156	$3,175	$1,155	$6,486	$794,546	$801,032	$—	$801,032
Special mention	—	—	—	—	26,305	26,305	—	26,305
Substandard	1,818	412	—	2,230	156	2,386	18,593	20,979
Loans receivable, gross	$3,974	$3,587	$1,155	$8,716	$821,007	$829,723	$18,593	$848,316

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of March 31, 2023 and December 31, 2022:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of March 31, 2023:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$—	$—	$11,367	$11,367	$—	$11,367
Residential Real Estate:
Substandard	641	—	1,795	2,436	16	2,452
Commercial and Industrial:
Substandard	—	914	5,521	6,435	1,150	7,585
Consumer and Other:
Substandard	—	—	27	27	21	48
Construction:
Substandard	2,317	—	—	2,317	—	2,317
Total non-accruing loans	$2,958	$914	$18,710	$22,582	$1,187	$23,769

As of December 31, 2022:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$—	$—	$11,241	$11,241	$—	$11,241
Residential Real Estate:
Substandard	657	—	1,796	2,453	17	2,470
Commercial and Industrial:
Substandard	46	395	3,196	3,637	1,196	4,833
Consumer and Other:
Substandard	—	—	27	27	22	49
Total non-accruing loans	$703	$395	$16,260	$17,358	$1,235	$18,593
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $63,000 and $115,000 would have been recognized during the three months ended March 31, 2023 and 2022.
Interest income collected and recognized on non-accruing loans for the three months ended March 31, 2023 and 2022 was $282,000 and $90,000, respectively.

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
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
On a case-by-case basis, Patriot may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. Substantially all loan modifications involve lowering the monthly payments on such loans through either a reduction in interest rate below market rate, an extension of the term of the loan, or a combination of adjusting these two contractual attributes. Loan modifications may also result in the forgiveness of principal or accrued interest. In addition, when modifying commercial loans, Patriot frequently obtains additional collateral or guarantor support. If the borrower has performed under the existing contractual terms of the loan and Patriot’s underwriters determine that the borrower has the capacity to continue to perform under the terms of the loan, the loan continues accruing interest. Non-accruing modified loans may be returned to accrual status when there has been a sustained period of performance (generally six consecutive months of payments) and both principal and interest are reasonably assured of collection.
During the three months ended March 31, 2023 and 2022, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. At March 31, 2023 and December 31, 2022, there were no commitments to advance additional funds under the modified loans.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023			December 31, 2022
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$387	$430	$—	$2,435	$2,428	$—
Residential Real Estate	763	882	—	2,402	2,224	—
Commercial and Industrial	2,524	4,801	—	1,939	2,424	—
Consumer and Other	512	512	—	514	514	—
Construction	2,317	2,317	—	—	—	—
	6,503	8,942	—	7,290	7,590	—
With a related allowance recorded:
Commercial Real Estate	$10,981	$10,968	$6,352	8,806	8,656	5,430
Residential Real Estate	1,728	1,553	29	106	105	5
Commercial and Industrial	5,035	5,241	754	2,714	2,863	608
Consumer and Other	—	—	—	—	—	—
	17,744	17,762	7,135	11,626	11,624	6,043

Individually evaluated loans, Total:
Commercial Real Estate	11,368	11,398	6,352	11,241	11,084	5,430
Residential Real Estate	2,491	2,435	29	2,508	2,329	5
Commercial and Industrial	7,559	10,042	754	4,653	5,287	608
Consumer and Other	512	512	—	514	514	—
Construction	2,317	2,317	—	—	—	—
Total	$24,247	$26,704	$7,135	$18,916	$19,214	$6,043

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table summarizes additional information regarding individually evaluated loans by class for the three months ended March 31, 2023 and 2022.

(In thousands)	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$899	$—	$6,806	$32
Residential Real Estate	1,179	3	2,840	8
Commercial and Industrial	2,402	82	621	4
Consumer and Other	513	9	522	4
Construction	1,738	—	—	—
	6,731	94	10,789	48
With a related allowance recorded:
Commercial Real Estate	10,405	154	8,873	25
Residential Real Estate	1,352	1	1,328	21
Commercial and Industrial	4,052	43	2,738	2
Consumer and Other	18	—	165	1
	15,827	198	13,104	49
Individually evaluated loans, Total:
Commercial Real Estate	11,304	154	15,679	57
Residential Real Estate	2,531	4	4,168	29
Commercial and Industrial	6,454	125	3,359	6
Consumer and Other	531	9	687	5
Construction	1,738	—	—	—
Total	$22,558	$292	$23,893	$97
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 5.    Loans Held for Sale
Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of March 31, 2023, SBA loans held for sale was $6.9 million, consisting of $4.5 million SBA commercial real estate loans and $2.4 million SBA commercial and industrial loans, respectively. There were $5.2 million of SBA loans held for sale at December 31, 2022, consisting of $3.1 million SBA commercial and industrial loans and $2.1 million SBA commercial real estate loans. During the three months ended March 31, 2023 and 2022 , no SBA loans previously classified as held for sale were transferred to held for investment.
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
Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $47.5 million and $47.3 million at March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the servicing asset has a carrying value of $893,000 and $886,000, respectively, and fair value of $987,000 and $1.0 million, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the consolidated balance sheets.
The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2023 and 2022:

(In thousands)	Three Month Ended March 31,
	2023	2022
Beginning balance	$886	$584
Servicing rights capitalized	34	52
Servicing rights amortized	(11)	(8)
Servicing rights disposed	(16)	(2)
Ending balance	$893	$626

Note 6.    Business Combination, Goodwill and Other Intangible Assets
The Company completed its acquisition of Prime Bank in May 2018, and recorded goodwill balance was $1.1 million as of March 31, 2023 and December 31, 2022.
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
The Company did not perform an interim goodwill test in the first three months of 2023 as no events occurred which would trigger an impairment assessment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 7.    Deposits
The following table presents the balance of deposits held, by category as of March 31, 2023 and December 31, 2022.

(In thousands)	March 31, 2023	December 31, 2022
Non-interest bearing	$152,773	$269,636

Interest bearing:
Negotiable order of withdrawal accounts	29,316	34,440
Savings deposits	56,418	71,002
Money market deposits	306,474	211,000
Certificates of deposit, less than $250,000	162,734	165,793
Certificates of deposit, $250,000 or greater	43,664	59,877
Brokered deposits	105,089	48,698
Interest bearing, Total	703,695	590,810

Total Deposits	$856,468	$860,446
The prepaid debit card deposits are included in the non-interest-bearing deposits and money market deposits, which totaled approximately $176.2 million and $197.3 million as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$114,989	$33,040	$99,980	$248,009
More than 1 year through 2 years	23,955	9,368	4,858	38,181
More than 2 years through 3 years	9,911	1,256	251	11,418
More than 3 years through 4 years	488	—	—	488
More than 4 years through 5 years	13,391	—	—	13,391
	$162,734	$43,664	$105,089	$311,487

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Patriot entered into two initial interest rate swaps under the program in November 2018, and another two swaps were entered into in May 2019. As of March 31, 2023 and December 31, 2022, Patriot did not have any cash pledged for collateral on its interest rate swaps.
The Company did not recognize any net gain or loss in other noninterest income on the consolidated statements of operations during the three months ended March 31, 2023 and 2022.
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
Information about the valuation methods used to measure the fair value of derivatives is provided in Note 13 to the consolidated financial statements.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
March 31, 2023
Classified in Other Assets:
3rd party interest rate swap	$4,707	6.25	5.25%	1 Mo. LIBOR + 1.96%	$32
3rd party interest rate swap	1,354	6.26	4.38%	1 Mo. LIBOR + 2.00%	74

Classified in Other Liabilities:
Customer interest rate swap	$4,707	6.25	5.25%	1 Mo. LIBOR + 1.96%	$(32)
Customer interest rate swap	1,354	6.26	4.38%	1 Mo. LIBOR + 2.00%	(74)

December 31, 2022
Classified in Other Assets:
3rd party interest rate swap	$4,736	6.30	5.25%	1 Mo. LIBOR + 1.96%	$106
3rd party interest rate swap	1,363	6.50	4.38%	1 Mo. LIBOR + 2.00%	97

Classified in Other Liabilities:
Customer interest rate swap	$4,736	6.30	5.25%	1 Mo. LIBOR + 1.96%	$(106)
Customer interest rate swap	1,363	6.50	4.38%	1 Mo. LIBOR + 2.00%	(97)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 9.    Share-Based Compensation and Employee Benefit Plan
In 2011, the Company adopted the Patriot National Bancorp, Inc. 2012 Stock Plan (the “2012 Plan”). The 2012 Plan was amended in 2020 and renamed as the Patriot National Bancorp, Inc. 2020 Restricted Stock Award Plan (the “2020 Plan”). A copy of the 2020 Plan was filed as Exhibit 10.1 to the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on April 30, 2021. The 2020 Plan provides an incentive to directors and employees of the Company by the grant of restricted stock awards (“RSA”).On November 10, 2022, the Board of Directors approved the Amendment and Restatement of the 2020 Plan (the “Amended and Restated 2020 Plan”), which was approved and ratified by shareholders of the Company on December 14, 2022.
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of March 31, 2023, 234,617 shares of stock were available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.
The following is a summary of the status of the Company’s restricted shares and changes for the three months ended March 31, 2023 and 2022:

Three months ended March 31, 2023:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	22,660	$7.11
Unvested at March 31, 2023	22,660	$7.11

Three months ended March 31, 2022:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	21,468	$6.48
Unvested at March 31, 2022	21,468	$6.48
The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.
For the three months ended March 31, 2023, the Company recognized total share-based compensation expense of $23,000. The share-based compensation attributable to employees of Patriot amounted to $14,000. Included in share-based compensation expense attributable to Patriot’s external directors, were $9,000. The directors received total compensation of $55,000, which amounts are included in other operating expenses in the consolidated statements of operations.
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
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of March 31, 2023 amounted to $213,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.8 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three months ended March 31, 2023 and 2022, Patriot made matching contributions to the 401(k) Plan of $75,000 and $74,000, respectively.

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
The following table summarizes the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

(Net income in thousands)	Three Months Ended March 31,
	2023		2022
Basis earnings per share:
Net income attributable to Common shareholders	$(53)		$800
Divided by:
Weighted average shares outstanding	3,965,186		3,956,492

Basic earnings per common share	$(0.01)		$0.20

Diluted earnings per share:
Net income attributable to Common shareholders	$(53)		$800

Weighted average shares outstanding	3,965,186		3,956,492

Effect of potentially dilutive restricted common shares	—	(1)	9,510

Divided by:
Weighted average diluted shares outstanding	3,965,186		3,966,002

Diluted earnings per common share	$(0.01)		$0.20

(1)	The weighted average diluted shares outstanding does not include 491 anti-dilutive restricted common shares for the three months ended March 31, 2023.

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
Financial instruments with credit risk at March 31, 2023 and December 31, 2022 are as follows:

(In thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit:
Unused lines of credit	$125,357	$100,986
Undisbursed construction loans	10,122	12,000
Home equity lines of credit	14,736	26,878
Future loan commitments	55,150	14,365
Financial standby letters of credit	—	78
	$205,365	$154,307
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $700,000 and $8,000 as of March 31, 2023 and December 31, 2022, respectively, which is included in accrued expenses and other liabilities. The increase in allowance for credit loss in 2023 is primarily due to the adoption of CECL.
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
In September 2021, the Bank elected to adopt the CBLR framework. The Bank’s Tier 1 leverage ratio as of March 31, 2023 and December 31, 2022 was 9.25% and 9.27%, respectively, which satisfied the “greater than 9 percent” leverage ratio requirement under the CBLR framework. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.
The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at March 31, 2023 and December 31, 2022 are summarized as follows:

(In thousands)	March 31, 2023			December 31, 2022
Patriot Bank, N.A.	Amount	Ratio		Amount	Ratio
Tier 1 Leverage Capital (to average assets):
Actual	$98,496	9.25%		$100,267	9.27%
To be Well Capitalized	95,790	9.00%	(1)	97,388	9.00%	(1)
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
The three levels of the fair value hierarchy consist of:
Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the entity has the ability to access at the measurement date (such as active exchange-traded equity securities and certain U.S. and government agency debt securities).
Level 2 - Observable inputs other than quoted prices included in Level 1, such as:
–Quoted prices for similar assets or liabilities in active markets (such as U.S. agency and government sponsored mortgage-backed securities)
–Quoted prices for identical or similar assets or liabilities in less active markets (such as certain U.S. and government agency debt securities, and corporate and municipal debt securities that trade infrequently)
–Other inputs that are observable for substantially the full term of the asset or liability (i.e. interest rates, yield curves, prepayment speeds, default rates, etc.).
Level 3 - Valuation techniques that require unobservable inputs that are supported by little or no market activity and are significant to the fair value measurement of the asset or liability (such as pricing and discounted cash flow models that typically reflect management’s estimates of the assumptions a market participant would use in pricing the asset or liability).
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both March 31, 2023 and December 31, 2022 due to its short-term nature.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of March 31, 2023 and December 31, 2022:

(In thousands)		March 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$1,828	$1,828	$5,182	$5,182
Interest-bearing deposits due from banks	Level 1	58,424	58,424	33,311	33,311
Available-for-sale securities	Level 2	81,531	81,531	75,093	75,093
Available-for-sale securities	Level 3	10,205	10,205	9,427	9,427
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,673	2,673	2,627	2,627
Federal Home Loan Bank stock	Level 2	6,374	6,374	3,874	3,874
Loans receivable, net	Level 3	860,968	846,185	838,006	818,960
Loans held for sale	Level 2	6,882	7,471	5,211	5,534
SBA servicing assets	Level 3	893	987	886	1,013
Accrued interest receivable	Level 2	7,308	7,308	7,267	7,267
Interest rate swap receivable	Level 2	106	106	203	203

Financial assets, total		$1,041,642	$1,027,542	$985,537	$966,941

Financial Liabilities:
Demand deposits	Level 2	$152,773	$152,773	$269,636	$269,636
Savings deposits	Level 2	56,418	56,418	71,002	71,002
Money market deposits	Level 2	306,474	306,474	211,000	211,000
Negotiable order of withdrawal accounts	Level 2	29,316	29,316	34,440	34,440
Time deposits	Level 2	206,398	203,531	225,670	221,353
Brokered deposits	Level 1	105,089	104,362	48,698	47,684
FHLB borrowings	Level 2	150,000	149,075	85,000	83,853
Senior notes	Level 2	11,619	11,162	11,640	11,103
Subordinated debt	Level 2	9,847	9,758	9,840	9,680
Junior subordinated debt owed to unconsolidated trust	Level 2	8,130	8,130	8,128	8,128
Note payable	Level 3	533	504	585	544
Accrued interest payable	Level 2	771	771	585	585
Interest rate swap liability	Level 2	106	106	203	203

Financial liabilities, total		$1,037,474	$1,032,380	$976,427	$969,211
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
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of March 31, 2023 and December 31, 2022:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023:
U. S. Government agency and mortgage-backed securities	$—	$67,537	$—	$67,537
Corporate bonds	—	3,457	10,205	13,662
Subordinated notes	—	4,521	—	4,521
SBA loan pools	—	5,505	—	5,505
Municipal bonds	—	511	—	511
Available-for-sale securities	$—	$81,531	$10,205	$91,736

Interest rate swap receivable	$—	$106	$—	$106

Interest rate swap liability	$—	$106	$—	$106

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$—	$59,046	$—	$59,046
Corporate bonds	—	5,228	9,427	14,655
Subordinated notes	—	4,602	—	4,602
SBA loan pools	—	5,718	—	5,718
Municipal bonds	—	499	—	499
Available-for-sale securities	$—	$75,093	$9,427	$84,520

Interest rate swap receivable	$—	$203	$—	$203

Interest rate swap liability	$—	$203	$—	$203
Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.
As of March 31, 2023 and December 31, 2022, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three months ended March 31, 2023 and 2022, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The reconciliation of the beginning and ending balances during 2023 for Level 3 available-for-sale securities is as follows:

(In thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Level 3 fair value, beginning of year	$9,427	$13,180
Purchases	—	—
Realized gain (loss)	—	—
Unrealized gain (loss)	778	(1,943)
Transfers in and /or out of Level 3	—	—
Level 3 fair value, end of year	$10,205	$11,237
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2023:
Impaired loans, net	$17,112	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	987	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2022:
Impaired loans, net	$12,873	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	1,013	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
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
The estimated fair value amounts have been measured as of March 31, 2023 and December 31, 2022, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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
(1)changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities;
(2)the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities;
(3)the effect of changes in governmental monetary policy;
(4)the effect of changes in regulations applicable to the Company and the Bank and the conduct of its business;
(5)changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks;
(6)the ability of competitors that are larger than the Company to provide products and services which it is impracticable for the Company to provide;
(7)the state of the economy and real estate values in the Company’s market areas, and the consequent effect on the quality of the Company’s loans;
(8)demand for loans and deposits in our market area;
(9)recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company;
(10)other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company;
(11)the application of generally accepted accounting principles in the United States of America (“U.S. GAAP”), consistently applied;
(12)the fact that one period of reported results may not be indicative of future periods;
(13)the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and other such factors, including risk factors, as may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”);
(14)political, social, legal and economic instability, civil unrest, war, catastrophic events, acts of terrorism;
(15)possible future outbreaks of infectious diseases, including the ongoing novel coronavirus (COVID-19) outbreak;
(16)changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
(17)our ability to access cost-effective funding;
(18)our ability to implement and change our business strategies;
(19)changes in the quality or composition of our loan or investment portfolios;
(20)technological changes that may be more difficult or expensive than expected;
(21)our ability to manage market risk, credit risk and operational risk in the current economic environment;
(22)our ability to enter new markets successfully and capitalize on growth opportunities;
(23)changes in consumer spending, borrowing and savings habits;
(24)our ability to retain key employees;
(25)our compensation expense associated with equity allocated or awarded to our employees; and
(26)the premiums paid for the guaranteed portion of SBA loans by third party investors

The risks and uncertainties included here are not exhaustive. In addition to those included herein further information concerning our business, including additional factors that could materially affect our financial results, is included in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Further, it is not possible to assess the effect of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Critical Accounting Policies
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan and lease losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, the impairment of goodwill, the valuation of derivatives, and the valuation of servicing assets as certain of the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the 2022 Form 10-K for additional information.
Summary
The Company reported net loss of $53,000 ($0.01 basic and diluted loss per share) for the quarter ended March 31, 2023, compared to a net income of $800,000 ($0.20 basic and diluted earnings per share) for the quarter ended March 31, 2022.
The first quarter of 2023 financial results were adversely impacted by an elevated provision for credit losses of $1.3 million, compared to no provision for loan losses recorded for the first quarter of 2022 and the impact of lower net interest margin which was impacted by the higher funding costs resulting from the recent uncertainty in the banking sector.
The Bank reported steady quarterly loan growth of 3.6%, as compared to December 31, 2022. Net interest margin remained strong at 3.29%. The Bank continued executing its low-cost deposit gathering strategies to complement its branch franchise. This new funding silo has grown to $176.2 million as of March 31, 2023. The combination of timing events associated with the onboarding of new deposit channels and rate increases in the Bank’s steady state deposit funding has resulted in a decrease in net interest margin from the previous quarter. Net interest margin decreased 48bps from 3.77% reported in the fourth quarter of 2022, but increased 23bps from 3.06% for the first quarter of last year. The Bank’s prepaid debit card and deposit strategy programs are expected to increasingly become significant contributors to the Bank’s diversified funding sources.
During the first quarter of 2023, the Company grew both its loan book and its deposit base year-over-year, increased its net interest margin on a year-over-year basis, and increased loan loss reserves.The Bank’s strengths are evidenced by:
1) A diversified portfolio with no outsized exposures, ending the quarter split between Commercial loans, Non-Owner-Occupied CRE, and Consumer loans at 30%, 44% and 25%, respectively.
2) A highly conservative Non-Owner-Occupied CRE portfolio with a weighted average loan-to-value of 47%, and less than 9% of that portfolio attributable to office, land, or construction.
3) Minimal duration risk across all loans; 34% of the loan portfolio is tied to variable rates repricing in the next 1-3 months, and fixed rate loans have a weighted average term to rate reset of less than a year-and-a-half, so they will reprice if deposit costs continue to increase; and
4) A deposit base, supported by strong relationships, insulated from risk of flight, with 66% federally insured and 20% tied to the Bank’s prepaid vertical.

FINANCIAL CONDITION
Total assets increased $56.7 million to $1.1 billion as of March 31, 2023, compared to $1.0 billion at December 31, 2022, primarily due to the increases in cash of $21.8 million and loans receivable of $30.5 million as of March 31, 2023.
Cash and Cash Equivalents
Cash and cash equivalents increased from $38.5 million at December 31, 2022 to $60.3 million at March 31, 2023. The increased in 2023 reflected the intention to boost balance sheet liquidity in connection with recent uncertainty in the banking sector.
The following table is a summary of the Company’s investment securities portfolio, at fair value, at the dates shown:

	March 31,	December 31,	Increase /(Decrease)
(In thousands, except per share amounts)	2023	2022	($)	(%)

U. S. Government agency and mortgage-backed securities	$67,537	$59,046	$8,491	14.38%
Corporate bonds	13,662	14,655	(993)	-6.78%
Subordinated notes	4,521	4,602	(81)	-1.76%
SBA loan pools	5,505	5,718	(213)	-3.73%
Municipal bonds	511	499	12	2.40%
Total available-for-sale securities, at fair value	91,736	84,520	7,216	8.54%

Other investments, at cost	4,450	4,450	—	—%

Total investment securities	$96,186	$88,970	$7,216	8.11%
Total investments increased by $7.2 million, from $89.0 million at December 31, 2022 to $96.2 million at March 31, 2023. The increase in the three months ended March 31, 2023 was primarily attributable to an increase in purchase of available-for-sale securities of $8.3 million and the net unrealized gain of $1.7 million for the available-for-sale securities, associated with rising market interest rates. During the three months ended March 31, 2023, the Bank sold available-for-sale securities of $1.8 million and recognized a net gain of $24,000.
Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of March 31, 2023, and December 31, 2022:

(In thousands)	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$464,410	52.85%	$437,443	51.57%
Residential Real Estate	118,892	13.53%	124,140	14.63%
Commercial and Industrial	153,773	17.50%	138,787	16.36%
Consumer and Other	132,410	15.07%	141,091	16.63%
Construction	7,052	0.80%	4,922	0.58%
Construction to permanent - CRE	2,232	0.25%	1,933	0.23%
Loans receivable, gross	878,769	100.00%	848,316	100.00%
Allowance for credit losses	(17,801)		(10,310)
Loans receivable, net	$860,968		$838,006

The Company’s loan portfolio increased $30.5 million, from $848.3 million at December 31, 2022 to $878.8 million at March 31, 2023. The increase in loans was attributable to $48.5 million of new loan origination and $10.6 million in purchases of loans receivable which was partially offset by $26.3 million pay-down of the loans.
SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of March 31, 2023 and December 31, 2022, SBA loans included in the commercial and industrial loan were $21.8 million and $20.3 million, respectively. SBA loans included in the commercial real estate loans were $12.2 million and $12.2 million, respectively.
At March 31, 2023, the net loan to deposit ratio was 100.5% and the net loan to total assets ratio was 78.3%. At December 31, 2022, these ratios were 100.1% and 80.3%, respectively.
Allowance for Credit Losses
The Company adopted ASU 2016-13 on December 31, 2020, and has applied it retroactively to January 1, 2023. ASU 2016-13 requires the measurement of expected credit losses for financial assets, including loans and certain off-balance-sheet credit exposures, measured at amortized cost. See Note 2 - Summary of Significant Accounting Policies to the Company's financial statements for a description of the adoption of ASU 2016-13 and the Company's allowance methodology.
The allowance for credit losses on loans was $17.8 million as of March 31, 2023, compared to allowance for loans and lease losses of $10.3 million as of December 31, 2022. The increase in allowance was mainly due to the adoption of CECL methodology and the Company recorded a transition adjustment of $7.4 million effective January1, 2023. Based upon the overall assessment and evaluation of the loan portfolio at March 31, 2023, management believes $17.8 million in the allowance for credit losses, which represented 2.03% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio, and a provision for loan losses of $1.7 million was recorded for the three months ended March 31, 2023.

The following table provides detail of activity in the allowance for credit losses. During the three months ended March 31, 2023, the Company used the CECL methodology while the incurred loss methodology was used in prior years:

	Three Months Ended March 31,
(In thousands)	March 31, 2023	March 31, 2022
Balance at beginning of the period	$10,310	$9,905
Charge-offs:
Commercial and Industrial	(2)	(68)
Consumer and Other	(1,796)	(47)
Construction	—	(70)
Total charge-offs	(1,798)	(185)
Recoveries:
Residential Real Estate	—	1
Commercial and Industrial	7	15
Consumer and Other	173	1
Total recoveries	180	17

Net charge-offs	(1,618)	(168)

Impact of CECL adoption	7,371	—
Provision for credit losses	1,738	—
Balance at end of the period	$17,801	$9,737

Ratios:
Net charge-offs to average loans	0.19%	0.02%
Allowance for credit losses to total loans	2.03%	1.26%
The following table provides an allocation of allowance for credit losses by portfolio segment:

(In thousands)	March 31, 2023		December 31, 2022
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$9,809	52.85%	$6,966	51.57%
Residential Real Estate	853	13.53%	665	14.63%
Commercial and Industrial	1,799	17.50%	1,403	16.36%
Consumer and Other	5,272	15.07%	1,207	16.63%
Construction	21	0.80%	24	0.58%
Construction to permanent - CRE	47	0.25%	10	0.23%
Unallocated	—	N/A	35	N/A
Total Allowance for credit losses	$17,801	100.00%	$10,310	100.00%

Non-performing Assets
The following table presents non-performing assets as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Non-accruing loans:
Commercial Real Estate	$11,367	$11,241
Residential Real Estate	2,452	2,470
Commercial and Industrial	7,585	4,833
Consumer and Other	48	49
Construction	2,317	—
Total non-accruing loans	23,769	18,593

Loans past due over 90 days and still accruing	3,392	1,155
Total nonperforming assets	$27,161	$19,748

Nonperforming assets to total assets	2.47%	1.89%
Nonperforming loans to total loans, net	3.15%	2.36%
As of March 31, 2023, the $23.8 million of non-accrual loans was comprised of 33 borrowers, for which a specific reserve of $7.1 million was established. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
Loans held for sale
SBA loans held for sale totaled $6.9 million and $5.2 million as of March 31, 2023 and December 31, 2022, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at March 31, 2023, consisted of $4.5 million SBA commercial real estate and $2.4 million SBA commercial and industrial loans, respectively. SBA loans held for sale at December 31, 2022, consisted of $3.1 million SBA commercial and industrial loans and $2.1 million SBA commercial real estate, respectively.
Goodwill
The Company completed its acquisition of Prime Bank in May 2018 and recorded $1.1 million of goodwill after adjustments as of May 10, 2019. No further adjustment to the goodwill was made as of March 31, 2023.
The Company did not perform an interim goodwill test for the three months ended March 31, 2023 as no events occurred which would trigger an impairment assessment.
Deferred Taxes
Deferred tax assets were $17.4 million and $15.5 million at March 31, 2023 and December 31, 2022, respectively. Deferred tax assets consist predominately of state net operating losses, capitalized costs and allowances for loan losses.
The effective tax benefit rate for the three months ended March 31, 2023 was 26.39%, compared to the effective tax provision rate of 27.99% for the three months ended March 31, 2022. The Company’s effective rates for both periods was affected by states taxes and non-deductible expenses.
Patriot anticipates utilizing the state net operating loss carry forwards to reduce income taxes otherwise payable on current and future years taxable income.

Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and state net operating loss carry-forwards that do not begin to expire until the year of 2030. No valuation allowance was recorded as of March 31, 2023 and December 31, 2022. The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will not be realized, the valuation allowance will be adjusted.
Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	March 31,	December 31,	Increase/(Decrease)
	2023	2022	$	%
Non-interest bearing:
Non-interest bearing	$124,388	$118,541	$5,847	4.93%
Prepaid DDA	28,385	151,095	(122,710)	-81.21%
Total non-interest bearing	152,773	269,636	(116,863)	-43.34%

Interest bearing:
Negotiable order of withdrawal accounts	29,316	34,440	(5,124)	-14.88%
Savings	56,418	71,002	(14,584)	-20.54%
Money market	158,641	164,827	(6,186)	-3.75%
Money market - prepaid deposits	147,833	46,173	101,660	220.17%
Certificates of deposit, less than $250,000	162,734	165,793	(3,059)	-1.85%
Certificates of deposit, $250,000 or greater	43,664	59,877	(16,213)	-27.08%
Brokered deposits	105,089	48,698	56,391	115.80%
Total Interest bearing	703,695	590,810	112,885	19.11%

Total Deposits	$856,468	$860,446	$(3,978)	-0.46%

Total Prepaid deposits	$176,218	$197,268	$(21,050)	-10.67%

Total deposits excluding Prepaid deposits	$680,250	$663,178	$17,072	2.57%

Total uninsured deposits	$293,680	$343,980	$(50,299)	-14.62%
Uninsured deposits to total deposits	34.29%	39.98%
Uninsured deposits to total deposits excluding prepaid deposits	17.57%	22.35%
The Bank has expanded its deposit and funding mix over the past year, while reducing its aggregate cost of funds.
Borrowings
Total borrowings were $180.1 million and $115.2 million as of March 31, 2023 and December 31, 2022, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.

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
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. Outstanding advances from the FHLB-B increased from $85.0 million at December 31, 2022 to $150.0 million at March 31, 2023.
At March 31, 2023, the FHLB-B advances bore fixed rates of interest ranging from 2.40% to 4.95% with maturities ranging from 3 days to 1.47 years, and have a weighted average interest rate of 4.45%.
At March 31, 2023, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $290.6 million. Remaining unused borrowing capacity under this line totaled $38.1 million at March 31, 2023.
In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three months ended March 31, 2023 and 2021, no funds had been borrowed under the line of credit.
Interest expense incurred for the three months ended March 31, 2023 and 2022 were $1.4 million and $737,000, respectively.
Correspondent Bank - Line of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $24.5 million at both March 31, 2023 and December 31, 2022. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.
There was no outstanding balance under the agreements at March 31, 2023 and December 31, 2022. Interest expense incurred for the three months ended March 31, 2023 was $63,000 and none for three months ended March 31, 2022 .
Other Borrowing
Patriot has pledged eligible loans as collateral to support borrowing capacity at the Federal Reserve Bank of New York’s (“FRBNY”). As of March 31, 2023, the book value of the pledged loans totaled $17.6 million with a collateral value of $12.4 million. There was no outstanding balance under the FRBNY Borrower-in-Custody program at March 31, 2023.
Senior notes
On December 22, 2016, the Company issued $12 million of senior notes ("2016 Senior Notes") bearing interest at 7% per annum. On November 17, 2021, the original maturity date of the Senior Notes was extended from December 22, 2021 to June 30, 2022.
On June 22, 2022, the Company amended and restated the 2016 Senior Notes. The maturity date of the Senior Notes was further extended to December 31, 2022, and the interest rate increases from (i) 7% to 7.25% from July 1, 2022 until September 30, 2022 and (ii) from 7.25% to 7.50% thereafter. The Senior Notes can be repaid at any time without penalty.
On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate Senior Notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the Senior Notes, the Company incurred $381,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. The unamortized debt issuance cost of was deducted from the face amount of the Senior Notes included in the consolidated balance sheet.

The 2022 Senior Note Purchase Agreement contains certain customary representations, warranties, and covenants made by each of the Company and the Purchasers. The 2022 Senior Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The 2022 Senior Notes are not subject to redemption at the option of the holders. Principal and interest on the 2022 Senior Notes are subject to acceleration only in limited circumstances. The 2022 Senior Notes are an unsecured, unsubordinated obligation and ranks equally in right of payment to all of the Company’s existing and future unsecured indebtedness, liabilities and other obligations that are not subordinated in right of payment to the Senior Note, and will be effectively subordinated to any of the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness. The 2022 Senior Notes are the obligations of the Company only and are not obligations of, and are not guaranteed by, any of the Company’s affiliates. At March 31, 2023 and December 31, 2022, $381,000 and $360,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.
For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $290,000 and $210,000, respectively.
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
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At March 31, 2023 and December 31, 2022, $153,000 and $160,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.
For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $163,000 for both periods.
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
The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of March 31, 2023 and December 31, 2022, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $118,000 and $120,000, respectively, and accrued interest on the junior subordinated debentures was $11,000 and $9,000, respectively.

For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $163,000 and $71,000, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of March 31, 2023 and December 31, 2022, the note had a balance outstanding of $533,000 and $585,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.
For the three months ended March 31, 2023 and 2022, the Company recognized interest expense of $2,000 and $4,000, respectively.
Derivatives
As of September 30, 2022, Patriot had entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three months ended March 31, 2023 and 2022.
In April 2021, Patriot entered into a receive fixed/pay variable interest rate swap, which was designated as a cash flow hedge. The cash flow hedge interest rate swap contract was terminated in August 2021. No interest income was recognized during the three months ended March 31, 2023 and 2022.
Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.
Equity
Equity decreased $5.0 million, from $59.6 million at December 31, 2022 to $54.6 million at March 31, 2023, primarily due to a cumulative adjustment to the opening balance of accumulated deficit of $6.2 million upon adoption of CECL effective January 1, 2023, which was partially offset by a net unrealized holding gain for investment portfolio of $1.2 million.
Off-Balance Sheet Commitments
The Company’s off-balance sheet commitments, which primarily consist of commitments to lend, increased $51.1 million from $154.3 million at December 31, 2022 to $205.4 million at March 31, 2023.

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended March 31, 2023 and 2022:

(In thousands)	Three Months Ended March 31,
	March 31, 2023			March 31, 2022
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$860,291	$12,550	5.92%	$748,256	$7,664	4.15%
Investments	99,699	815	3.27%	103,325	635	2.46%
Cash equivalents and other	27,613	281	4.13%	39,728	21	0.21%

Total interest earning assets	987,603	13,646	5.60%	891,309	8,320	3.79%

Cash and due from banks	5,381			12,940
Allowance for loan losses	(17,033)			(9,883)
Other assets	68,553			63,854

Total Assets	$1,044,504			$958,220

Liabilities
Interest bearing liabilities:
Deposits	$624,427	$3,579	2.32%	$528,892	$409	0.31%
Borrowings	130,667	1,373	4.26%	95,234	737	3.14%
Senior notes	11,620	290	9.98%	12,000	210	7.00%
Subordinated debt	17,971	326	7.36%	17,933	234	5.29%
Note Payable and other	1,738	65	15.17%	757	4	2.14%

Total interest bearing liabilities	786,423	5,633	2.90%	654,816	1,594	0.99%

Demand deposits	191,012			227,074
Other liabilities	11,961			9,905

Total Liabilities	989,396			891,795

Shareholders' equity	55,108			66,425

Total Liabilities and Shareholders' Equity	$1,044,504			$958,220

Net interest income		$8,013			$6,726

Interest margin			3.29%			3.06%
Interest spread			2.70%			2.80%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023 compared to 2022
(In thousands)	Increase/(Decrease)
	Volume	Rate	Total
Interest Earning Assets:
Loans	$1,042	$3,844	$4,886
Investments	(18)	198	180
Cash equivalents and other	(7)	267	260

Total interest earning assets	1,017	4,309	5,326

Interest bearing liabilities:
Deposit	165	3,005	3,170
Borrowings	274	362	636
Senior notes	(6)	86	80
Subordinated debt	1	91	92
Note payable and other	61	—	61

Total interest bearing liabilities	495	3,544	4,039

Net interest income	$522	$765	$1,287

Results of Operations
For the three months ended March 31, 2023, interest income and dividend income was $13.6 million, which increased $5.3 million or 64.0% as compared to $8.3 million for the quarter ended March 31, 2022. Total interest expense was $5.6 million for the three months ended March 31, 2023, which increased $4.0 million as compared to $1.6 million for the quarter ended March 31, 2022. Net interest income was $8.0 million for the quarter ended March 31, 2023, which increased $1.3 million or 19.1% from $6,726 for the quarter ended March 31, 2022.
The 2023 increase in net interest income was primarily due to increase in average loan balances accompanied by an increase in net interest margin as rates earned on interest bearing assets increased at a faster pace than the rates paid on interest bearing liabilities. The improvement in net interest income and margin was also due to the growth in the Bank’s prepaid card business, which resulted in a significant growth in average deposits.
The net interest margin showed continued improvement, with an increase to 3.29% for the quarter ended March 31, 2023, compared with 3.06% for the quarter March 31, 2022. Compared with the quarter ended December 31, 2022, interest margins declined as the cost of deposits increased due to the significant rise in market interest rates.

Provision for Loan Losses
Effective January 1, 2023, the Company adopted the CECL new accounting standard. For the three months ended March 31, 2023, provision for credit losses totaled $1.3 million, of which $1.7 million provision was related to loans and a credit of $402,000 was related to the off-balance-sheet exposures. No provision of loan losses was recorded for for the quarter ended March 31, 2022.
Non-interest income
Non-interest income for the three months ended March 31, 2023 was $835,000, compared to $814,000 for the three months ended March 31, 2022. The increase was primarily attributable to increased gains on sales of SBA loans along with higher non-interest income from the prepaid card program in 2023.
Non-interest expense
Non-interest expense for the three months ended March 31, 2023 increased to $7.6 million, compared to $6.4 million for the three months ended March 31, 2022. The increase in the first quarter of 2023 was primarily due to increase in salaries and benefits due to staffing increases needed to support continuing business initiatives.
Provision for income taxes
The Company reported a benefit for income taxes of $19,000 for the three months ended March 31, 2023, compared to a provision for income taxes of $311,000 for the three months ended March 31, 2022.

Liquidity
The Company’s balance sheet liquidity was 7.8% of total assets at March 31, 2023, compared to 9.3% at December 31, 2022. Liquidity including readily available off-balance sheet funding sources was 13.2% of total assets at March 31, 2023, compared to 18.0% at December 31, 2022. The readily available liquidity ratio remained well above the Company's 10% policy minimum.
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

Capital
In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk-based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. In September 2021, the Bank adopted the CBLR framework. The Bank’s Tier 1 leverage ratio as of March 31, 2023 and December 31, 2022 was 9.25% and 9.27%, respectively, which is above the well-capitalized required level of 9.0%.
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
The tables below set forth examples of changes in estimated net interest income and the estimated net portfolio value based on projected scenarios of interest rate increases and decreases. The analyses indicate the rate risk embedded in the Company’s portfolio at the dates indicated should all interest rates instantaneously rise or fall. The results of these changes are added to or subtracted from the base case; however, there are certain limitations to these types of analyses. Rate changes are rarely instantaneous and these analyses may therefore overstate the impact of short-term repricings. In certain low interest rate environments, the calculated effects of the 100 and 200 basis point downward shocks cannot absolutely reflect the risk to earnings and equity, since the interest rates on certain balance sheet items have approached their minimums. Therefore, it is not possible for the analyses to fully measure the true impact of these downward shocks.

	Net Portfolio Value - Performance Summary
(In thousands)	As of March 31, 2023			As of December 31, 2022
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$102,750	$(23,099)	(18.35)%	$146,888	$(15,357)	(9.47)%
+100	117,479	(8,370)	(6.65)%	157,368	(4,877)	(3.01)%
BASE	125,849	—	—	162,245	—	—
-100	130,528	4,679	3.72%	163,472	1,227	0.76%
-200	124,738	(1,111)	(0.88)%	155,386	(6,859)	(4.23)%

	Net Interest Income - Performance Summary
(In thousands)	March 31, 2023			December 31, 2022
Projected Interest Rate Scenario	Estimated Value	Change from Base	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$39,636	$(3,040)	(7.12)%	$46,131	$(1,177)	(2.49)%
+100	41,363	(1,313)	(3.08)%	46,938	(370)	(0.78)%
BASE	42,676	—	—	47,308	—	—
-100	44,132	1,456	3.41%	47,657	349	0.74%
-200	45,171	2,495	5.85%	46,747	(561)	(1.19)%

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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
*The certification is being furnished and shall not be deemed filed.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2023	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer

	By:	/s/ David Lowery
David Lowery
President and Chief Executive Officer