Form 10-Q
period 2023-06-30
PATRIOT NATIONAL BANCORP INC
filed 2023-08-10
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 10, 2023, there were 3,965,186 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,320	$5,182
Interest bearing deposits	68,489	33,311
Total cash and cash equivalents	70,809	38,493
Investment securities:
Available-for-sale securities, at fair value	90,547	84,520
Other investments, at cost	4,450	4,450
Total investment securities	94,997	88,970

Federal Reserve Bank stock, at cost	2,523	2,627
Federal Home Loan Bank stock, at cost	8,072	3,874
Loans receivable (net of allowance for credit losses: 2023: $16,858 and 2022: $10,310)	913,876	838,006
Loans held for sale	5,860	5,211
Accrued interest and dividends receivable	7,628	7,267
Premises and equipment, net	30,262	30,641
Deferred tax asset	18,169	15,527
Goodwill	1,107	1,107
Core deposit intangible, net	226	249
Other assets	9,202	11,387
Total assets	$1,162,731	$1,043,359

Liabilities
Deposits:
Noninterest bearing deposits	$127,817	$269,636
Interest bearing deposits	735,562	590,810
Total deposits	863,379	860,446

Federal Home Loan Bank and correspondent bank borrowings	207,000	85,000
Senior notes, net	11,653	11,640
Subordinated debt, net	9,854	9,840
Junior subordinated debt owed to unconsolidated trust, net	8,132	8,128
Note payable	481	585
Advances from borrowers for taxes and insurance	3,094	886
Accrued expenses and other liabilities	6,693	7,251
Total liabilities	1,110,286	983,776

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of June 30, 2023: 4,038,927 shares issued; 3,965,186 shares outstanding; As of December 31, 2022: 4,038,927 shares issued; 3,965,186 shares outstanding.	106,611	106,565
Accumulated deficit	(38,127)	(31,337)
Accumulated other comprehensive loss	(16,039)	(15,645)
Total shareholders' equity	52,445	59,583
Total liabilities and shareholders' equity	$1,162,731	$1,043,359
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$14,052	$9,044	$26,602	$16,708
Interest on investment securities	687	510	1,367	1,080
Dividends on investment securities	171	65	306	130
Other interest income	399	68	680	89
Total interest and dividend income	15,309	9,687	28,955	18,007

Interest Expense
Interest on deposits	5,248	757	8,827	1,166
Interest on Federal Home Loan Bank and correspondent bank borrowings	1,723	747	3,159	1,484
Interest on senior debt	289	210	579	420
Interest on subordinated debt	333	251	659	485
Interest on note payable	3	2	5	6
Total interest expense	7,596	1,967	13,229	3,561

Net interest income	7,713	7,720	15,726	14,446

Provision for credit losses	1,231	275	2,567	275

Net interest income after provision for credit losses	6,482	7,445	13,159	14,171

Non-interest Income
Loan application, inspection and processing fees	121	89	244	176
Deposit fees and service charges	74	60	142	124
Gains on sales of loans	85	301	166	509
Rental income	105	132	224	324
Gain on sale of investment securities	—	—	24	—
Other income	444	216	864	479
Total non-interest income	829	798	1,664	1,612

Non-interest Expense
Salaries and benefits	4,661	3,763	8,928	7,109
Occupancy and equipment expense	839	881	1,723	1,717
Data processing expense	316	283	610	613
Professional and other outside services	727	559	1,641	1,348
Project expenses, net	66	29	93	81
Advertising and promotional expense	77	73	162	141
Loan administration and processing expense	103	42	154	147
Regulatory assessments	317	179	499	353
Insurance expense, net	68	76	145	153
Communications, stationary and supplies	241	139	432	274
Other operating expense	648	478	1,260	995
Total non-interest expense	8,063	6,502	15,647	12,931

(Loss) income before income taxes	(752)	1,741	(824)	2,852

(Benefit) provision for income taxes	(206)	476	(225)	787

Net (loss) income	$(546)	$1,265	$(599)	$2,065

Basic (loss) earnings per share	$(0.14)	$0.32	$(0.15)	$0.52
Diluted (loss) earnings per share	$(0.14)	$0.32	$(0.15)	$0.52
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net (loss) income	$(546)	$1,265	$(599)	$2,065
Other comprehensive (loss) income

Unrealized holding loss on securities	(2,211)	(5,614)	(507)	(13,003)
Income tax effect	570	1,448	131	3,355
Reclassification for realized gain on sale of investment securities	—	—	(24)	—
Income tax effect	—	—	6	—
Total securities available-for-sale	(1,641)	(4,166)	(394)	(9,648)

Comprehensive loss	$(2,187)	$(2,901)	$(993)	$(7,583)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at March 31, 2023	3,965,186	$106,588	$(37,581)	$(14,398)	$54,609
Comprehensive loss:
Net loss	—	—	(546)	—	(546)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(1,641)	(1,641)
Total comprehensive loss	—	—	(546)	(1,641)	(2,187)
Share-based compensation expense	—	23	—	—	23
Balance at June 30, 2023	3,965,186	$106,611	$(38,127)	$(16,039)	$52,445

	Three Months Ended June 30, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at March 31, 2022	3,956,492	$106,500	$(36,698)	$(7,119)	$62,683
Comprehensive income (loss):
Net income	—	—	1,265	—	1,265
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(4,166)	(4,166)
Total comprehensive income (loss)	—	—	1,265	(4,166)	(2,901)
Share-based compensation expense	—	20	—	—	20
Vesting of restricted stock	777	—	—	—	—
Balance at June 30, 2022	3,957,269	$106,520	$(35,433)	$(11,285)	$59,802

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Six Months Ended June 30, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2023	3,965,186	$106,565	$(31,337)	$(15,645)	$59,583
Transition adjustment related to adoption of ASC 326, net of tax	—	—	(6,191)	—	(6,191)
Comprehensive loss:
Net loss	—	—	(599)	—	(599)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(394)	(394)
Total comprehensive loss	—	—	(599)	(394)	(993)
Share-based compensation expense	—	46	—	—	46
Balance at June 30, 2023	3,965,186	$106,611	$(38,127)	$(16,039)	$52,445

	Six Months Ended June 30, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2022	3,956,492	$106,479	$(37,498)	$(1,637)	$67,344
Comprehensive income (loss):
Net income	—	—	2,065	—	2,065
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(9,648)	(9,648)
Total comprehensive income (loss)	—	—	2,065	(9,648)	(7,583)
Share-based compensation expense	—	41	—	—	41
Vesting of restricted stock	777	—	—	—	—
Balance at June 30, 2022	3,957,269	$106,520	$(35,433)	$(11,285)	$59,802
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(599)	$2,065

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization and accretion of investment premiums and discounts, net	(52)	(13)
Amortization and accretion of purchase loan premiums and discounts, net	1,227	1,245
Amortization of debt issuance costs	87	18
Amortization of core deposit intangible	23	23
Amortization of servicing assets of sold SBA loans	62	30
Provision for credit losses	2,567	275
Depreciation and amortization	615	653
Gain on sales of available-for-sale securities	(24)	—
Share-based compensation	46	41
(Increase) decrease in deferred income taxes, net	(231)	591
Originations of SBA loans held for sale	(3,578)	(11,305)
Proceeds from sale of SBA loans held for sale	3,095	7,315
Gains on sale of SBA loans held for sale, net	(166)	(509)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(361)	95
Decrease (increase) in other assets	1,984	(712)
Decrease in accrued expenses and other liabilities	(899)	(2,053)
Net cash provided by (used in) operating activities	3,796	(2,241)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	1,780	3,600
Principal repayments on available-for-sale securities	2,153	3,819
Purchases of available-for-sale securities	(10,415)	(3,039)
Redemptions of Federal Reserve Bank stock	104	81
Purchases of Federal Home Loan Bank stock	(4,198)	(290)
Origination of loans receivable	(132,611)	(138,414)
Purchases of loans receivable	(16,443)	(98,720)
Payments received on loans receivable	61,343	115,960
Purchases of premises and equipment	(230)	(270)
Net cash used in investing activities	(98,517)	(117,273)

Cash Flows from Financing Activities:
Increase in deposits, net	2,933	98,221
Increase in FHLB and correspondent bank borrowings	122,000	10,000
Principal repayments of note payable	(104)	(102)
Decrease in advances from borrowers for taxes and insurance	2,208	1,866
Net cash provided by financing activities	127,037	109,985

Net increase (decrease) in cash and cash equivalents	32,316	(9,529)

Cash and cash equivalents at beginning of period	38,493	47,045

Cash and cash equivalents at end of period	$70,809	$37,516

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Six Months Ended June 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,609	$3,482
Cash paid for income taxes	44	102

Non-cash transactions:
Capitalized servicing assets	$58	$131

Transfers of loans held for sale to loans receivable	$—	$72

Operating lease right-of-use assets	16	80

Decrease in interest rate swaps	41	(637)

Capital raise deferred costs	—	1,094

Expected credit loss for loans - ASC 326 adoption	7,371	—
Expected credit loss for unfunded loan commitments - ASC 326 adoption	1,094	—
Deferred tax assets - ASC 326 adoption	(2,274)	—
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
The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for credit losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, the impairment of goodwill, the valuation of derivatives, and the valuation of servicing assets as certain of the Company’s more significant accounting policies and estimates, in that they are critical to the presentation of the Company’s consolidated financial condition and results of operations. As they concern matters that are inherently uncertain, these estimates require management to make subjective and complex judgments in the preparation of the Company’s Consolidated Financial Statements.
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the remainder of 2023.
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
Allowance for Credit Losses (“ACL”) and Impairment of Debt Securities
As described below under Recently Adopted Accounting Pronouncements, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, Accounting Standard Codification (“ASC”) 326, effective January 1, 2023.
Impairment of Debt Securities Available for Sale
For available-for-sale debt securities in an unrealized loss position, the Company will first assess whether i) it intends to sell or ii) it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either case is applicable, any previously recognized allowances are charged off and the debt security’s amortized cost is written down to fair value through income. If neither case is applicable, the debt security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the debt security by a rating agency and any adverse conditions specifically related to the debt security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the debt security are compared to the amortized cost basis of the debt security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through allowance for credit losses is recognized in other comprehensive income, net of tax.
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
The Company evaluates loans with similar risk characteristics in pools using a probability of default/loss given default ("PD/LGD") method. Unlike the previous allowance for loan losses approach, which applied historical loss rates to similar loan pools, the current expected credit loss ("CECL") methodology forecasts the probability of default, loss given default, and exposure at default for loans in a given pool over their remaining life. This allows the Company to derive an ACL that can absorb estimated losses over the remaining life of the portfolio.
Qualitative factors play a greatly diminished role under the Company's CECL framework as reserve rates for the model in use are influenced by change in: real domestic Gross Domestic Product ("GDP"); State of Connecticut unemployment rate; New York Fed recession indicator; CoStar composite index; New York Case Schiller index; Coincident activity index; Michigan consumer activity index; S&P's BBB credit spreads; the Company's loan delinquencies and charge off data.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
ACL – Unfunded Loan Commitments
The ACL for unfunded loan commitments represents expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if the Company has the unconditional right to cancel the obligation. The ACL for unfunded loan commitments is reported as a component of other liabilities within the Consolidated Balance Sheets. Adjustments to the ACL for unfunded loan commitments are reported in the Consolidated Statements of Operations as a component of provision for credit losses.
Recently Issued Accounting Standards
New Accounting Standards Adopted in 2023
ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The ASU changes the methodology for measuring credit losses on financial instruments measured at amortized cost to a CECL model. Under the CECL model, entities are required to estimate credit losses over the entire contractual term of a financial instrument from the date of initial recognition of the instrument. The ASU also changes the existing impairment model for available-for-sale debt securities. In cases where there is neither the intent nor a more-likely-than-not requirement to sell the debt security, an entity should record credit losses as an allowance rather than a direct write-down of the amortized cost basis. Additionally, ASU 2016-13 notes that credit losses related to available-for-sale debt securities and purchased credit impaired loans should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, which amended the effective date of ASU 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, and delayed the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a small reporting company, the delay was applicable to the Company. The Company adopted ASU 2016-13 effective January 1, 2023. This resulted in the Company recording an increase to the allowance for credit losses of $7.4 million and an increase to reserve for unfunded loan commitments of $1.1 million (which is included in other liabilities on the Company’s Consolidated Balance Sheets), and a cumulative-effect adjustment to increase the opening balance of accumulated deficit of $6.2 million, net of $2.3 million tax at the date of adoption.
ASU 2020-02
In January 2020, the FASB issued ASU No. 2020-02, Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). This ASU adds and amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. The Company adopted ASU 2016-13 and ASU 2020-02 effective January 1, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
ASU 2020-03
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU clarifies various financial instruments topics, including the CECL standard issued in 2016. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Other amendments are effective upon issuance of this ASU. See the discussion regarding the adoption of ASU 2016-13 above.
ASU 2022-02
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings ("TDR") and Vintage Disclosures. ASU 2022-02 updates guidance in Topic 326, to eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty and to require entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted if an entity has adopted the amendments in ASU 2016-03, including adoption in an interim period. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of this guidance did not have any material impact on the Company's Consolidated Financial Statements.
ASU 2022-06
On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU defers the sunset date of the temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of the anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. In response to the United Kingdom’s Financial Conduct Authority's extension of the cessation date of LIBOR in the United States to June 30, 2023, the FASB has deferred the expiration date of these optional expedients to December 31, 2024. The ASU became effective upon issuance and affords the Company an extended period to utilize the currently available optional expedients related to the accounting for contract modifications and hedging transactions as a result of the anticipated transition away from the use of LIBOR and other inter-bank offered rates. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3.    Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at June 30, 2023 and December 31, 2022 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2023:
U. S. Government agency and mortgage-backed securities	$82,192	$63	$(15,007)	$67,248
Corporate bonds	18,002	—	(4,747)	13,255
Subordinated notes	5,000	—	(764)	4,236
SBA loan pools	6,409	—	(1,083)	5,326
Municipal bonds	560	—	(78)	482
Total available-for-sale securities	$112,163	$63	$(21,679)	$90,547

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$73,480	$—	$(14,434)	$59,046
Corporate bonds	19,773	7	(5,125)	14,655
Subordinated notes	5,000	—	(398)	4,602
SBA loan pools	6,791	—	(1,073)	5,718
Municipal bonds	561	—	(62)	499
Total available-for-sale securities	$105,605	$7	$(21,092)	$84,520
The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of June 30, 2023 and December 31, 2022:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
June 30, 2023:
U. S. Government agency and mortgage-backed securities	$18,306	$(1,077)	$46,807	$(13,930)	$65,113	$(15,007)
Corporate bonds	—	—	13,255	(4,747)	13,255	(4,747)
Subordinated notes	2,543	(457)	1,693	(307)	4,236	(764)
SBA loan pools	1,276	(13)	4,050	(1,070)	5,326	(1,083)
Municipal bonds	—	—	482	(78)	482	(78)
Total available-for-sale securities	$22,125	$(1,547)	$66,287	$(20,132)	$88,412	$(21,679)

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$11,126	$(633)	$47,920	$(13,801)	$59,046	$(14,434)
Corporate bonds	1,959	(64)	10,934	(5,061)	12,893	(5,125)
Subordinated notes	4,602	(398)	—	—	4,602	(398)
SBA loan pools	1,437	(12)	4,280	(1,061)	5,717	(1,073)
Municipal bonds	—	—	498	(62)	498	(62)
Total available-for-sale securities	$19,124	$(1,107)	$63,632	$(19,985)	$82,756	$(21,092)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2023 and December 31, 2022, forty-nine of fifty and forty-six of forty-seven available-for-sale securities had unrealized losses with an aggregate decline of (19.7)% and (20.3)% from the amortized cost of those securities, respectively.
At June 30, 2023, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
With regard to U.S. mortgage-backed securities and municipal bonds issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities.
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of June 30, 2023, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities at June 30, 2023. All debt securities in an unrealized loss position as of June 30, 2023 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of June 30, 2023 and December 31, 2022, available-for-sale securities of $70.3 million and $30.8 million, respectively, were pledged to the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the FHLB and municipal deposits.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of June 30, 2023 and December 31, 2022. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
June 30, 2023:
Corporate bonds	$2,007	$15,995	$—	$18,002	$1,855	$11,400	$—	$13,255
Subordinated notes	3,000	2,000	—	5,000	2,543	1,693	—	4,236
SBA loan pools	—	1,289	5,120	6,409	—	1,276	4,050	5,326
Municipal bonds	154	406	—	560	139	343	—	482
Available-for-sale securities with stated maturity dates	5,161	19,690	5,120	29,971	4,537	14,712	4,050	23,299
U. S. Government agency and mortgage-backed securities	—	5,237	76,955	82,192	—	4,134	63,114	67,248
Total available-for-sale securities	$5,161	$24,927	$82,075	$112,163	$4,537	$18,846	$67,164	$90,547

December 31, 2022:
Corporate bonds	$3,778	$15,995	$—	$19,773	$3,721	$10,934	$—	$14,655
Subordinated notes	3,000	2,000	—	5,000	2,830	1,772	—	4,602
SBA loan pools	—	1,449	5,342	6,791	—	1,438	4,280	5,718
Municipal bonds	154	407	—	561	139	360	—	499
Available-for-sale securities with stated maturity dates	6,932	19,851	5,342	32,125	6,690	14,504	4,280	25,474
U. S. Government agency and mortgage-backed securities	—	5,276	68,204	73,480	—	4,129	54,917	59,046
Total available-for-sale securities	$6,932	$25,127	$73,546	$105,605	$6,690	$18,633	$59,197	$84,520
During the six months ended June 30, 2023, the Company purchased $10.4 million U.S. Government agency mortgage-backed securities and sold $1.8 million available-for-sale securities and recognized a net gain on sale of $24,000. During the six months ended June 30, 2022, the Company purchased $2.0 million corporate bonds and $1.0 million subordinated notes, and did not sell any available-for-sale securities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4.    Loans Receivable and Allowance for Credit Losses
As of June 30, 2023 and December 31, 2022, loans receivable, net, consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Loan portfolio segment:
Commercial Real Estate	$511,655	$437,443
Residential Real Estate	116,454	124,140
Commercial and Industrial	171,574	138,787
Consumer and Other	123,063	141,091
Construction	5,525	4,922
Construction to Permanent - CRE	2,463	1,933
Loans receivable, gross	930,734	848,316
Allowance for credit losses	(16,858)	(10,310)
Loans receivable, net	$913,876	$838,006
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
During the three and six months ended June 30, 2023, Patriot did not purchase any commercial real estate loans. There were zero and $20.7 million commercial real estate loans purchased during the three and six months ended June 30, 2022, respectively.

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
During the three and six months ended June 30, 2023 and 2022, Patriot did not purchase any residential real estate loans.
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
Patriot’s syndicated and leveraged loan portfolio totaled $5.8 million at both June 30, 2023 and December 31, 2022. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
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
The Company has purchased unsecured consumer loans from a third party which are higher yielding loans of 2-5 year terms that are expected to incur an increased level of charge-offs. Loans outstanding under this program at June 30, 2023 and December 31, 2022 totaled $68.3 million and $78.9 million, respectively. Loans purchased under this program totaled $4.3 million and $13.6 million for three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, the Bank purchased $32.0 million and $50.4 million unsecured consumer loans, respectively.
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
During the three and six months ended June 30, 2023, Patriot purchased home equity line of credit loans (“HELOC”) of $1.5 million. During the three and six months ended June 30, 2022, the Bank purchased HELOC loans of $27.7 million.

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
Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and financial strength of the builder, the type and location of the property, and other factors. Construction loans tend to be personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by an inability to complete construction, a downturn in the market for new construction, by a significant increase in interest rates, or by decline in general economic conditions. The construction loans outstanding at June 30, 2023 and December 31, 2022 totaled $5.5 million and $4.9 million, respectively.
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
SBA Loans
Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $32.8 million and $32.5 million as of June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023 and 2022, no SBA loans previously classified as held for sale were transferred to held for investment.
Small Business Administration Paycheck Protection Program
Under the Paycheck Protection Program of the CARES Act, small business loans were authorized to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans. The Bank participated in the SBA’s Paycheck Protection Program in 2021. Paycheck Protection Program loans totaled $135,000 and $157,000 as of June 30, 2023 and December 31, 2022, respectively, which are included in the commercial and industrial loan classifications.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
As described in Note 2, “Summary of Significant Accounting Policies,” the Company adopted ASU 2016-13 on January 1, 2023, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology, the ACL is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.
The Company estimates expected credit losses for pooled loans using a modeling method that incorporates probability of default and loss given default. The PD model employs a quarterly risk-rating transition method to estimate the probability of default by simulating loan downgrades and assigning increasing default probabilities to each loan. This captures the likelihood that borrowers will be unable to repay their loans according to the original terms. The LGD calculation considers characteristics such as collateral value and vintage, underlying collateral characteristics (e.g., CRE vs. residential, owner-occupied vs. investment), and other relevant underwriting characteristics.
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
The Company maintains an ACL for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $484,000 at June 30, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the three and six months ended June 30, 2023 and allowance for loan and lease losses for three and six months ended June 30, 2022:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three Months Ended June 30, 2023
Allowance for credit losses:
March 31, 2023	$9,809	$853	$1,799	$5,272	$21	$47	$—	$17,801
Charge-offs	—	—	(4)	(2,516)	(150)	—	—	(2,670)
Recoveries	—	11	9	260	—	—	—	280
Provisions (credits)	230	163	(131)	1,019	162	4	—	1,447	(1)
June 30, 2023	$10,039	$1,027	$1,673	$4,035	$33	$51	$—	$16,858

Three Months Ended June 30, 2022
Allowance for loan and lease losses:
March 31, 2022	$4,889	$1,512	$2,860	$319	$56	$9	$92	$9,737
Charge-offs	—	—	—	(100)	—	—	—	(100)
Recoveries	—	—	11	6	—	—	—	17
Provisions (credits)	91	(117)	(555)	838	2	6	10	275
June 30, 2022	$4,980	$1,395	$2,316	$1,063	$58	$15	$102	$9,929
The allowance and provision for the three and six months ended June 30, 2023 are not comparable to prior periods due to the adoption of CECL.
(1) The provision on credit losses for three months ended June 30, 2023 does not include the credit on unfunded loan commitments of $216,000 for the three months ended June 30, 2023.

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Six Months Ended June 30, 2023
Allowance for credit losses:
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
Impact of ASC 326 Adoption	1,626	189	219	5,347	(4)	29	(35)	7,371
Charge-offs	—	—	(6)	(4,312)	(150)	—	—	(4,468)
Recoveries	—	11	16	433	—	—	—	460
Provisions	1,447	162	41	1,360	163	12	—	3,185	(2)
June 30, 2023	$10,039	$1,027	$1,673	$4,035	$33	$51	$—	$16,858

Six Months Ended June 30, 2022
Allowance for loan and lease losses:
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
Charge-offs	—	—	(68)	(147)	(70)	—	—	(285)
Recoveries	—	1	26	7	—	—	—	34
(Credits) provisions	(83)	(306)	(174)	950	50	(26)	(136)	275
June 30, 2022	$4,980	$1,395	$2,316	$1,063	$58	$15	$102	$9,929
(2) The provision on credit losses for six months ended June 30, 2023 does not include the credit on unfunded loan commitments of $618,000.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of June 30, 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
June 30, 2023
Allowance for credit losses:
Individually evaluated for impairment	$6,387	$196	$719	$—	$—	$—	$—	$7,302
Collectively evaluated for impairment	3,652	831	954	4,035	33	51	—	9,556
Total allowance for credit losses	$10,039	$1,027	$1,673	$4,035	$33	$51	$—	$16,858

Loans receivable, gross:
Individually evaluated for impairment	$11,368	$2,355	$6,582	$—	$—	$—	$—	$20,305
Collectively evaluated for impairment	500,287	114,099	164,992	123,063	5,525	2,463	—	910,429
Total loans receivable, gross	$511,655	$116,454	$171,574	$123,063	$5,525	$2,463	$—	$930,734
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
Charge-offs of loans to reduce the loan to its recoverable value that are solely collateral dependent generally occur upon confirmation of the partial loss amount, but may be deferred in certain cases until the credit moves from doubtful to a partial or full loss classification. Loans that are cash flow dependent are modeled to reflect the expected cash flows through expected loan maturity, including any proceeds from refinancing or principal curtailment. A specific reserve is established for the amount by which the net investment in the loan exceeds the present value of discounted cash flows. If either type of loan is classified as "full loss”, meaning full loss on the loan is expected, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold. In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” and “Closed-end” credits are charged off when 180 days and 90 days delinquent, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize loan amortized cost by vintage, credit quality indicator and class of loans based on year of origination:

	Term of Loans by Origination
As of June 30, 2023:	2023	2022	2021	2020	2019	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$94,387	$157,102	$129,284	$3,728	$30,112	$69,815	$—	$484,428
Special mention	—	—	—	—	550	—	—	550
Substandard	—	—	—	—	21,296	5,381	—	26,677
	94,387	157,102	129,284	3,728	51,958	75,196	—	511,655
Residential Real Estate:
Pass	18	1,267	3,297	12,081	15,897	80,192	528	113,280
Special mention	—	—	—	—	—	609	—	609
Substandard	—	—	—	—	—	2,565	—	2,565
	18	1,267	3,297	12,081	15,897	83,366	528	116,454
Commercial and Industrial:
Pass	1,470	15,000	24,677	8,312	8,908	7,810	97,560	163,737
Special mention	11	—	—	—	513	11	—	535
Substandard	—	732	938	—	4,295	1,268	69	7,302
	1,481	15,732	25,615	8,312	13,716	9,089	97,629	171,574
Consumer and Other:
Pass	7,864	53,517	7,026	—	5,992	15,816	32,779	122,994
Substandard	—	—	—	—	—	69	—	69
	7,864	53,517	7,026	—	5,992	15,885	32,779	123,063
Construction:
Pass	—	—	5,033	—	—	—	—	5,033
Substandard	—	—	—	—	492	—	—	492
	—	—	5,033	—	492	—	—	5,525
Construction to Permanent -CRE:
Pass	—	—	2,463	—	—	—	—	2,463
	—	—	2,463	—	—	—	—	2,463

Total	$103,750	$227,618	$172,718	$24,121	$88,055	$183,536	$130,936	$930,734

Loans receivable, gross:
Pass	$103,739	$226,886	$171,780	$24,121	$60,909	$173,633	$130,867	$891,935
Special mention	11	—	—	—	1,063	620	—	1,694
Substandard	—	732	938	—	26,083	9,283	69	37,105
Loans receivable, gross	$103,750	$227,618	$172,718	$24,121	$88,055	$183,536	$130,936	$930,734

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of June 30, 2023.

(In thousands)	Performing (Accruing) Loans
As of June 30, 2023:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$3,284	$—	$—	$3,284	$481,144	$484,428	$—	$484,428
Special mention	—	—	—	—	550	550	—	550
Substandard	322	—	—	322	14,987	15,309	11,368	26,677
	3,606	—	—	3,606	496,681	500,287	11,368	511,655
Residential Real Estate:
Pass	1,054	74	330	1,458	111,822	113,280	—	113,280
Special mention	—	—	—	—	609	609	—	609
Substandard	—	—	—	—	—	—	2,565	2,565
	1,054	74	330	1,458	112,431	113,889	2,565	116,454
Commercial and Industrial:
Pass	1,678	—	230	1,908	161,829	163,737	—	163,737
Special mention	—	—	—	—	535	535	—	535
Substandard	—	541	—	541	106	647	6,655	7,302
	1,678	541	230	2,449	162,470	164,919	6,655	171,574
Consumer and Other:
Pass	1,397	1,543	868	3,808	119,186	122,994	—	122,994
Substandard	—	—	—	—	23	23	46	69
	1,397	1,543	868	3,808	119,209	123,017	46	123,063
Construction:
Pass	—	—	—	—	5,033	5,033	—	5,033
Substandard	—	—	—	—	492	492	—	492
	—	—	—	—	5,525	5,525	—	5,525
Construction to Permanent - CRE:
Pass	—	—	—	—	2,463	2,463	—	2,463
	—	—	—	—	2,463	2,463	—	2,463

Total	$7,735	$2,158	$1,428	$11,321	$898,779	$910,100	$20,634	$930,734

Loans receivable, gross:
Pass	$7,413	$1,617	$1,428	$10,458	$881,477	$891,935	$—	$891,935
Special mention	—	—	—	—	1,694	1,694	—	1,694
Substandard	322	541	—	863	15,608	16,471	20,634	37,105
Loans receivable, gross	$7,735	$2,158	$1,428	$11,321	$898,779	$910,100	$20,634	$930,734

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of June 30, 2023 and December 31, 2022:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of June 30, 2023:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$—	$—	$11,368	$11,368	$—	$11,368
Residential Real Estate:
Substandard	89	71	1,795	1,955	610	2,565
Commercial and Industrial:
Substandard	940	—	5,570	6,510	145	6,655
Consumer and Other:
Substandard	—	—	26	26	20	46
Total non-accruing loans	$1,029	$71	$18,759	$19,859	$775	$20,634

As of December 31, 2022:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$—	$—	$11,241	$11,241	$—	$11,241
Residential Real Estate:
Substandard	657	—	1,796	2,453	17	2,470
Commercial and Industrial:
Substandard	46	395	3,196	3,637	1,196	4,833
Consumer and Other:
Substandard	—	—	27	27	22	49
Total non-accruing loans	$703	$395	$16,260	$17,358	$1,235	$18,593
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
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $133,000 and $268,000 would have been recognized during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, additional interest income (net of cash collected) of approximately $115,000 and $221,000 would have been recognized, respectively.
Interest income collected and recognized on non-accruing loans for the three and six months ended June 30, 2023 was $193,000 and $336,000, respectively. During the three and six months ended June 30, 2022, interest income collected and recognized on non-accruing loans was $114,000 and $204,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023			December 31, 2022
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$387	$430	$—	$2,435	$2,428	$—
Residential Real Estate	732	872	—	2,402	2,224	—
Commercial and Industrial	1,859	2,223	—	1,939	2,424	—
Consumer and Other	—	—	—	514	514	—
	2,978	3,525	—	7,290	7,590	—
With a related allowance recorded:
Commercial Real Estate	10,981	10,955	6,387	8,806	8,656	5,430
Residential Real Estate	1,623	1,448	196	106	105	5
Commercial and Industrial	4,723	4,742	719	2,714	2,863	608
	17,327	17,145	7,302	11,626	11,624	6,043

Individually evaluated loans, Total:
Commercial Real Estate	11,368	11,385	6,387	11,241	11,084	5,430
Residential Real Estate	2,355	2,320	196	2,508	2,329	5
Commercial and Industrial	6,582	6,965	719	4,653	5,287	608
Consumer and Other	—	—	—	514	514	—
Total	$20,305	$20,670	$7,302	$18,916	$19,214	$6,043

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes additional information regarding individually evaluated loans by class for the three and six months ended June 30, 2023 and 2022.

	Three Month Ended June 30,				Six Months Ended June 30,
(In thousands)	2023		2022		2023		2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$387	$—	$6,611	$32	$680	$—	$6,697	$64
Residential Real Estate	748	24	2,818	10	992	27	2,829	18
Commercial and Industrial	2,046	68	607	2	2,181	150	614	5
Consumer and Other	128	—	520	4	293	—	521	9
Construction	579	—	—	—	993	—	—	—
	3,888	92	10,556	48	5,139	177	10,661	96
With a related allowance recorded:
Commercial Real Estate	10,405	—	8,843	40	10,651	154	8,858	65
Residential Real Estate	1,352	—	368	1	1,468	—	408	3
Commercial and Industrial	4,052	98	3,961	29	4,341	139	3,762	50
Consumer and Other	18	—	126	—	10	—	143	—
	15,827	98	13,298	70	16,470	293	13,171	118
Individually evaluated loans, Total:
Commercial Real Estate	10,792	—	15,454	72	11,331	154	15,555	129
Residential Real Estate	2,100	24	3,186	11	2,460	27	3,237	21
Commercial and Industrial	6,098	166	4,568	31	6,522	289	4,376	55
Consumer and Other	146	—	646	4	303	—	664	9
Construction	579	—	—	—	993	—	—	—
Total	$19,715	$190	$23,854	$118	$21,609	$470	$23,832	$214
For collateral dependent loans, appraisal reports of the underlying collateral have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were first reduced by a 5.8% discount to reflect the Bank’s experience selling Other Real Estate Owned ("OREO") properties, and were further reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional loan loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
During the three and six months ended June 30, 2023 and 2022, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and six months ended June 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. As of June 30, 2023 and December 31, 2022, there were no commitments to advance additional funds under the modified loans.

Note 5.    Loans Held for Sale
Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of June 30, 2023, SBA loans held for sale was $5.9 million, consisting of $2.3 million SBA commercial and industrial loans and $3.6 million SBA commercial real estate loans, respectively. There were $5.2 million of SBA loans held for sale at December 31, 2022, consisting of $3.1 million SBA commercial and industrial loans and $2.1 million SBA commercial real estate loans. During the three and six months ended June 30, 2023 and 2022, no SBA loans previously classified as held for sale were transferred to held for investment.
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
Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $47.5 million and $47.3 million at June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the servicing asset has a carrying value of $882,000 and $886,000, respectively, and fair value of $977,000 and $1.0 million, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.
The following table presents an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Three Month Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$893	$626	$886	$584
Servicing rights capitalized	24	79	58	131
Servicing rights amortized	(11)	(12)	(22)	(20)
Servicing rights disposed	(24)	(8)	(40)	(10)
Ending balance	$882	$685	$882	$685

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6.    Business Combination, Goodwill and Other Intangible Assets
The Company completed its acquisition of Prime Bank in May 2018, and recorded goodwill balance was $1.1 million as of June 30, 2023 and December 31, 2022.
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
The Company did not perform an interim goodwill test in the first six months of 2023 as no events occurred which would trigger an impairment assessment.

Note 7.    Deposits
The following table presents the balance of deposits held, by category as of June 30, 2023 and December 31, 2022.

(In thousands)	June 30, 2023	December 31, 2022
Non-interest bearing	$127,817	$269,636

Interest bearing:
Negotiable order of withdrawal accounts	37,970	34,440
Savings deposits	50,981	71,002
Money market deposits	298,717	211,000
Certificates of deposit, less than $250,000	182,680	165,793
Certificates of deposit, $250,000 or greater	56,088	59,877
Brokered deposits	109,126	48,698
Interest bearing, Total	735,562	590,810

Total Deposits	$863,379	$860,446
The prepaid debit card deposits are included in the non-interest-bearing deposits and money market deposits, which totaled approximately $158.1 million and $197.3 million as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$136,053	$45,467	$104,517	$286,037
More than 1 year through 2 years	29,447	9,362	4,358	43,167
More than 2 years through 3 years	4,887	1,259	251	6,397
More than 3 years through 4 years	496	—	—	496
More than 4 years through 5 years	11,797	—	—	11,797
	$182,680	$56,088	$109,126	$347,894

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
Patriot entered into two initial interest rate swaps under the program in November 2018, and another two swaps were entered into in May 2019. As of June 30, 2023 and December 31, 2022, Patriot did not have any cash pledged for collateral on its interest rate swaps.
The Company did not recognize any net gain or loss in other noninterest income on the Consolidated Statements of Operations during the three and six months ended June 30, 2023 and 2022.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
June 30, 2023
Classified in Other Assets:
3rd party interest rate swap	$4,680	5.84	5.25%	1 Mo. LIBOR + 1.96%	$146
3rd party interest rate swap	1,346	6.00	4.38%	1 Mo. LIBOR + 2.00%	98

Classified in Other Liabilities:
Customer interest rate swap	$4,680	5.84	5.25%	1 Mo. LIBOR + 1.96%	$(146)
Customer interest rate swap	1,346	6.00	4.38%	1 Mo. LIBOR + 2.00%	(98)

December 31, 2022
Classified in Other Assets:
3rd party interest rate swap	$4,736	6.30	5.25%	1 Mo. LIBOR + 1.96%	$106
3rd party interest rate swap	1,363	6.50	4.38%	1 Mo. LIBOR + 2.00%	97

Classified in Other Liabilities:
Customer interest rate swap	$4,736	6.30	5.25%	1 Mo. LIBOR + 1.96%	$(106)
Customer interest rate swap	1,363	6.50	4.38%	1 Mo. LIBOR + 2.00%	(97)

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
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of June 30, 2023, 234,617 shares of stock were available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following is a summary of the status of the Company’s restricted shares and changes for the three and six months ended June 30, 2023 and 2022:

Three months ended June 30, 2023:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2023	22,660	$7.11
Unvested at June 30, 2023	22,660	$7.11

Six months ended June 30, 2023:
Unvested at December 31, 2022	22,660	$7.11
Unvested at June 30, 2023	22,660	$7.11

Three months ended June 30, 2022	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2022	21,468	$6.48
Granted	2,496	$17.25
Vested	(777)	$18.55
Unvested at June 30, 2022	23,187	$7.24

Six months ended June 30, 2022:
Unvested at December 31, 2021	21,468	$6.48
Granted	2,496	$17.25
Vested	(777)	$18.55
Unvested at June 30, 2022	23,187	$7.24
The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of June 30, 2023 amounted to $190,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.3 years.
For the three and six months ended June 30, 2023, the Company recognized total share-based compensation expense of $23,000 and $46,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $14,000 and $28,000, respectively. Included in share-based compensation expense attributable to Patriot’s external directors, were $9,000 and $18,000, respectively. The directors received total compensation of $53,000 and $108,000 respectively, which amounts are included in other operating expenses in the consolidated statements of operations.
For the three and six months ended June 30, 2022, the Company recognized total share-based compensation expense of $20,000 and 41,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $8,000 and $16,000, respectively. Included in share-based compensation expense were $12,000 and $25,000 attributable to Patriot’s external directors, who received total compensation of $37,000 and $100,000 for each of those periods, respectively.
Dividends
The Company has not paid any dividends since 2020 and has no present plans to pay dividends.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three and six months ended June 30, 2023, Patriot made matching contributions to the 401(k) Plan of $82,000 and $157,000, respectively. During the three and six months ended June 30, 2022, compensation expense under the 401(k) aggregated $67,000 and $141,000, respectively.

Note 10.    Earnings per share
The Company is required to present basic earnings per share and diluted earnings per share in its Consolidated Statements of Operations. Basic earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares of common stock that may be issued by the Company relate to outstanding unvested RSAs granted to directors and employees. The dilutive effect resulting from these potential shares is determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted earnings per share.
The following table summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

(Net income in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023		2022
Basis (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(546)		$1,265	$(599)		$2,065
Divided by:
Weighted average shares outstanding	3,965,186		3,957,260	3,965,186		3,956,878

Basic (loss) earnings per share of common stock	$(0.14)		$0.32	$(0.15)		$0.52

Diluted (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(546)		$1,265	$(599)		$2,065

Weighted average shares outstanding	3,965,186		3,957,260	3,965,186		3,956,878

Effect of potentially dilutive restricted shares of common stock	—	(1)	9,819	—	(2)	8,395

Divided by:
Weighted average diluted shares outstanding	3,965,186		3,967,079	3,965,186		3,965,273

Diluted (loss) earnings per share of common stock	$(0.14)		$0.32	$(0.15)		$0.52

(1)	The weighted average diluted shares outstanding does not include 1,528 anti-dilutive restricted shares of common stock for the three months ended June 30, 2023.
(2)	The weighted average diluted shares outstanding does not include 427 anti-dilutive restricted shares of common stock for the six months ended June 30, 2023.

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
Financial instruments with credit risk at June 30, 2023 and December 31, 2022 are as follows:

(In thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit:
Unused lines of credit	$97,432	$100,986
Undisbursed construction loans	4,849	12,000
Home equity lines of credit	29,134	26,878
Future loan commitments	300	14,365
Financial standby letters of credit	—	78
	$131,715	$154,307
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $484,000 and $8,000 as of June 30, 2023 and December 31, 2022, respectively, which is included in accrued expenses and other liabilities. The increase in allowance for credit loss in 2023 is primarily due to the adoption of CECL.
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
In September 2021, the Bank elected to adopt the CBLR framework. The Bank’s Tier 1 leverage ratio as of June 30, 2023 and December 31, 2022 was 8.70% and 9.27%, respectively. The required leverage ratio is 9.00% under the CBLR framework. The Bank continues to be classified as "well capitalized" under the CBLR framework as the leverage ratio remains above 8% and the Bank has elected to use the two-quarter grace period provided under the framework. Per the CBLR framework, at the conclusion of the grace period (December 31, 2023), it is the Bank's intention to either meet all qualifying criteria to remain in the CBLR framework, or to comply with the generally applicable BASEL III capital rules and the associated reporting requirements. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.
The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at June 30, 2023 and December 31, 2022 are summarized as follows:

(In thousands)	June 30, 2023		December 31, 2022
Patriot Bank, N.A.	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (to average assets):
Actual	$96,565	8.70%	$100,267	9.27%

Designation as "Well Capitalized" does not apply to bank holding companies (the Company). Such categorization of capital adequacy only applies to insured depository institutions (the Bank).

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both June 30, 2023 and December 31, 2022 due to its short-term nature.
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
Off-balance sheet financial instruments
Off-balance sheet financial instruments are based on interest rate changes and fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Patriot does not record the off-balance-sheet financial instruments (i.e., commitments to extend credit) at fair value on a recurring basis.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of June 30, 2023 and December 31, 2022:

(In thousands)		June 30, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,320	$2,320	$5,182	$5,182
Interest-bearing deposits due from banks	Level 1	68,489	68,489	33,311	33,311
Available-for-sale securities	Level 2	80,665	80,665	75,093	75,093
Available-for-sale securities	Level 3	9,882	9,882	9,427	9,427
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,523	2,523	2,627	2,627
Federal Home Loan Bank stock	Level 2	8,072	8,072	3,874	3,874
Loans receivable, net	Level 3	913,876	893,639	838,006	818,960
Loans held for sale	Level 2	5,860	6,320	5,211	5,534
SBA servicing assets	Level 3	882	977	886	1,013
Accrued interest receivable	Level 2	7,628	7,628	7,267	7,267
Interest rate swap receivable	Level 2	244	244	203	203

Financial assets, total		$1,104,891	$1,085,209	$985,537	$966,941

Financial Liabilities:
Demand deposits	Level 2	$127,817	$127,817	$269,636	$269,636
Savings deposits	Level 2	50,981	50,981	71,002	71,002
Money market deposits	Level 2	298,717	298,717	211,000	211,000
Negotiable order of withdrawal accounts	Level 2	37,970	37,970	34,440	34,440
Time deposits	Level 2	238,768	235,475	225,670	221,353
Brokered deposits	Level 1	109,126	108,641	48,698	47,684
FHLB and other borrowings	Level 2	207,000	205,964	85,000	83,853
Senior notes	Level 2	11,653	11,127	11,640	11,103
Subordinated debt	Level 2	9,854	9,826	9,840	9,680
Junior subordinated debt owed to unconsolidated trust	Level 2	8,132	8,132	8,128	8,128
Note payable	Level 3	481	455	585	544
Accrued interest payable	Level 2	1,117	1,117	585	585
Interest rate swap liability	Level 2	244	244	203	203

Financial liabilities, total		$1,101,860	$1,096,466	$976,427	$969,211
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
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of June 30, 2023 and December 31, 2022:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023:
U. S. Government agency and mortgage-backed securities	$—	$67,248	$—	$67,248
Corporate bonds	—	3,373	9,882	13,255
Subordinated notes	—	4,236	—	4,236
SBA loan pools	—	5,326	—	5,326
Municipal bonds	—	482	—	482
Available-for-sale securities	$—	$80,665	$9,882	$90,547

Interest rate swap receivable	$—	$244	$—	$244

Interest rate swap liability	$—	$244	$—	$244

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$—	$59,046	$—	$59,046
Corporate bonds	—	5,228	9,427	14,655
Subordinated notes	—	4,602	—	4,602
SBA loan pools	—	5,718	—	5,718
Municipal bonds	—	499	—	499
Available-for-sale securities	$—	$75,093	$9,427	$84,520

Interest rate swap receivable	$—	$203	$—	$203

Interest rate swap liability	$—	$203	$—	$203
Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.
As of June 30, 2023 and December 31, 2022, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three and six months ended June 30, 2023 and 2022, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The reconciliation of the beginning and ending balances during 2023 for Level 3 available-for-sale securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Level 3 fair value, beginning of year	$10,205	$11,237	$9,427	$13,180
Purchases	—	—	—	—
Realized gain (loss)	—	—	—	—
Unrealized gain (loss)	(323)	(895)	455	(2,838)
Transfers in and /or out of Level 3	—	—	—	—
Level 3 fair value, end of year	$9,882	$10,342	$9,882	$10,342
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2023:
Impaired loans, net	$13,003	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	977	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2022:
Impaired loans, net	$12,873	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	1,013	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
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
The estimated fair value amounts have been measured as of June 30, 2023 and December 31, 2022, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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

Summary
The Company reported net loss of $546,000 ($0.14 basic and diluted loss per share) for the quarter ended June 30, 2023, compared to a net income of $1.3 million ($0.32 basic and diluted earnings per share) for the quarter ended June 30, 2022.
For the six months ended June 30, 2023, net loss was $599,000, or $(0.15) basic and diluted loss per share, compared to a net income of $2.1 million, ($0.52 basic and diluted earnings per share) for the six months ended June 30, 2022.
The first half year of 2023 financial results were adversely impacted by an elevated provision for credit losses of $2.6 million, compared to provision of $275,000 for loan losses recorded for the first half year of 2022, and the impact of lower net interest margin which was affected by the higher funding costs resulting from the recent uncertainty in the banking sector.
The Bank reported steady loan growth of 6% in the second quarter of 2023, compared to the loan growth of 3.6% in the first quarter of 2023 while net interest income was unchanged from the second quarter of 2022 and 4% below the first quarter of 2023.

FINANCIAL CONDITION
Total assets increased $119.4 million to $1.2 billion as of June 30, 2023, compared to $1.0 billion at December 31, 2022, primarily due to the increases in cash of $32.3 million and loans receivable of $82.4 million as of June 30, 2023.
Cash and Cash Equivalents
Cash and cash equivalents increase from $38.5 million at December 31, 2022 to $70.8 million at June 30, 2023. The increase in 2023 reflects the intention to boost balance sheet liquidity in connection with recent uncertainty in the banking sector.

Investments
The following table is a summary of the Company’s investment securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,	Increase /(Decrease)
(In thousands, except per share amounts)	2023	2022	($)	(%)

U. S. Government agency and mortgage-backed securities	$67,248	$59,046	$8,202	13.89%
Corporate bonds	13,255	14,655	(1,400)	-9.55%
Subordinated notes	4,236	4,602	(366)	-7.95%
SBA loan pools	5,326	5,718	(392)	-6.86%
Municipal bonds	482	499	(17)	-3.41%
Total available-for-sale securities, at fair value	90,547	84,520	6,027	7.13%

Other investments, at cost	4,450	4,450	—	—%

Total investment securities	$94,997	$88,970	$6,027	6.77%
Total investments increased by $6.0 million, from $89.0 million at December 31, 2022 to $95.0 million at June 30, 2023. The increase in the six months ended June 30, 2023 was primarily attributable to an increase in purchase of available-for-sale securities of $10.4 million, which was partially offset by repayment of available-for-sale securities totaling $2.2 million. During the six months ended June 30, 2023, the Bank sold available-for-sale securities of $1.8 million and recognized a net gain of $24,000.
Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of June 30, 2023, and December 31, 2022:

(In thousands)	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$511,655	54.99%	$437,443	51.57%
Residential Real Estate	116,454	12.51%	124,140	14.63%
Commercial and Industrial	171,574	18.43%	138,787	16.36%
Consumer and Other	123,063	13.22%	141,091	16.63%
Construction	5,525	0.59%	4,922	0.58%
Construction to permanent - CRE	2,463	0.26%	1,933	0.23%
Loans receivable, gross	930,734	100.00%	848,316	100.00%
Allowance for credit losses	(16,858)		(10,310)
Loans receivable, net	$913,876		$838,006
The Company’s loan portfolio increased $82.4 million, from $848.3 million at December 31, 2022 to $930.7 million at June 30, 2023. The increase in loans was attributable to $132.6 million of new loan origination and $16.4 million in purchases of loans receivable which was partially offset by $61.3 million pay-down of the loans.
SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of June 30, 2023 and December 31, 2022, SBA loans included in the commercial and industrial loan were $20.4 million and $20.3 million, respectively. SBA loans included in the commercial real estate loans were $12.3 million and $12.2 million, respectively.
At June 30, 2023, the net loan to deposit ratio was 105.8% and the net loan to total assets ratio was 78.6%. At December 31, 2022, these ratios were 106.2% and 80.3%, respectively.

Allowance for Credit Losses
The Company adopted ASU 2016-13 effective January 1, 2023. ASU 2016-13 requires the measurement of expected credit losses for financial assets, including loans and certain off-balance-sheet credit exposures, measured at amortized cost. See Note 2 - Summary of Significant Accounting Policies to the Company's financial statements for a description of the adoption of ASU 2016-13 and the Company's allowance methodology.
The allowance for credit losses on loans was $16.9 million as of June 30, 2023, compared to allowance for loans and lease losses of $10.3 million as of December 31, 2022. The increase in allowance was mainly due to the adoption of CECL as the Company recorded a transition adjustment of $7.4 million effective January 1, 2023. Based upon the overall assessment and evaluation of the loan portfolio at June 30, 2023, management believes $16.9 million in the allowance for credit losses, which represented 1.81% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio. A provision for loan losses of $1.4 million and $3.2 million was recorded for the three and six months ended June 30, 2023, respectively.
The following table provides detail of activity in the allowance for credit losses. During the three and six months ended June 30, 2023, the Company used the CECL methodology while the incurred loss methodology was used in prior years:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Balance at beginning of the period	$17,801	$9,737	$10,310	$9,905
Charge-offs:
Commercial and Industrial	(4)	—	(6)	(68)
Consumer and Other	(2,516)	(100)	(4,312)	(147)
Construction	(150)	—	(150)	(70)
Total charge-offs	(2,670)	(100)	(4,468)	(285)
Recoveries:
Residential Real Estate	11	—	11	1
Commercial and Industrial	9	11	16	26
Consumer and Other	260	6	433	7
Total recoveries	280	17	460	34

Net charge-offs	(2,390)	(83)	(4,008)	(251)

Impact of CECL adoption	—	—	7,371	—
Provision for credit losses	1,447	275	3,185	275
Balance at end of the period	$16,858	$9,929	$16,858	$9,929

Ratios:
Net charge-offs to average loans	0.26%	0.01%	(0.451)%	(0.032)%
Allowance for credit losses to total loans	1.81%	1.16%	1.81%	1.16%

The following table provides an allocation of allowance for credit losses by portfolio segment:

(In thousands)	June 30, 2023		December 31, 2022
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$10,039	54.99%	$6,966	51.57%
Residential Real Estate	1,027	12.51%	665	14.63%
Commercial and Industrial	1,673	18.43%	1,403	16.36%
Consumer and Other	4,035	13.22%	1,207	16.63%
Construction	33	0.59%	24	0.58%
Construction to permanent - CRE	51	0.26%	10	0.23%
Unallocated	—	N/A	35	N/A
Total Allowance for credit losses	$16,858	100.00%	$10,310	100.00%
Non-performing Assets
The following table presents non-performing assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Non-accruing loans:
Commercial Real Estate	$11,368	$11,241
Residential Real Estate	2,565	2,470
Commercial and Industrial	6,655	4,833
Consumer and Other	46	49
Total non-accruing loans	20,634	18,593

Loans past due over 90 days and still accruing	1,428	1,155
Total nonperforming assets	$22,062	$19,748

Nonperforming assets to total assets	1.90%	1.89%
Nonperforming loans to total loans, net	2.41%	2.36%
As of June 30, 2023, the $20.6 million of non-accrual loans was comprised of 31 borrowers, for which a specific reserve of $7.3 million was established. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
Loans held for sale
SBA loans held for sale totaled $5.9 million and $5.2 million as of June 30, 2023 and December 31, 2022, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at June 30, 2023, consisted of $3.6 million SBA commercial real estate and $2.3 million SBA commercial and industrial loans, respectively. SBA loans held for sale at December 31, 2022, consisted of $3.1 million SBA commercial and industrial loans and $2.1 million SBA commercial real estate, respectively.
Goodwill
The Company completed its acquisition of Prime Bank in May 2018 and recorded $1.1 million of goodwill after adjustments as of May 10, 2019. No further adjustment to the goodwill was made as of June 30, 2023.

The Company did not perform an interim goodwill test for the three and six months ended June 30, 2023 as no events occurred which would trigger an impairment assessment.
Deferred Taxes
Deferred tax assets were $18.2 million and $15.5 million at June 30, 2023 and December 31, 2022, respectively. Deferred tax assets consist predominately of state net operating losses, capitalized costs and allowances for loan losses.
The effective tax benefit rate for the three and six months ended June 30, 2023 was 27.39% and 27.31%, respectively, compared to the effective tax provision rate of 27.34% and 27.59% for the three and six months ended June 30, 2022, respectively. The Company’s effective rates for both periods was affected by state taxes and non-deductible expenses.
Patriot anticipates utilizing the state net operating loss carry forwards to reduce income taxes otherwise payable on future years taxable income.
Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and state net operating loss carry-forwards that do not begin to expire until the year of 2030. No valuation allowance was recorded as of June 30, 2023 and December 31, 2022. The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will not be realized, the valuation allowance will be adjusted.
Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	June 30,	December 31,	Increase/(Decrease)
	2023	2022	$	%
Non-interest bearing:
Non-interest bearing	$104,413	$118,541	$(14,128)	-11.92%
Prepaid DDA	23,404	151,095	(127,691)	-84.51%
Total non-interest bearing	127,817	269,636	(141,819)	-52.60%

Interest bearing:
Negotiable order of withdrawal accounts	37,970	34,440	3,530	10.25%
Savings	50,981	71,002	(20,021)	-28.20%
Money market	163,982	164,827	(845)	-0.51%
Money market - prepaid deposits	134,735	46,173	88,562	191.80%
Certificates of deposit, less than $250,000	182,680	165,793	16,887	10.19%
Certificates of deposit, $250,000 or greater	56,088	59,877	(3,789)	-6.33%
Brokered deposits	109,126	48,698	60,428	124.09%
Total Interest bearing	735,562	590,810	144,752	24.50%

Total Deposits	$863,379	$860,446	$2,933	0.34%

Total Prepaid deposits	$158,139	$197,268	$(39,129)	-19.84%

Total deposits excluding Prepaid deposits	$705,240	$663,178	$42,062	6.34%

Total uninsured deposits	$285,752	$343,980	$(58,228)	-16.93%
Uninsured deposits to total deposits	33.10%	39.98%
Uninsured deposits to total deposits excluding prepaid deposits	17.71%	22.35%

Borrowings
Total borrowings were $237.1 million and $115.2 million as of June 30, 2023 and December 31, 2022, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
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
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. Outstanding advances from the FHLB-B increased from $85.0 million at December 31, 2022 to $195.0 million at June 30, 2023.
At June 30, 2023, the FHLB-B advances bore fixed rates of interest ranging from 2.40% to 5.27% with maturities ranging from 3 days to 1.22 years, and have a weighted average interest rate of 4.82%.
At June 30, 2023, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $369.1 million. Remaining unused borrowing capacity under this line totaled $46.3 million at June 30, 2023.
In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three and six months ended June 30, 2023 and 2022, no funds had been borrowed under the line of credit.
Interest expense incurred for the three and six months ended June 30, 2023 were $1.7 million and $3.0 million, respectively. Interest expense incurred for the three and six months ended June 30, 2022 were $747,000 and $1.5 million, respectively.
Correspondent Bank - Line of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $17.0 million at both June 30, 2023 and December 31, 2022. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.
There was no outstanding balance under the agreements at June 30, 2023 and December 31, 2022. Interest expense incurred for the three and six months ended June 30, 2023 was $54,000 and $117,000, respectively, and none for three and six months ended June 30, 2022.
Other Borrowing
The Federal Reserve Bank of New York (“FRBNY”) accepts loan pledges from qualifying depository institutions to secure borrowings from the Discount Window. Patriot has pledged eligible loans as collateral to support its borrowing capacity at the FRBNY. As of June 30, 2023, the book value of the pledged loans totaled $18.2 million, with a collateral value of $13.0 million. A total of $12.0 million was borrowed from the Discount Window under the FRBNY's Borrower-in-Custody ('BIC") program at June 30, 2023. Interest expense incurred for the three and six months ended June 30, 2023 was $5,000. In 2022, no funds was borrowed under the BIC program, and no interest expense was incurred for the three and six months ended June 30, 2022.
In addition, during July of 2023, the Bank established a collateralized funding line of $80 million under the Federal Reserve's newly established Bank Term Funding Program. The line allows for a fixed rate borrowing at market rates of up to one year with repayment permitted at any time without penalty.

Senior notes
On December 22, 2016, the Company issued $12 million of senior notes ("2016 Senior Notes") bearing interest at 7% per annum. On November 17, 2021, the original maturity date of the 2016 Senior Notes was extended from December 22, 2021 to June 30, 2022.
On June 22, 2022, the Company amended and restated the 2016 Senior Notes. The maturity date of the Senior Notes was further extended to December 31, 2022, and the interest rate increased from (i) 7% to 7.25% from July 1, 2022 until September 30, 2022 and (ii) from 7.25% to 7.50% thereafter. The 2016 Senior Notes was repaid in December 2022.
On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate senior notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the 2022 Senior Notes, the Company incurred $347,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. The unamortized debt issuance cost of was deducted from the face amount of the 2022 Senior Notes included in the Consolidated Balance Sheet.
The 2022 Senior Note Purchase Agreement contains certain customary representations, warranties, and covenants made by each of the Company and the Purchasers. The 2022 Senior Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The 2022 Senior Notes are not subject to redemption at the option of the holders. Principal and interest on the 2022 Senior Notes are subject to acceleration only in limited circumstances. The 2022 Senior Notes are an unsecured, unsubordinated obligation and ranks equally in right of payment to all of the Company’s existing and future unsecured indebtedness, liabilities and other obligations that are not subordinated in right of payment to the Senior Note, and will be effectively subordinated to any of the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness. The 2022 Senior Notes are the obligations of the Company only and are not obligations of, and are not guaranteed by, any of the Company’s affiliates. At June 30, 2023 and December 31, 2022, $347,000 and $360,000 of unamortized debt issuance costs were deducted from the face amount of the 2022 Subordinated Notes included in the Consolidated Balance Sheet, respectively.
For the three and six months ended June 30, 2023, the Company recognized interest expense of $289,000 and $579,000, respectively. Interest expense incurred for the three and six months ended June 30, 2022 was $210,000 and $420,000, respectively.
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
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At June 30, 2023 and December 31, 2022, $146,000 and $160,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.
For the three and six months ended June 30, 2023, the Company recognized interest expense of $164,000 and $327,000, respectively. Interest expense incurred for the three and six months ended June 30, 2022 was $165,000 and $328,000, respectively.

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
The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of June 30, 2023 and December 31, 2022, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $116,000 and $120,000, respectively, and accrued interest on the junior subordinated debentures was $10,000 and $9,000, respectively.
For the three and six months ended June 30, 2023, the Company recognized interest expense of $169,000 and 332,000, respectively. Interest expense incurred for the three and six months ended June 30, 2022 was $86,000 and $157,000, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of June 30, 2023 and December 31, 2022, the note had a balance outstanding of $481,000 and $585,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.
For the three and six months ended June 30, 2023, the Company recognized interest expense of $3,000 and $5,000, respectively. Interest expense incurred for the three and six months ended June 30, 2022 was $2,000 and $6,000, respectively.

Derivatives
As of June 30, 2023, Patriot entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three and six months ended June 30, 2023 and 2022.
Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.
Equity
Equity decreased $7.1 million, from $59.6 million at December 31, 2022 to $52.4 million at June 30, 2023, primarily due to a cumulative adjustment to the opening balance of accumulated deficit of $6.2 million upon adoption of CECL effective January 1, 2023, a net loss of $599,000 for the six months ended June 30, 2023, and a net unrealized holding loss for investment portfolio of $394,000.
Off-Balance Sheet Commitments
The Company’s off-balance sheet commitments primarily consist of commitments to lend of $131.7 million and $154.3 million as of June 30, 2023 and December 31, 2022, respectively.

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Three Months Ended June 30,
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$916,321	$14,052	6.15%	$819,532	$9,044	4.43%
Investments	104,551	858	3.28%	91,622	575	2.51%
Cash equivalents and other	25,435	399	6.29%	34,862	68	0.78%

Total interest earning assets	1,046,307	15,309	5.87%	946,016	9,687	4.11%

Cash and due from banks	2,348			6,904
Allowance for loan losses	(16,605)			(9,695)
Other assets	65,520			67,246

Total Assets	$1,097,570			$1,010,471

Liabilities
Interest bearing liabilities:
Deposits	$721,917	$5,248	2.92%	$576,310	$757	0.53%
Borrowings	147,374	1,723	4.69%	91,868	747	3.26%
Senior notes	11,631	289	9.94%	12,000	210	7.00%
Subordinated debt	17,980	333	7.43%	17,942	251	5.61%
Note Payable and other	496	3	2.43%	703	2	1.14%

Total interest bearing liabilities	899,398	7,596	3.39%	698,823	1,967	1.13%

Demand deposits	136,975			239,082
Other liabilities	5,470			10,707

Total Liabilities	1,041,843			948,612

Shareholders' equity	55,727			61,859

Total Liabilities and Shareholders' Equity	$1,097,570			$1,010,471

Net interest income		$7,713			$7,720

Interest margin			2.96%			3.27%
Interest spread			2.48%			2.98%

(In thousands)	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$888,461	$26,602	6.04%	$784,091	$16,708	4.30%
Investments	102,139	1,673	3.28%	97,441	1,210	2.48%
Cash equivalents and other	26,518	680	5.17%	37,282	89	0.48%

Total interest earning assets	1,017,118	28,955	5.74%	918,814	18,007	3.95%

Cash and due from banks	3,856			7,584
Allowance for loan losses	(16,818)			(9,788)
Other assets	67,028			67,880

Total Assets	$1,071,184			$984,490

Liabilities
Interest bearing liabilities:
Deposits	$673,440	8,827	2.64%	$552,734	1,166	0.43%
Borrowings	142,215	3,159	4.48%	93,542	1,484	3.20%
Senior notes	11,625	579	9.96%	12,000	420	7.00%
Subordinated debt	17,976	659	7.39%	17,938	485	5.45%
Note Payable and other	522	5	1.93%	730	6	1.66%

Total interest bearing liabilities	845,778	13,229	3.15%	676,944	3,561	1.06%

Demand deposits	163,844			233,111
Other liabilities	6,142			10,305

Total Liabilities	1,015,764			920,360

Shareholders' equity	55,420			64,130

Total Liabilities and Shareholders' Equity	$1,071,184			$984,490

Net interest income		$15,726			$14,446

Interest margin			3.12%			3.17%
Interest spread			2.59%			2.89%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 compared to 2022			2023 compared to 2022
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$1,282	$3,726	$5,008	$2,738	$7,156	$9,894
Investments	86	197	283	67	396	463
Cash equivalents and other	(18)	349	331	(26)	617	591

Total interest earning assets	1,350	4,272	5,622	2,779	8,169	10,948

Interest bearing liabilities:
Deposit	379	4,112	4,491	542	7,119	7,661
Borrowings	432	544	976	704	971	1,675
Senior notes	(7)	86	79	(13)	172	159
Subordinated debt	—	82	82	—	174	174
Note payable and other	1	—	1	(1)	—	(1)

Total interest bearing liabilities	805	4,824	5,629	1,232	8,436	9,668

Net interest income	$545	$(552)	$(7)	$1,547	$(267)	$1,280

Results of Operations
For the three months ended June 30, 2023, interest income and dividend income was $15.3 million, which increased $5.6 million as compared to $9.7 million for the quarter ended June 30, 2022. Total interest expense was $7.6 million for the three months ended June 30, 2023, which increased $5.6 million as compared to $2.0 million for the quarter ended June 30, 2022. Net interest income was $7.7 million for the quarter ended June 30, 2023, which was unchanged from net interest income of $7.7 million for the quarter ended June 30, 2022.
For the six months ended June 30, 2023, interest income and dividend income was $29.0 million, which increased $10.9 million as compared to $18.0 million for the six months ended June 30, 2022. Total interest expense was $13.2 million, which increased $9.7 million as compared to $3.6 million for the six months ended June 30, 2022. Net interest income was $15.7 million for the six months ended June 30, 2023, which increased $1.3 million from $14.4 million for the six months ended June 30, 2022.
The net interest margin was 2.96% for the quarter ended June 30, 2023, compared with 3.27% for the quarter June 30, 2022. For the six months ended June 30, 2023 and 2022, the net interest margin was 3.12% and 3.17%, respectively. The decline in interest margins for the three and six months ended June 30, 2023 compared to the same periods in 2022, was primarily associated with an increase in the cost of deposits due to the significant rise in market interest rates.

Provision for Credit Losses
Beginning January 1, 2023, the Company adopted the CECL accounting standard. Provision for credit losses for the three and six months ended June 30, 2023, amounted to $1.2 million and $2.6 million. This encompassed a provision for credit losses on loans of $1.4 million and $3.2 million, respectively, which was partially offset by a credit reserve of $216,000 and $618,000, respectively, for the off-balance-sheet exposure. For the three and six months ended June 30, 2022, a loan loss provision of $275,000 was recorded, with no recorded reserve for the off-balance-sheet exposure.
Non-interest income
Non-interest income for the three months ended June 30, 2023 was $829,000, compared to $798,000 for the three months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, non-interest income was $1.7 million and $1.6 million, respectively. The increase was primarily attributable to higher non-interest income from the prepaid card program in 2023.
Non-interest expense
Non-interest expense for the three months ended June 30, 2023 increased to $8.1 million, compared to $6.5 million for the three months ended June 30, 2022. Non-interest expense for the six months ended June 30, 2023 was $15.6 million, compared to $12.9 million for the six months ended June 30, 2022. The increase in the first half of 2023 was primarily due to increase in salaries and benefits due to staffing increases needed to support continuing business initiatives.
Provision for income taxes
The Company reported a benefit for income taxes of $206,000 and $225,000 for the three and six months ended June 30, 2023, respectively, compared to a provision for income taxes of $476,000 and $787,000 for the three and six months ended June 30, 2022, respectively.

Liquidity
The Company’s balance sheet liquidity was 8.4% of total assets at June 30, 2023, compared to 9.3% at December 31, 2022. Liquidity including readily available off-balance sheet funding sources was 13.2% of total assets at June 30, 2023, compared to 18.0% at December 31, 2022. The readily available liquidity ratio remained well above the Company's 10% policy minimum.
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

Capital
In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk-based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. In September 2021, the Bank adopted the CBLR framework. The Bank’s Tier 1 leverage ratio as of June 30, 2023 and December 31, 2022 was 8.70% and 9.27%, respectively. The bank continues to be classified as "well capitalized" under the CBLR framework as the leverage ratio remains above 8% and the Bank has elected to use the two-quarter grace period provided under the framework. Per the CBLR framework, at the conclusion of the grace period (December 31, 2023), it is the bank's intention to either meet all qualifying criteria to remain in the CBLR framework, or to comply with the generally applicable BASEL III capital rules and the associated reporting requirements. Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain a “well capitalized” classification.

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

	Net Portfolio Value - Performance Summary
(In thousands)	June 30, 2023			As of December 31, 2022
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$113,674	$(16,044)	(12.37)%	$146,888	$(15,357)	(9.47)%
+100	123,876	(5,842)	(4.50)%	157,368	(4,877)	(3.01)%
BASE	129,718	—	—	162,245	—	—
-100	133,459	3,741	2.88%	163,472	1,227	0.76%
-200	128,069	(1,649)	(1.27)%	155,386	(6,859)	(4.23)%

	Net Interest Income - Performance Summary
(In thousands)	June 30, 2023			December 31, 2022
Projected Interest Rate Scenario	Estimated Value	Change from Base	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$41,089	$(1,869)	(4.35)%	$46,131	$(1,177)	(2.49)%
+100	42,150	(808)	(1.88)%	46,938	(370)	(0.78)%
BASE	42,958	—	—	47,308	—	—
-100	43,957	999	2.33%	47,657	349	0.74%
-200	45,082	2,124	4.94%	46,747	(561)	(1.19)%

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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 5: Other Information
On August 8, 2023, the Company and the Bank entered into a Retention and Severance Agreement (the “Agreement”) with Joseph Perillo, the Executive Vice President and Chief Financial Officer of the Company and the Bank, in exchange for Mr. Perillo’s ongoing services to the Company and the Bank, and for providing an orderly transition at the time of Mr. Perillo’s retirement in the future. Pursuant to the Agreement, Mr. Perillo will be eligible to receive certain additional compensation including: (i) a payment in the amount of $340,000 (the “Retention Payment”); (ii) an option to convert up to $140,000 of the Retention Payment into restricted stock under the Company’s Amended and Restated 2020 Restricted Stock Award Plan, subject to a vesting schedule; and (iii) a payment of the full medical insurance premium under COBRA for up to 12 months after Mr. Perillo’s final day of employment (collectively, the “Additional Compensation”).
The Additional Compensation is subject to certain conditions and restrictions provided under the Agreement, including that Mr. Perillo provides not less than six months’ advance written notice of his retirement, which shall not be tendered prior to January 31, 2024.
The preceding description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a form of which is filed herewith as Exhibit 10.1.

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

3(ii)	Amended and Restated By-laws of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)

10.1	Form of Retention and Severance Agreement, dated August 8, 2023, by and between Patriot Bank, N.A., Patriot National Bancorp, Inc. and Joseph Perillo

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Schema Document

101.CAL#	Inline XBRL Calculation Linkbase Document

101.LAB#	Inline XBRL Labels Linkbase Document

101.PRE#	Inline XBRL Presentation Linkbase Document

101.DEF#	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL and contained in Exhibit 101)
The exhibits marked with the section symbol (#) are interactive data files.
*The certification is being furnished and shall not be deemed filed.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2023	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer

	By:	/s/ David Lowery
David Lowery
President and Chief Executive Officer