Form 10-Q/A
period 2023-03-31
PATRIOT NATIONAL BANCORP INC
filed 2023-11-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q/A
(Amendment No. 1)
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
As of November 14, 2023, there were 3,965,186 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE:

The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (“Original Filing”) to: (i) restate management's conclusions regarding the effectiveness of its disclosure controls and procedures as of March 31, 2023; (ii) reissue the consolidated financial statements for the three months ended March 31, 2023 to reflect changes in the provision for credit losses resulting from the material weaknesses in internal controls over financial reporting. Accordingly, the Company hereby amends and replaces in their entirety Items 1, 2, and 4 in Part I.

Subsequent to filing the Original Filing on May 12, 2023, management became aware of an accounting error related to the calculation of the current expected credit loss (“CECL”) transition adjustment and corresponding credit loss provisions for a portfolio of unsecured consumer loans (the “Portfolio”) purchased by the Company from an originator/servicer mostly during the 2022 calendar year. Management determined that the error was due to the use of unsupported and incorrect data points used in conjunction with the data provided by the third party originator/servicer. The necessary changes to the CECL transition adjustment affected the reported total shareholders’ equity/accumulated deficit, totaling $5.3 million net of tax. The adjustments to the retained earnings for the quarter ended March 31, 2023 were determined to be material to total shareholders equity. The restatement has no impact on the audit report for the year ended December 31, 2022.

The Company has concluded that there is a material weakness in internal control over financial reporting, related to the allowance for credit losses, as the Company did not maintain effective controls over the recording, monitoring and valuation when calculating the accumulated credit losses on the purchased Portfolio of loans and related commitments. Specifically the Company’s management has determined that the Company’s financial reporting controls and procedures with respect to the allowance for credit losses were not operating effectively for the quarter ended March 31, 2023. Accordingly, management has determined that the Company's disclosure controls and procedures were not effective as of March 31, 2023.

As required by Rule 12b-15, the Company's principal executive officer and principal financial officer are providing new currently dated certifications. Accordingly, the Company hereby amends Item 6 in Part II in the Original Filing to reflect the filing of the new certifications.

For the convenience of the reader, this Amended Filing sets forth the complete form of the Original Filing, as modified where necessary to reflect the restatement and revisions. Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

For additional information about this restatement, refer to Note 1. Basis of Presentation and Restatement of Consolidated Financial Statements, of the Notes to consolidated financial statements.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$1,828	$5,182
Interest bearing deposits	58,424	33,311
Total cash and cash equivalents	60,252	38,493
Investment securities:
Available-for-sale securities, at fair value	91,736	84,520
Other investments, at cost	4,450	4,450
Total investment securities	96,186	88,970

Federal Reserve Bank stock, at cost	2,673	2,627
Federal Home Loan Bank stock, at cost	6,374	3,874
Loans receivable (net of allowance for credit losses: 2023: $24,780 and 2022: $10,310)	853,989	838,006
Loans held for sale	6,882	5,211
Accrued interest and dividends receivable	7,308	7,267
Premises and equipment, net	30,467	30,641
Deferred tax asset	19,583	15,527
Goodwill	1,107	1,107
Core deposit intangible, net	238	249
Other assets	10,165	11,387
Total assets	$1,095,224	$1,043,359

Liabilities
Deposits:
Noninterest bearing deposits	$152,773	$269,636
Interest bearing deposits	703,695	590,810
Total deposits	856,468	860,446

Federal Home Loan Bank and correspondent bank borrowings	150,000	85,000
Senior notes, net	11,619	11,640
Subordinated debt, net	9,847	9,840
Junior subordinated debt owed to unconsolidated trust, net	8,130	8,128
Note payable	533	585
Advances from borrowers for taxes and insurance	2,824	886
Accrued expenses and other liabilities	7,159	7,251
Total liabilities	1,046,580	983,776

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of March 31, 2023: 4,038,927 shares issued; 3,965,186 shares outstanding; As of December 31, 2022: 4,038,927 shares issued; 3,965,186 shares outstanding.	106,588	106,565
Accumulated deficit	(43,546)	(31,337)
Accumulated other comprehensive loss	(14,398)	(15,645)
Total shareholders' equity	48,644	59,583
Total liabilities and shareholders' equity	$1,095,224	$1,043,359
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Interest and Dividend Income
Interest and fees on loans	$12,550	$7,664
Interest on investment securities	680	570
Dividends on investment securities	135	65
Other interest income	281	21
Total interest and dividend income	13,646	8,320

Interest Expense
Interest on deposits	3,579	409
Interest on Federal Home Loan Bank borrowings	1,373	737
Interest on senior debt	290	210
Interest on subordinated debt	326	234
Interest on note payable and other	65	4
Total interest expense	5,633	1,594

Net interest income	8,013	6,726

Provision for credit losses	2,220	—

Net interest income after provision for credit losses	5,793	6,726

Non-interest Income
Loan application, inspection and processing fees	123	87
Deposit fees and service charges	68	64
Gains on sales of loans	81	208
Rental income	119	192
Gain on sale of investment securities	24	—
Other income	420	263
Total non-interest income	835	814

Non-interest Expense
Salaries and benefits	4,267	3,346
Occupancy and equipment expense	884	836
Data processing expense	294	330
Professional and other outside services	914	789
Project expenses, net	27	52
Advertising and promotional expense	85	68
Loan administration and processing expense	51	105
Regulatory assessments	182	174
Insurance expense, net	77	77
Communications, stationary and supplies	191	135
Other operating expense	612	517
Total non-interest expense	7,584	6,429

(Loss) income before income taxes	(956)	1,111

(Benefit) provision for income taxes	(257)	311

Net (loss) income	$(699)	$800

Basic (loss) earnings per share	$(0.18)	$0.20
Diluted (loss) earnings per share	$(0.18)	$0.20
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended March 31,
	2023	2022

Net (loss) income	$(699)	$800
Other comprehensive income (loss)

Unrealized holding gain (loss) on securities	1,704	(7,389)
Income tax effect	(439)	1,907
Reclassification for realized gain on sale of investment securities	(24)	—
Income tax effect	6	—
Total securities available-for-sale	1,247	(5,482)

Comprehensive income (loss)	$548	$(4,682)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at January 1, 2023	3,965,186	$106,565	$(31,337)	$(15,645)	$59,583
Transition adjustment related to adoption of ASC 326, net of tax	—	—	(11,510)	—	(11,510)
Comprehensive (loss) income:
Net loss	—	—	(699)	—	(699)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	1,247	1,247
Total comprehensive (loss) income	—	—	(699)	1,247	548
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2023	3,965,186	$106,588	$(43,546)	$(14,398)	$48,644

	Three Months Ended March 31, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2022	3,956,492	$106,479	$(37,498)	$(1,637)	$67,344
Comprehensive income (loss):
Net income	—	—	800	—	800
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(5,482)	(5,482)

Total comprehensive income (loss)	—	—	800	(5,482)	(4,682)
Share-based compensation expense	—	21	—	—	21
Vesting of restricted stock	—	—	—	—	—
Balance at March 31, 2022	3,956,492	$106,500	$(36,698)	$(7,119)	$62,683
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(699)	$800

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization and accretion of investment premiums and discounts, net	(23)	(17)
Amortization and accretion of purchase loan premiums and discounts, net	698	639
Amortization of debt issuance costs	44	9
Amortization of core deposit intangible	11	12
Amortization of servicing assets of sold SBA loans	27	10
Provision for credit losses	2,220	—
Depreciation and amortization	275	323
Gain on sales of available-for-sale securities	(24)	—
Share-based compensation	23	21
(Increase) decrease in deferred income taxes, net	(261)	298
Originations of SBA loans held for sale	(3,218)	(5,057)
Proceeds from sale of SBA loans held for sale	1,628	2,574
Gains on sale of SBA loans held for sale, net	(81)	(208)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(41)	226
Decrease (increase) in other assets	1,003	(2,520)
Decrease in accrued expenses and other liabilities	(1,794)	(1,430)
Net cash used in operating activities	(212)	(4,320)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	1,780	2,500
Principal repayments on available-for-sale securities	1,074	2,209
Purchases of available-for-sale securities	(8,343)	(1,000)
Redemptions (purchases) of Federal Reserve Bank stock	(46)	(26)
Purchases of Federal Home Loan Bank stock	(2,500)	—
Origination of loans receivable	(48,490)	(42,570)
Purchases of loans receivable	(10,623)	(39,022)
Payments received on loans receivable	26,309	46,882
Purchases of premises and equipment	(98)	(91)
Proceeds from sale of other real estate owned	—	—
Net cash used in investing activities	(40,937)	(31,118)

Cash Flows from Financing Activities:
(Decrease) increase in deposits, net	(3,978)	31,287
Increase in FHLB borrowings	65,000	—
Principal repayments of note payable	(52)	(51)
Decrease in advances from borrowers for taxes and insurance	1,938	1,473
Net cash provided by financing activities	62,908	32,709

Net increase (decrease) in cash and cash equivalents	21,759	(2,729)

Cash and cash equivalents at beginning of period	38,493	47,045

Cash and cash equivalents at end of period	$60,252	$44,316

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Three Months Ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,438	$1,247
Cash refund from income taxes	$(2)	$—

Non-cash transactions:
Capitalized servicing assets	$34	$52

Transfers of loans held for sale to loans receivable	$—	$—

Operating lease right-of-use assets	$—	$61

Decrease in interest rate swaps	$(97)	$(405)

Capital raise deferred costs	$—	$863

Expected credit loss for loans - ASC 362 adoption	$13,001	$—
Expected credit loss for unfunded commitments - ASC 362 adoption	$2,737	$—
Deferred tax assets - ASC 362 adoption	$(4,228)	$—
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
Restatement of Consolidated Financial Statements
The Company has determined an error related to the calculation of the current expected credit loss (“CECL”) transition adjustment and corresponding credit loss provisions relating to a portfolio of unsecured consumer loans (the “portfolio”) purchased by the Company from an originator/servicer mostly during the 2022 calendar year. The error in the Company’s calculations of the CECL transition adjustment was due to the use of unsupported and incorrect data points used in conjunction with data provided by the third-party originator/servicer. The Company identified the following problems with its data and methodology:

1)The original weighted average life, which impacted the calculation of aggregate future losses, was understated.

2)The loss rate applied to the portfolio was applied as a straight percentage with some minor adjustments to account for the vintage/age of the portfolio purchased. While the Company attempted to capture the age impact in its analysis, it did not fully capture such impact on the projected losses of the portfolio.

3)The Company did not adequately adjust for the status of loan delinquencies as of the date of its analysis.
The Company is currently negotiating with the third-party originator/servicer with the intention of recovering all or a portion of the losses incurred. Such potential recoveries would be recognized in future periods.
The Company has restated its previously filed interim financial statements as of and for the quarter ended March 31, 2023. The restatement had the effect of increasing the CECL transition adjustment, effective January 1, 2023. As a result, there was a significant impact on the reported total shareholders’ equity/accumulated deficit, amounting to $5.3 million, net of tax. The restatement also increased the net loss for the three months ended March 31, 2023, from $53,000 to $699,000. Basic and diluted loss per share were reduced from $(0.01) to a loss of $(0.18) for the three months ended March 31, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)
The increase in the Company’s credit loss provision has been reflected herein, as well as its impact on net loss, net loss per share, loans receivable, the allowance for credit losses, deferred tax assets, regulatory capital and equity.
The effect of these changes on the consolidated financial statements of the Company is as follows.

(In thousands)	As of January 1, 2023
Adoption of CECL effective January 1, 2023:	Previously Reported	Adjustment	Restated
CECL adoption transition_ ACL on loans	$(7,371)	$(5,630)	$(13,001)
CECL adoption transition_ ACL on Off-BS exposure	(1,094)	(1,643)	(2,737)
CECL adoption transition_ DTA Adjustment	2,274	1,954	4,228
Cumulative change in accounting principle Balance at January 1, 2023 - Adoption of CECL	(6,191)	(5,319)	(11,510)

	As of March 31, 2023
(In thousands)	Previously Reported	Adjustment	Restated
Loans receivable, net of allowance for credit losses	$860,968	$(6,979)	$853,989
Deferred tax asset	17,392	2,191	19,583
Total assets	1,100,012	(4,788)	1,095,224
Accrued expenses and other liabilities	5,982	1,177	7,159
Accumulated deficit	(37,581)	(5,965)	(43,546)
Total shareholders' equity	54,609	(5,965)	48,644

Tier 1 Leverage ratio	9.25%	(0.15)%	9.10%

	Three Months Ended March 31, 2023
(In thousands, except shares and per share amounts)	Previously Reported	Adjustment	Restated
Provision for credit losses	$1,336	$884	$2,220
Net interest income after provision for credit losses	6,677	(884)	5,793
Loss before income taxes	(72)	(884)	(956)
Benefit for income taxes	(19)	(238)	(257)
Net loss	(53)	(646)	(699)
Total comprehensive income	1,194	(646)	548

Basic and diluted income per share	$(0.01)	$(0.17)	$(0.18)

Consolidated Statement of Cash Flows:
Net loss	$(53)	$(646)	$(699)
Provision for credit losses	1,336	884	2,220
Deferred income taxes	(23)	(238)	(261)

The restatement had no impact on the Company's consolidated financial statements as of and for the periods ended March 31, 2022 or December 31, 2022.

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
Impairment of Debt Securities Available for Sale
For available-for-sale debt securities in an unrealized loss position, the Company will first assess whether i) it intends to sell or ii) it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either case is applicable, any previously recognized allowances are charged off and the debt security’s amortized cost is written down to fair value through income. If neither case is applicable, the debt security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the debt security by a rating agency and any adverse conditions specifically related to the debt security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the debt security are compared to the amortized cost basis of the debt security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through allowance for credit losses is recognized in other comprehensive income, net of tax.
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
Recently Issued Accounting Standards
New Accounting Standards Adopted in 2023
ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The ASU changes the methodology for measuring credit losses on financial instruments measured at amortized cost to a current expected loss (“CECL”) model. Under the CECL model, entities are required to estimate credit losses over the entire contractual term of a financial instrument from the date of initial recognition of the instrument. The ASU also changes the existing impairment model for available-for-sale debt securities. In cases where there is neither the intent nor a more-likely-than-not requirement to sell the debt security, an entity should record credit losses as an allowance rather than a direct write-down of the amortized cost basis. Additionally, ASU 2016-13 notes that credit losses related to available-for-sale debt securities and purchased credit impaired loans should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, which amends the effective date of ASC 326 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, and delays the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a small reporting company, the delay was applicable to the Company. The Company adopted ASC 326 effective January 1, 2023, the Company recorded an increase to the allowance for credit losses of $13.0 million and an increase to reserve for unfunded commitments of $2.7 million (which is included in other liabilities on the Company’s consolidated balance sheets), and a cumulative-effect adjustment to increase the opening balance of accumulated deficit of $11.5 million, net of $4.2 million tax at the date of adoption.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 4.    Loans Receivable and Allowance for Credit Losses
As of March 31, 2023 and December 31, 2022, loans receivable, net, consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Loan portfolio segment:
Commercial Real Estate	$464,410	$437,443
Residential Real Estate	118,892	124,140
Commercial and Industrial	153,773	138,787
Consumer and Other	132,410	141,091
Construction	7,052	4,922
Construction to Permanent - CRE	2,232	1,933
Loans receivable, gross	878,769	848,316
Allowance for credit losses	(24,780)	(10,310)
Loans receivable, net	$853,989	$838,006
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
We maintain an ACL for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the consolidated balance sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $1.9 million at March 31, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the three months ended March 31, 2023 and loan and lease losses for three months ended March 31, 2022:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three Months Ended March 31, 2023
Allowance for credit losses:
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
Impact of ASC 326 Adoption	1,626	189	219	10,977	(4)	29	(35)	13,001
Charge-offs	—	—	(2)	(1,796)	—	—	—	(1,798)
Recoveries	—	—	7	173	—	—	—	180
Provisions (credits)	1,217	(1)	172	1,690	1	8	—	3,087
March 31, 2023	$9,809	$853	$1,799	$12,251	$21	$47	$—	$24,780

Three Months Ended March 31, 2022
Allowance for loan and lease losses:
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
Charge-offs	—	—	(68)	(47)	(70)	—	—	(185)
Recoveries	—	1	15	1	—	—	—	17
Provisions (credits)	(174)	(189)	381	112	48	(32)	(146)	—
March 31, 2022	$4,889	$1,512	$2,860	$319	$56	$9	$92	$9,737
(1) The allowance and provision for the three months ended March 31, 2023 are not comparable to prior periods due to the adoption of CECL. The provision on credit losses for three months ended March 31, 2023 does not include the credit on unfunded commitments of $867,000 for the three months ended March 31, 2023.
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of March 31, 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
March 31, 2023
Allowance for loan and lease losses:
Individually evaluated for impairment	$6,352	$29	$754	$—	$—	$—	$—	$7,135
Collectively evaluated for impairment	3,457	824	1,045	12,251	21	47	—	17,645
Total allowance for loan and lease losses	$9,809	$853	$1,799	$12,251	$21	$47	$—	$24,780

Loans receivable, gross:
Individually evaluated for impairment	$11,368	$2,491	$7,559	$512	$2,317	$—	$—	$24,247
Collectively evaluated for impairment	453,042	116,401	146,214	131,898	4,735	2,232	—	854,522
Total loans receivable, gross	$464,410	$118,892	$153,773	$132,410	$7,052	$2,232	$—	$878,769

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
The following table summarizes the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

(Net income in thousands)	Three Months Ended March 31,
	2023		2022
Basis earnings per share:
Net income attributable to Common shareholders	$(699)		$800
Divided by:
Weighted average shares outstanding	3,965,186		3,956,492

Basic earnings per common share	$(0.18)		$0.20

Diluted earnings per share:
Net income attributable to Common shareholders	$(699)		$800

Weighted average shares outstanding	3,965,186		3,956,492

Effect of potentially dilutive restricted common shares	—	(1)	9,510

Divided by:
Weighted average diluted shares outstanding	3,965,186		3,966,002

Diluted earnings per common share	$(0.18)		$0.20

(1)	The weighted average diluted shares outstanding does not include 491 anti-dilutive restricted common shares for the three months ended March 31, 2023.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $1.9 million and $8,000 as of March 31, 2023 and December 31, 2022, respectively, which is included in accrued expenses and other liabilities. The increase in allowance for credit loss in 2023 is primarily due to the adoption of CECL.
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
In September 2021, the Bank elected to adopt the CBLR framework. The Bank’s Tier 1 leverage ratio as of March 31, 2023 and December 31, 2022 was 9.10% and 9.27%, respectively, which satisfied the “greater than 9 percent” leverage ratio requirement under the CBLR framework. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.
The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at March 31, 2023 and December 31, 2022 are summarized as follows:

(In thousands)	March 31, 2023			December 31, 2022
Patriot Bank, N.A.	Amount	Ratio		Amount	Ratio
Tier 1 Leverage Capital (to average assets):
Actual	$96,484	9.10%		$100,267	9.27%
To be Well Capitalized	95,397	9.00%	(1)	97,388	9.00%	(1)
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of March 31, 2023 and December 31, 2022:

(In thousands)		March 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$1,828	$1,828	$5,182	$5,182
Interest-bearing deposits due from banks	Level 1	58,424	58,424	33,311	33,311
Available-for-sale securities	Level 2	81,531	81,531	75,093	75,093
Available-for-sale securities	Level 3	10,205	10,205	9,427	9,427
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,673	2,673	2,627	2,627
Federal Home Loan Bank stock	Level 2	6,374	6,374	3,874	3,874
Loans receivable, net	Level 3	853,989	846,185	838,006	818,960
Loans held for sale	Level 2	6,882	7,471	5,211	5,534
SBA servicing assets	Level 3	893	987	886	1,013
Accrued interest receivable	Level 2	7,308	7,308	7,267	7,267
Interest rate swap receivable	Level 2	106	106	203	203

Financial assets, total		$1,034,663	$1,027,542	$985,537	$966,941

Financial Liabilities:
Demand deposits	Level 2	$152,773	$152,773	$269,636	$269,636
Savings deposits	Level 2	56,418	56,418	71,002	71,002
Money market deposits	Level 2	306,474	306,474	211,000	211,000
Negotiable order of withdrawal accounts	Level 2	29,316	29,316	34,440	34,440
Time deposits	Level 2	206,398	203,531	225,670	221,353
Brokered deposits	Level 1	105,089	104,362	48,698	47,684
FHLB borrowings	Level 2	150,000	149,075	85,000	83,853
Senior notes	Level 2	11,619	11,162	11,640	11,103
Subordinated debt	Level 2	9,847	9,758	9,840	9,680
Junior subordinated debt owed to unconsolidated trust	Level 2	8,130	8,130	8,128	8,128
Note payable	Level 3	533	504	585	544
Accrued interest payable	Level 2	771	771	585	585
Interest rate swap liability	Level 2	106	106	203	203

Financial liabilities, total		$1,037,474	$1,032,380	$976,427	$969,211
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
Summary
The Company reported net loss of $699,000 ($0.18 basic and diluted loss per share) for the quarter ended March 31, 2023, compared to a net income of $800,000 ($0.20 basic and diluted earnings per share) for the quarter ended March 31, 2022.
The first quarter of 2023 financial results were adversely impacted by an elevated provision for credit losses of $2.2 million, compared to no provision for loan losses recorded for the first quarter of 2022 and the impact of lower net interest margin which was impacted by the higher funding costs resulting from the recent uncertainty in the banking sector.
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
During the first quarter of 2023, the Company grew both its loan book and its deposit base year-over-year, increased its net interest margin on a year-over-year basis, and increased loan loss reserves. The Bank’s strengths are evidenced by:
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

FINANCIAL CONDITION
Total assets increased $51.9 million to $1.1 billion as of March 31, 2023, compared to $1.0 billion at December 31, 2022, primarily due to the increases in cash of $21.8 million and loans receivable of $30.5 million as of March 31, 2023.
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
Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of March 31, 2023, and December 31, 2022:

(In thousands)	March 31, 2023		December 31, 2022
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$464,410	52.85%	$437,443	51.57%
Residential Real Estate	118,892	13.53%	124,140	14.63%
Commercial and Industrial	153,773	17.50%	138,787	16.36%
Consumer and Other	132,410	15.07%	141,091	16.63%
Construction	7,052	0.80%	4,922	0.58%
Construction to permanent - CRE	2,232	0.25%	1,933	0.23%
Loans receivable, gross	878,769	100.00%	848,316	100.00%
Allowance for credit losses	(24,780)		(10,310)
Loans receivable, net	$853,989		$838,006

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
At March 31, 2023, the net loan to deposit ratio was 99.7% and the net loan to total assets ratio was 78.0%. At December 31, 2022, these ratios were 97.4% and 80.3%, respectively.
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
The allowance for credit losses on loans was $24.8 million as of March 31, 2023, compared to allowance for loans and lease losses of $10.3 million as of December 31, 2022. The increase in allowance was mainly due to the adoption of CECL methodology and the Company recorded a transition adjustment of $13.0 million effective January1, 2023. Based upon the overall assessment and evaluation of the loan portfolio at March 31, 2023, management believes $24.8 million in the allowance for credit losses, which represented 2.82% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio, and a provision for loan losses of $3.1 million was recorded for the three months ended March 31, 2023.

The following table provides detail of activity in the allowance for credit losses. During the three months ended March 31, 2023, the Company used the CECL methodology while the incurred loss methodology was used in prior years:

	Three Months Ended March 31,
(In thousands)	March 31, 2023	March 31, 2022
Balance at beginning of the period	$10,310	$9,905
Charge-offs:
Commercial and Industrial	(2)	(68)
Consumer and Other	(1,796)	(47)
Construction	—	(70)
Total charge-offs	(1,798)	(185)
Recoveries:
Residential Real Estate	—	1
Commercial and Industrial	7	15
Consumer and Other	173	1
Total recoveries	180	17

Net charge-offs	(1,618)	(168)

Impact of CECL adoption	13,001	—
Provision for credit losses	3,087	—
Balance at end of the period	$24,780	$9,737

Ratios:
Net charge-offs to average loans	0.19%	0.02%
Allowance for credit losses to total loans	2.82%	1.26%
The following table provides an allocation of allowance for credit losses by portfolio segment:

(In thousands)	March 31, 2023		December 31, 2022
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$9,809	52.85%	$6,966	51.57%
Residential Real Estate	853	13.53%	665	14.63%
Commercial and Industrial	1,799	17.50%	1,403	16.36%
Consumer and Other	12,251	15.07%	1,207	16.63%
Construction	21	0.80%	24	0.58%
Construction to permanent - CRE	47	0.25%	10	0.23%
Unallocated	—	N/A	35	N/A
Total Allowance for credit losses	$24,780	100.00%	$10,310	100.00%

Non-performing Assets
The following table presents non-performing assets as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Non-accruing loans:
Commercial Real Estate	$11,367	$11,241
Residential Real Estate	2,452	2,470
Commercial and Industrial	7,585	4,833
Consumer and Other	48	49
Construction	2,317	—
Total non-accruing loans	23,769	18,593

Loans past due over 90 days and still accruing	3,392	1,155
Total nonperforming assets	$27,161	$19,748

Nonperforming assets to total assets	2.48%	1.89%
Nonperforming loans to total loans, net	3.18%	2.36%
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
Deferred Taxes
Deferred tax assets were $19.6 million and $15.5 million at March 31, 2023 and December 31, 2022, respectively. Deferred tax assets consist predominately of state net operating losses, capitalized costs and allowances for loan losses.
The effective tax benefit rate for the three months ended March 31, 2023 was 26.88%, compared to the effective tax provision rate of 27.99% for the three months ended March 31, 2022. The Company’s effective rates for both periods was affected by states taxes and non-deductible expenses.
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
Equity
Equity decreased $10.9 million, from $59.6 million at December 31, 2022 to $48.6 million at March 31, 2023, primarily due to a cumulative adjustment to the opening balance of accumulated deficit of $11.5 million upon adoption of CECL effective January 1, 2023, which was partially offset by a net unrealized holding gain for investment portfolio of $1.2 million.
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

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended March 31, 2023 and 2022:

(In thousands)	Three Months Ended March 31,
	March 31, 2023			March 31, 2022
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$860,291	$12,550	5.92%	$748,256	$7,664	4.15%
Investments	99,699	815	3.27%	103,325	635	2.46%
Cash equivalents and other	27,613	281	4.13%	39,728	21	0.21%

Total interest earning assets	987,603	13,646	5.60%	891,309	8,320	3.79%

Cash and due from banks	5,381			12,940
Allowance for loan losses	(22,677)			(9,883)
Other assets	70,509			63,854

Total Assets	$1,040,816			$958,220

Liabilities
Interest bearing liabilities:
Deposits	$624,427	$3,579	2.32%	$528,892	$409	0.31%
Borrowings	130,667	1,373	4.26%	95,234	737	3.14%
Senior notes	11,620	290	9.98%	12,000	210	7.00%
Subordinated debt	17,971	326	7.36%	17,933	234	5.29%
Note Payable and other	1,738	65	15.17%	757	4	2.14%

Total interest bearing liabilities	786,423	5,633	2.90%	654,816	1,594	0.99%

Demand deposits	191,012			227,074
Other liabilities	13,598			9,905

Total Liabilities	991,033			891,795

Shareholders' equity	49,783			66,425

Total Liabilities and Shareholders' Equity	$1,040,816			$958,220

Net interest income		$8,013			$6,726

Interest margin			3.29%			3.06%
Interest spread			2.70%			2.80%

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

Provision for Loan Losses
Effective January 1, 2023, the Company adopted the CECL new accounting standard. For the three months ended March 31, 2023, provision for credit losses totaled $2.2 million, of which $3.1 million provision was related to loans and a credit of $867,000 was related to the off-balance-sheet exposures. No provision of loan losses was recorded for the quarter ended March 31, 2022.
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
Provision for income taxes
The Company reported a benefit for income taxes of $257,000 for the three months ended March 31, 2023, compared to a provision for income taxes of $311,000 for the three months ended March 31, 2022.

Liquidity
The Company’s balance sheet liquidity was 7.9% of total assets at March 31, 2023, compared to 9.3% at December 31, 2022. Liquidity including readily available off-balance sheet funding sources was 13.3% of total assets at March 31, 2023, compared to 18.0% at December 31, 2022. The readily available liquidity ratio remained well above the Company's 10% policy minimum.
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

Capital
In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk-based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. In September 2021, the Bank adopted the CBLR framework. The Bank’s Tier 1 leverage ratio as of March 31, 2023 and December 31, 2022 was 9.10% and 9.27%, respectively, which is above the well-capitalized required level of 9.0%.
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
Patriot’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of its disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). In connection with our self-evaluation an accounting error was identified as explained in the explanatory note contained in this filing, Patriot's Chief Executive Officer and Chief Financial Officer have determined that the Company’s financial reporting controls and procedures with respect to the allowance for credit losses were not operating effectively for the quarter ended March 31, 2023. Accordingly, management has determined that the Company's disclosure controls and procedures were not effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
Except as described above, there was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Date: November 14, 2023	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer

	By:	/s/ David Lowery
David Lowery
President and Chief Executive Officer