Form 10-Q/A
period 2023-06-30
PATRIOT NATIONAL BANCORP INC
filed 2023-11-14
CIK 1098146

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

EXPLANATORY NOTE:

The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 (“Original Filing”) to: (i) restate management's conclusions regarding the effectiveness of its disclosure controls and procedures as of June 30, 2023; (ii) reissue the consolidated financial statements for the three and six months ended June 30, 2023 to reflect changes in the provision for credit losses resulting from the material weaknesses in internal controls over financial reporting. Accordingly, the Company hereby amends and replaces in their entirety Items 1, 2, and 4 in Part I.

Subsequent to filing the Original Filing on August 10, 2023, management became aware of an accounting error related to the calculation of the current expected credit loss (“CECL”) transition adjustment and corresponding credit loss provisions for a portfolio of unsecured consumer loans (the “Portfolio”) purchased by the Company from an originator/servicer mostly during the 2022 calendar year. Management determined that the error was due to the use of unsupported and incorrect data points used in conjunction with the data provided by the third party originator/servicer. The necessary changes to the CECL transition adjustment affected the reported total shareholders’ equity/accumulated deficit, totaling $5.3 million net of tax. The adjustments to the retained earnings were determined to be material to total shareholders equity. The restatement has no impact on the audit report for the year ended December 31, 2022.

The Company has concluded that there is a material weakness in internal control over financial reporting, related to the allowance for credit losses, as the Company did not maintain effective controls over (i) the recording, monitoring and valuation when calculating the accumulated credit losses on the purchased Portfolio of loans and related commitments; Specifically the Company’s management has determined that the Company’s financial reporting controls and procedures with respect to the allowance for credit losses were not operating effectively for the quarter ended June 30, 2023. Accordingly, management has determined that the Company's disclosure controls and procedures were not effective as of June 30, 2023.

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

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,320	$5,182
Interest bearing deposits	68,489	33,311
Total cash and cash equivalents	70,809	38,493
Investment securities:
Available-for-sale securities, at fair value	90,547	84,520
Other investments, at cost	4,450	4,450
Total investment securities	94,997	88,970

Federal Reserve Bank stock, at cost	2,523	2,627
Federal Home Loan Bank stock, at cost	8,072	3,874
Loans receivable (net of allowance for credit losses: 2023: $24,098 and 2022: $10,310)	906,636	838,006
Loans held for sale	5,860	5,211
Accrued interest and dividends receivable	7,628	7,267
Premises and equipment, net	30,262	30,641
Deferred tax asset	20,386	15,527
Goodwill	1,107	1,107
Core deposit intangible, net	226	249
Other assets	9,202	11,387
Total assets	$1,157,708	$1,043,359

Liabilities
Deposits:
Noninterest bearing deposits	$127,817	$269,636
Interest bearing deposits	735,562	590,810
Total deposits	863,379	860,446

Federal Home Loan Bank and correspondent bank borrowings	207,000	85,000
Senior notes, net	11,653	11,640
Subordinated debt, net	9,854	9,840
Junior subordinated debt owed to unconsolidated trust, net	8,132	8,128
Note payable	481	585
Advances from borrowers for taxes and insurance	3,094	886
Accrued expenses and other liabilities	7,704	7,251
Total liabilities	1,111,297	983,776

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of June 30, 2023: 4,038,927 shares issued; 3,965,186 shares outstanding; As of December 31, 2022: 4,038,927 shares issued; 3,965,186 shares outstanding.	106,611	106,565
Accumulated deficit	(44,161)	(31,337)
Accumulated other comprehensive loss	(16,039)	(15,645)
Total shareholders' equity	46,411	59,583
Total liabilities and shareholders' equity	$1,157,708	$1,043,359
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$14,052	$9,044	$26,602	$16,708
Interest on investment securities	687	510	1,367	1,080
Dividends on investment securities	171	65	306	130
Other interest income	399	68	680	89
Total interest and dividend income	15,309	9,687	28,955	18,007

Interest Expense
Interest on deposits	5,248	757	8,827	1,166
Interest on Federal Home Loan Bank and correspondent bank borrowings	1,723	747	3,159	1,484
Interest on senior debt	289	210	579	420
Interest on subordinated debt	333	251	659	485
Interest on note payable	3	2	5	6
Total interest expense	7,596	1,967	13,229	3,561

Net interest income	7,713	7,720	15,726	14,446

Provision for credit losses	1,325	275	3,545	275

Net interest income after provision for credit losses	6,388	7,445	12,181	14,171

Non-interest Income
Loan application, inspection and processing fees	121	89	244	176
Deposit fees and service charges	74	60	142	124
Gains on sales of loans	85	301	166	509
Rental income	105	132	224	324
Gain on sale of investment securities	—	—	24	—
Other income	444	216	864	479
Total non-interest income	829	798	1,664	1,612

Non-interest Expense
Salaries and benefits	4,661	3,763	8,928	7,109
Occupancy and equipment expense	839	881	1,723	1,717
Data processing expense	316	283	610	613
Professional and other outside services	727	559	1,641	1,348
Project expenses, net	66	29	93	81
Advertising and promotional expense	77	73	162	141
Loan administration and processing expense	103	42	154	147
Regulatory assessments	317	179	499	353
Insurance expense, net	68	76	145	153
Communications, stationary and supplies	241	139	432	274
Other operating expense	648	478	1,260	995
Total non-interest expense	8,063	6,502	15,647	12,931

(Loss) income before income taxes	(846)	1,741	(1,802)	2,852

(Benefit) provision for income taxes	(231)	476	(488)	787

Net (loss) income	$(615)	$1,265	$(1,314)	$2,065

Basic (loss) earnings per share	$(0.16)	$0.32	$(0.33)	$0.52
Diluted (loss) earnings per share	$(0.16)	$0.32	$(0.33)	$0.52
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net (loss) income	$(615)	$1,265	$(1,314)	$2,065
Other comprehensive (loss) income

Unrealized holding loss on securities	(2,211)	(5,614)	(507)	(13,003)
Income tax effect	570	1,448	131	3,355
Reclassification for realized gain on sale of investment securities	—	—	(24)	—
Income tax effect	—	—	6	—
Total securities available-for-sale	(1,641)	(4,166)	(394)	(9,648)

Comprehensive loss	$(2,256)	$(2,901)	$(1,708)	$(7,583)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at March 31, 2023	3,965,186	$106,588	$(43,546)	$(14,398)	$48,644
Comprehensive loss:
Net loss	—	—	(615)	—	(615)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(1,641)	(1,641)
Total comprehensive loss	—	—	(615)	(1,641)	(2,256)
Share-based compensation expense	—	23	—	—	23
Balance at June 30, 2023	3,965,186	$106,611	$(44,161)	$(16,039)	$46,411

	Three Months Ended June 30, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at March 31, 2022	3,956,492	$106,500	$(36,698)	$(7,119)	$62,683
Comprehensive income (loss):
Net income	—	—	1,265	—	1,265
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(4,166)	(4,166)
Total comprehensive income (loss)	—	—	1,265	(4,166)	(2,901)
Share-based compensation expense	—	20	—	—	20
Vesting of restricted stock	777	—	—	—	—
Balance at June 30, 2022	3,957,269	$106,520	$(35,433)	$(11,285)	$59,802

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Six Months Ended June 30, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2023	3,965,186	$106,565	$(31,337)	$(15,645)	$59,583
Transition adjustment related to adoption of ASC 326, net of tax	—	—	(11,510)	—	(11,510)
Comprehensive loss:
Net loss	—	—	(1,314)	—	(1,314)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(394)	(394)
Total comprehensive loss	—	—	(1,314)	(394)	(1,708)
Share-based compensation expense	—	46	—	—	46
Balance at June 30, 2023	3,965,186	$106,611	$(44,161)	$(16,039)	$46,411

	Six Months Ended June 30, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2022	3,956,492	$106,479	$(37,498)	$(1,637)	$67,344
Comprehensive income (loss):
Net income	—	—	2,065	—	2,065
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(9,648)	(9,648)
Total comprehensive income (loss)	—	—	2,065	(9,648)	(7,583)
Share-based compensation expense	—	41	—	—	41
Vesting of restricted stock	777	—	—	—	—
Balance at June 30, 2022	3,957,269	$106,520	$(35,433)	$(11,285)	$59,802
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,314)	$2,065

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization and accretion of investment premiums and discounts, net	(52)	(13)
Amortization and accretion of purchase loan premiums and discounts, net	1,227	1,245
Amortization of debt issuance costs	87	18
Amortization of core deposit intangible	23	23
Amortization of servicing assets of sold SBA loans	62	30
Provision for credit losses	3,545	275
Depreciation and amortization	615	653
Gain on sales of available-for-sale securities	(24)	—
Share-based compensation	46	41
(Increase) decrease in deferred income taxes, net	(494)	591
Originations of SBA loans held for sale	(3,578)	(11,305)
Proceeds from sale of SBA loans held for sale	3,095	7,315
Gains on sale of SBA loans held for sale, net	(166)	(509)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(361)	95
Decrease (increase) in other assets	1,984	(712)
Decrease in accrued expenses and other liabilities	(899)	(2,053)
Net cash provided by (used in) operating activities	3,796	(2,241)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	1,780	3,600
Principal repayments on available-for-sale securities	2,153	3,819
Purchases of available-for-sale securities	(10,415)	(3,039)
Redemptions of Federal Reserve Bank stock	104	81
Purchases of Federal Home Loan Bank stock	(4,198)	(290)
Origination of loans receivable	(132,611)	(138,414)
Purchases of loans receivable	(16,443)	(98,720)
Payments received on loans receivable	61,343	115,960
Purchases of premises and equipment	(230)	(270)
Net cash used in investing activities	(98,517)	(117,273)

Cash Flows from Financing Activities:
Increase in deposits, net	2,933	98,221
Increase in FHLB and correspondent bank borrowings	122,000	10,000
Principal repayments of note payable	(104)	(102)
Decrease in advances from borrowers for taxes and insurance	2,208	1,866
Net cash provided by financing activities	127,037	109,985

Net increase (decrease) in cash and cash equivalents	32,316	(9,529)

Cash and cash equivalents at beginning of period	38,493	47,045

Cash and cash equivalents at end of period	$70,809	$37,516

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Six Months Ended June 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,609	$3,482
Cash paid for income taxes	44	102

Non-cash transactions:
Capitalized servicing assets	$58	$131

Transfers of loans held for sale to loans receivable	$—	$72

Operating lease right-of-use assets	16	80

Decrease in interest rate swaps	41	(637)

Capital raise deferred costs	—	1,094

Expected credit loss for loans - ASC 326 adoption	13,001	—
Expected credit loss for unfunded loan commitments - ASC 326 adoption	2,737	—
Deferred tax assets - ASC 326 adoption	(4,228)	—
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

The Company has restated its previously filed interim financial statements as of and for the quarter ended June 30, 2023. The restatement had the effect of increasing the CECL transition adjustment, effective January 1, 2023. As a result, there was a significant impact on the reported total shareholders’ equity/accumulated deficit, amounting to $5.3 million, net of tax. The restatement also increased the net loss for the three months ended June 30, 2023, from $546,000 to $615,000. Basic and

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
diluted loss per share were reduced from $(0.14) to $(0.16) for the three months ended June 30, 2023. For the six months the net loss increased from $599,000 to $1.3 million, and basic and diluted loss per share was reduced from $(0.15) to $(0.33).

The increase in the Company’s provision for credit losses has been reflected herein, as well as its impact on net loss, net loss per share, loans receivable, the allowance for credit losses, deferred tax assets, regulatory capital and equity.
The effect of these changes on the consolidated financial statements of the Company is as follows.

(In thousands)	As of January 1, 2023
Adoption of CECL effective January 1, 2023:	Previously Reported	Adjustment	Restated
CECL adoption transition_ ACL on loans	$(7,371)	$(5,630)	$(13,001)
CECL adoption transition_ ACL on Off-BS exposure	(1,094)	(1,643)	(2,737)
CECL adoption transition_ DTA Adjustment	2,274	1,954	4,228
Cumulative change in accounting principle Balance at January 1, 2023 - Adoption of CECL	(6,191)	(5,319)	(11,510)

	As of June 30, 2023
(In thousands)	Previously Reported	Adjustment	Restated
Loans receivable, net of allowance for credit losses	$913,876	$(7,240)	$906,636
Deferred tax asset	18,169	2,217	20,386
Total assets	1,162,731	(5,023)	1,157,708
Accrued expenses and other liabilities	6,693	1,011	7,704
Accumulated deficit	(38,127)	(6,034)	(44,161)
Total shareholders' equity	52,445	(6,034)	46,411

Tier 1 Leverage ratio	8.70%	(0.16)%	8.54%

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(In thousands, except shares and per share amounts)	Previously Reported	Adjustment	Restated	Previously Reported	Adjustment	Restated
Provision for credit losses	$1,231	$94	$1,325	$2,567	$978	$3,545
Net interest income after provision for credit losses	6,482	(94)	6,388	13,159	(978)	12,181
Loss before income taxes	(752)	(94)	(846)	(824)	(978)	(1,802)
Benefit for income taxes	(206)	(25)	(231)	(225)	(263)	(488)
Net loss	(546)	(69)	(615)	(599)	(715)	(1,314)
Total comprehensive loss	(2,187)	(69)	(2,256)	(993)	(715)	(1,708)

Basic and diluted income per share	$(0.14)	$(0.02)	$(0.16)	$(0.15)	$(0.18)	$(0.33)

Consolidated Statement of Cash Flows:
Net loss	N/A	N/A	N/A	$(599)	$(715)	$(1,314)
Provision for credit losses	N/A	N/A	N/A	2,567	978	3,545
Deferred income taxes	N/A	N/A	N/A	(231)	(263)	(494)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The restatement had no impact on the Company's consolidated financial statements as of and for the periods ended June 30, 2022 or December 31, 2022.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Recently Issued Accounting Standards
New Accounting Standards Adopted in 2023
ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The ASU changes the methodology for measuring credit losses on financial instruments measured at amortized cost to a CECL model. Under the CECL model, entities are required to estimate credit losses over the entire contractual term of a financial instrument from the date of initial recognition of the instrument. The ASU also changes the existing impairment model for available-for-sale debt securities. In cases where there is neither the intent nor a more-likely-than-not requirement to sell the debt security, an entity should record credit losses as an allowance rather than a direct write-down of the amortized cost basis. Additionally, ASU 2016-13 notes that credit losses related to available-for-sale debt securities and purchased credit impaired loans should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, which amended the effective date of ASU 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, and delayed the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a small reporting company, the delay was applicable to the Company. The Company adopted ASU 2016-13 effective January 1, 2023. This resulted in the Company recording an increase to the allowance for credit losses of $13.0 million and an increase to reserve for unfunded loan commitments of $2.7 million (which is included in other liabilities on the Company’s Consolidated Balance Sheets), and a cumulative-effect adjustment to increase the opening balance of accumulated deficit of $11.5 million, net of $4.2 million tax at the date of adoption.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4.    Loans Receivable and Allowance for Credit Losses
As of June 30, 2023 and December 31, 2022, loans receivable, net, consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Loan portfolio segment:
Commercial Real Estate	$511,655	$437,443
Residential Real Estate	116,454	124,140
Commercial and Industrial	171,574	138,787
Consumer and Other	123,063	141,091
Construction	5,525	4,922
Construction to Permanent - CRE	2,463	1,933
Loans receivable, gross	930,734	848,316
Allowance for credit losses	(24,098)	(10,310)
Loans receivable, net	$906,636	$838,006
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
The Company maintains an ACL for credit losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $1,495,000 at June 30, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the three and six months ended June 30, 2023 and allowance for loan and lease losses for three and six months ended June 30, 2022:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three Months Ended June 30, 2023
Allowance for credit losses:
March 31, 2023	$9,809	$853	$1,799	$12,251	$21	$47	$—	$24,780
Charge-offs	—	—	(4)	(2,516)	(150)	—	—	(2,670)
Recoveries	—	11	9	260	—	—	—	280
Provisions (credits)	230	163	(131)	1,280	162	4	—	1,708	-1
June 30, 2023	$10,039	$1,027	$1,673	$11,275	$33	$51	$—	$24,098

Three Months Ended June 30, 2022
Allowance for loan and lease losses:
March 31, 2022	$4,889	$1,512	$2,860	$319	$56	$9	$92	$9,737
Charge-offs	—	—	—	(100)	—	—	—	(100)
Recoveries	—	—	11	6	—	—	—	17
Provisions (credits)	91	(117)	(555)	838	2	6	10	275
June 30, 2022	$4,980	$1,395	$2,316	$1,063	$58	$15	$102	$9,929
The allowance and provision for the three and six months ended June 30, 2023 are not comparable to prior periods due to the adoption of CECL.
(1) The provision on credit losses for three months ended June 30, 2023 does not include the credit on unfunded loan commitments of $383,000 for the three months ended June 30, 2023.

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Six Months Ended June 30, 2023
Allowance for credit losses:
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
Impact of ASC 326 Adoption	1,626	189	219	10,977	(4)	29	(35)	13,001
Charge-offs	—	—	(6)	(4,312)	(150)	—	—	(4,468)
Recoveries	—	11	16	433	—	—	—	460
Provisions	1,447	162	41	2,970	163	12	—	4,795	(2)
June 30, 2023	$10,039	$1,027	$1,673	$11,275	$33	$51	$—	$24,098

Six Months Ended June 30, 2022
Allowance for loan and lease losses:
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
Charge-offs	—	—	(68)	(147)	(70)	—	—	(285)
Recoveries	—	1	26	7	—	—	—	34
(Credits) provisions	(83)	(306)	(174)	950	50	(26)	(136)	275
June 30, 2022	$4,980	$1,395	$2,316	$1,063	$58	$15	$102	$9,929
(2) The provision on credit losses for six months ended June 30, 2023 does not include the credit on unfunded loan commitments of $1.3 million.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of June 30, 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
June 30, 2023
Allowance for credit losses:
Individually evaluated for impairment	$6,387	$196	$719	$—	$—	$—	$—	$7,302
Collectively evaluated for impairment	3,652	831	954	11,275	33	51	—	16,796
Total allowance for credit losses	$10,039	$1,027	$1,673	$11,275	$33	$51	$—	$24,098

Loans receivable, gross:
Individually evaluated for impairment	$11,368	$2,355	$6,582	$—	$—	$—	$—	$20,305
Collectively evaluated for impairment	500,287	114,099	164,992	123,063	5,525	2,463	—	910,429
Total loans receivable, gross	$511,655	$116,454	$171,574	$123,063	$5,525	$2,463	$—	$930,734
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
The following table summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

(Net income in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023		2022
Basis (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(615)		$1,265	$(1,314)		$2,065
Divided by:
Weighted average shares outstanding	3,965,186		3,957,260	3,965,186		3,956,878

Basic (loss) earnings per share of common stock	$(0.16)		$0.32	$(0.33)		$0.52

Diluted (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(615)		$1,265	$(1,314)		$2,065

Weighted average shares outstanding	3,965,186		3,957,260	3,965,186		3,956,878

Effect of potentially dilutive restricted shares of common stock	—	(1)	9,819	—	(2)	8,395

Divided by:
Weighted average diluted shares outstanding	3,965,186		3,967,079	3,965,186		3,965,273

Diluted (loss) earnings per share of common stock	$(0.16)		$0.32	$(0.33)		$0.52

(1)	The weighted average diluted shares outstanding does not include 1,528 anti-dilutive restricted shares of common stock for the three months ended June 30, 2023.
(2)	The weighted average diluted shares outstanding does not include 427 anti-dilutive restricted shares of common stock for the six months ended June 30, 2023.

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $1.5 million and $8,000 as of June 30, 2023 and December 31, 2022, respectively, which is included in accrued expenses and other liabilities. The increase in allowance for credit loss in 2023 is primarily due to the adoption of CECL.
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
In September 2021, the Bank elected to adopt the CBLR framework. The Bank’s Tier 1 leverage ratio as of June 30, 2023 and December 31, 2022 was 8.54% and 9.27%, respectively. The required leverage ratio is 9.00% under the CBLR framework. The Bank continues to be classified as "well capitalized" under the CBLR framework as the leverage ratio remains above 8% and the Bank has elected to use the two-quarter grace period provided under the framework. Per the CBLR framework, at the conclusion of the grace period (December 31, 2023), it is the Bank's intention to either meet all qualifying criteria to remain in the CBLR framework, or to comply with the generally applicable BASEL III capital rules and the associated reporting requirements. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.
The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at June 30, 2023 and December 31, 2022 are summarized as follows:

(In thousands)	June 30, 2023		December 31, 2022
Patriot Bank, N.A.	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (to average assets):
Actual	$94,871	8.54%	$100,267	9.27%

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of June 30, 2023 and December 31, 2022:

(In thousands)		June 30, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,320	$2,320	$5,182	$5,182
Interest-bearing deposits due from banks	Level 1	68,489	68,489	33,311	33,311
Available-for-sale securities	Level 2	80,665	80,665	75,093	75,093
Available-for-sale securities	Level 3	9,882	9,882	9,427	9,427
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,523	2,523	2,627	2,627
Federal Home Loan Bank stock	Level 2	8,072	8,072	3,874	3,874
Loans receivable, net	Level 3	906,636	893,639	838,006	818,960
Loans held for sale	Level 2	5,860	6,320	5,211	5,534
SBA servicing assets	Level 3	882	977	886	1,013
Accrued interest receivable	Level 2	7,628	7,628	7,267	7,267
Interest rate swap receivable	Level 2	244	244	203	203

Financial assets, total		$1,097,651	$1,085,209	$985,537	$966,941

Financial Liabilities:
Demand deposits	Level 2	$127,817	$127,817	$269,636	$269,636
Savings deposits	Level 2	50,981	50,981	71,002	71,002
Money market deposits	Level 2	298,717	298,717	211,000	211,000
Negotiable order of withdrawal accounts	Level 2	37,970	37,970	34,440	34,440
Time deposits	Level 2	238,768	235,475	225,670	221,353
Brokered deposits	Level 1	109,126	108,641	48,698	47,684
FHLB and other borrowings	Level 2	207,000	205,964	85,000	83,853
Senior notes	Level 2	11,653	11,127	11,640	11,103
Subordinated debt	Level 2	9,854	9,826	9,840	9,680
Junior subordinated debt owed to unconsolidated trust	Level 2	8,132	8,132	8,128	8,128
Note payable	Level 3	481	455	585	544
Accrued interest payable	Level 2	1,117	1,117	585	585
Interest rate swap liability	Level 2	244	244	203	203

Financial liabilities, total		$1,101,860	$1,096,466	$976,427	$969,211
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

Summary
The Company reported net loss of $615,000 ($0.16 basic and diluted loss per share) for the quarter ended June 30, 2023, compared to a net income of $1.3 million ($0.32 basic and diluted earnings per share) for the quarter ended June 30, 2022.
For the six months ended June 30, 2023, net loss was $1,314,000, or $(0.33) basic and diluted loss per share, compared to a net income of $2.1 million, ($0.52 basic and diluted earnings per share) for the six months ended June 30, 2022.
The first half year of 2023 financial results were adversely impacted by an elevated provision for credit losses of $3.5 million, compared to provision of $275,000 for loan losses recorded for the first half year of 2022, and the impact of lower net interest margin which was affected by the higher funding costs resulting from the recent uncertainty in the banking sector.
The Bank reported steady loan growth of 6% in the second quarter of 2023, compared to the loan growth of 3.6% in the first quarter of 2023 while net interest income was unchanged from the second quarter of 2022 and 4% below the first quarter of 2023.

FINANCIAL CONDITION
Total assets increased $114.3 million to $1.2 billion as of June 30, 2023, compared to $1.0 billion at December 31, 2022, primarily due to the increases in cash of $32.3 million and loans receivable of $82.4 million as of June 30, 2023.
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
Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of June 30, 2023, and December 31, 2022:

(In thousands)	June 30, 2023		December 31, 2022
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$511,655	54.99%	$437,443	51.57%
Residential Real Estate	116,454	12.51%	124,140	14.63%
Commercial and Industrial	171,574	18.43%	138,787	16.36%
Consumer and Other	123,063	13.22%	141,091	16.63%
Construction	5,525	0.59%	4,922	0.58%
Construction to permanent - CRE	2,463	0.26%	1,933	0.23%
Loans receivable, gross	930,734	100.00%	848,316	100.00%
Allowance for credit losses	(24,098)		(10,310)
Loans receivable, net	$906,636		$838,006
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
At June 30, 2023, the net loan to deposit ratio was 105.0% and the net loan to total assets ratio was 78.3%. At December 31, 2022, these ratios were 97.4% and 80.3%, respectively.

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
The allowance for credit losses on loans was $24.1 million as of June 30, 2023, compared to allowance for loans and lease losses of $10.3 million as of December 31, 2022. The increase in allowance was mainly due to the adoption of CECL as the Company recorded a transition adjustment of $13.0 million effective January 1, 2023. Based upon the overall assessment and evaluation of the loan portfolio at June 30, 2023, management believes $24.1 million in the allowance for credit losses, which represented 2.59% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio. A provision for loan losses of $1.7 million and $4.8 million was recorded for the three and six months ended June 30, 2023, respectively.
The following table provides detail of activity in the allowance for credit losses. During the three and six months ended June 30, 2023, the Company used the CECL methodology while the incurred loss methodology was used in prior years:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Balance at beginning of the period	$24,780	$9,737	$10,310	$9,905
Charge-offs:
Commercial and Industrial	(4)	—	(6)	(68)
Consumer and Other	(2,516)	(100)	(4,312)	(147)
Construction	(150)	—	(150)	(70)
Total charge-offs	(2,670)	(100)	(4,468)	(285)
Recoveries:
Residential Real Estate	11	—	11	1
Commercial and Industrial	9	11	16	26
Consumer and Other	260	6	433	7
Total recoveries	280	17	460	34

Net charge-offs	(2,390)	(83)	(4,008)	(251)

Impact of CECL adoption	—	—	13,001	—
Provision for credit losses	1,708	275	4,795	275
Balance at end of the period	$24,098	$9,929	$24,098	$9,929

Ratios:
Net charge-offs to average loans	0.26%	0.01%	(0.451)%	(0.032)%
Allowance for credit losses to total loans	2.59%	1.16%	2.59%	1.16%

The following table provides an allocation of allowance for credit losses by portfolio segment:

(In thousands)	June 30, 2023		December 31, 2022
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$10,039	54.99%	$6,966	51.57%
Residential Real Estate	1,027	12.51%	665	14.63%
Commercial and Industrial	1,673	18.43%	1,403	16.36%
Consumer and Other	11,275	13.22%	1,207	16.63%
Construction	33	0.59%	24	0.58%
Construction to permanent - CRE	51	0.26%	10	0.23%
Unallocated	—	N/A	35	N/A
Total Allowance for credit losses	$24,098	100.00%	$10,310	100.00%
Non-performing Assets
The following table presents non-performing assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Non-accruing loans:
Commercial Real Estate	$11,368	$11,241
Residential Real Estate	2,565	2,470
Commercial and Industrial	6,655	4,833
Consumer and Other	46	49
Total non-accruing loans	20,634	18,593

Loans past due over 90 days and still accruing	1,428	1,155
Total nonperforming assets	$22,062	$19,748

Nonperforming assets to total assets	1.91%	1.89%
Nonperforming loans to total loans, net	2.43%	2.36%
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
Deferred Taxes
Deferred tax assets were $20.4 million and $15.5 million at June 30, 2023 and December 31, 2022, respectively. Deferred tax assets consist predominately of state net operating losses, capitalized costs and allowances for loan losses.
The effective tax benefit rate for the three and six months ended June 30, 2023 was 27.30% and 27.08%, respectively, compared to the effective tax provision rate of 27.34% and 27.59% for the three and six months ended June 30, 2022, respectively. The Company’s effective rates for both periods was affected by state taxes and non-deductible expenses.
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
Equity
Equity decreased $13.2 million, from $59.6 million at December 31, 2022 to $46.4 million at June 30, 2023, primarily due to a cumulative adjustment to the opening balance of accumulated deficit of $11.5 million upon adoption of CECL effective January 1, 2023, a net loss of $1,314,000 for the six months ended June 30, 2023, and a net unrealized holding loss for investment portfolio of $394,000.
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

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and six months ended June 30, 2023 and 2022:

(In thousands)	Three Months Ended June 30,
	June 30, 2023			June 30, 2022
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$916,321	$14,052	6.15%	$819,532	$9,044	4.43%
Investments	104,551	858	3.28%	91,622	575	2.51%
Cash equivalents and other	25,435	399	6.29%	34,862	68	0.78%

Total interest earning assets	1,046,307	15,309	5.87%	946,016	9,687	4.11%

Cash and due from banks	2,348			6,904
Allowance for loan losses	(23,587)			(9,695)
Other assets	67,711			67,246

Total Assets	$1,092,779			$1,010,471

Liabilities
Interest bearing liabilities:
Deposits	$721,917	$5,248	2.92%	$576,310	$757	0.53%
Borrowings	147,374	1,723	4.69%	91,868	747	3.26%
Senior notes	11,631	289	9.94%	12,000	210	7.00%
Subordinated debt	17,980	333	7.43%	17,942	251	5.61%
Note Payable and other	496	3	2.43%	703	2	1.14%

Total interest bearing liabilities	899,398	7,596	3.39%	698,823	1,967	1.13%

Demand deposits	136,975			239,082
Other liabilities	6,644			10,707

Total Liabilities	1,043,017			948,612

Shareholders' equity	49,762			61,859

Total Liabilities and Shareholders' Equity	$1,092,779			$1,010,471

Net interest income		$7,713			$7,720

Interest margin			2.96%			3.27%
Interest spread			2.48%			2.98%

(In thousands)	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$888,461	$26,602	6.04%	$784,091	$16,708	4.30%
Investments	102,139	1,673	3.28%	97,441	1,210	2.48%
Cash equivalents and other	26,518	680	5.17%	37,282	89	0.48%

Total interest earning assets	1,017,118	28,955	5.74%	918,814	18,007	3.95%

Cash and due from banks	3,856			7,584
Allowance for loan losses	(23,135)			(9,788)
Other assets	69,102			67,880

Total Assets	$1,066,941			$984,490

Liabilities
Interest bearing liabilities:
Deposits	$673,440	8,827	2.64%	$552,734	1,166	0.43%
Borrowings	142,215	3,159	4.48%	93,542	1,484	3.20%
Senior notes	11,625	579	9.96%	12,000	420	7.00%
Subordinated debt	17,976	659	7.39%	17,938	485	5.45%
Note Payable and other	522	5	1.93%	730	6	1.66%

Total interest bearing liabilities	845,778	13,229	3.15%	676,944	3,561	1.06%

Demand deposits	163,844			233,111
Other liabilities	7,546			10,305

Total Liabilities	1,017,168			920,360

Shareholders' equity	49,773			64,130

Total Liabilities and Shareholders' Equity	$1,066,941			$984,490

Net interest income		$15,726			$14,446

Interest margin			3.12%			3.17%
Interest spread			2.59%			2.89%

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

Provision for Credit Losses
Beginning January 1, 2023, the Company adopted the CECL accounting standard. Provision for credit losses for the three and six months ended June 30, 2023, amounted to $1.3 million and $3.5 million. This encompassed a provision for credit losses on loans of $1.7 million and $4.8 million, respectively, which was partially offset by a credit reserve of $382,000 and $1,250,000, respectively, for the off-balance-sheet exposure. For the three and six months ended June 30, 2022, a loan loss provision of $275,000 was recorded, with no recorded reserve for the off-balance-sheet exposure.
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
Provision for income taxes
The Company reported a benefit for income taxes of $231,000 and $488,000 for the three and six months ended June 30, 2023, respectively, compared to a provision for income taxes of $476,000 and $787,000 for the three and six months ended June 30, 2022, respectively.

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

Capital
In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk-based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. In September 2021, the Bank adopted the CBLR framework. The Bank’s Tier 1 leverage ratio as of June 30, 2023 and December 31, 2022 was 8.54% and 9.27%, respectively. The bank continues to be classified as "well capitalized" under the CBLR framework as the leverage ratio remains above 8% and the Bank has elected to use the two-quarter grace period provided under the framework. Per the CBLR framework, at the conclusion of the grace period (December 31, 2023), it is the bank's intention to either meet all qualifying criteria to remain in the CBLR framework, or to comply with the generally applicable BASEL III capital rules and the associated reporting requirements. Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain a “well capitalized” classification.

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
Patriot’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of its disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). In connection with our self-evaluation an accounting error was identified as explained in the explanatory note contained in this filing, Patriot's Chief Executive Officer and Chief Financial Officer have determined that the Company’s financial reporting controls and procedures with respect to the allowance for credit losses were not operating effectively for the quarter ended June 30, 2023. Accordingly, management has determined that the Company's disclosure controls and procedures were not effective as of June 30, 2023.
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