Form 10-Q
period 2023-09-30
PATRIOT NATIONAL BANCORP INC
filed 2023-11-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,350	$5,182
Interest bearing deposits	76,578	33,311
Total cash and cash equivalents	78,928	38,493
Investment securities:
Available-for-sale securities, at fair value	85,686	84,520
Other investments, at cost	4,450	4,450
Total investment securities	90,136	88,970

Federal Reserve Bank stock, at cost	2,449	2,627
Federal Home Loan Bank stock, at cost	5,372	3,874
Loans receivable (net of allowance for credit losses: 2023: $25,668 and 2022: $10,310)	864,224	838,006
Loans held for sale	21,934	5,211
Accrued interest and dividends receivable	7,124	7,267
Premises and equipment, net	30,144	30,641
Deferred tax asset	26,128	15,527
Goodwill	1,107	1,107
Core deposit intangible, net	214	249
Other assets	8,971	11,387
Total assets	$1,136,731	$1,043,359

Liabilities
Deposits:
Noninterest bearing deposits	$136,101	$269,636
Interest bearing deposits	700,922	590,810
Total deposits	837,023	860,446

Federal Home Loan Bank and correspondent bank borrowings	215,000	85,000
Senior notes, net	11,688	11,640
Subordinated debt, net	9,862	9,840
Junior subordinated debt owed to unconsolidated trust, net	8,135	8,128
Note payable	429	585
Advances from borrowers for taxes and insurance	2,939	886
Accrued expenses and other liabilities	11,681	7,251
Total liabilities	1,096,757	983,776

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of September 30, 2023: 4,038,927 shares issued; 3,965,186 shares outstanding; As of December 31, 2022: 4,038,927 shares issued; 3,965,186 shares outstanding.	106,642	106,565
Accumulated deficit	(47,931)	(31,337)
Accumulated other comprehensive loss	(18,737)	(15,645)
Total shareholders' equity	39,974	59,583
Total liabilities and shareholders' equity	$1,136,731	$1,043,359
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Interest and Dividend Income
Interest and fees on loans	$13,936	$11,250	$40,538	$27,958
Interest on investment securities	640	555	2,007	1,635
Dividends on investment securities	110	99	416	229
Other interest income	384	135	1,064	224
Total interest and dividend income	15,070	12,039	44,025	30,046

Interest Expense
Interest on deposits	6,220	1,493	15,047	2,659
Interest on Federal Home Loan Bank and correspondent bank borrowings	1,624	806	4,783	2,290
Interest on senior debt	290	218	869	638
Interest on subordinated debt	409	276	1,068	761
Interest on note payable	2	3	7	9
Total interest expense	8,545	2,796	21,774	6,357

Net interest income	6,525	9,243	22,251	23,689

Provision for credit losses	4,688	200	8,233	475

Net interest income after provision for credit losses	1,837	9,043	14,018	23,214

Non-interest Income
Loan application, inspection and processing fees	310	102	554	278
Deposit fees and service charges	69	67	211	191
Gains on sales of loans	3	182	169	691
Rental income	106	124	330	448
Gain on sale of investment securities	—	—	24	—
Other income	681	179	1,545	658
Total non-interest income	1,169	654	2,833	2,266

Non-interest Expense
Salaries and benefits	4,833	4,330	13,761	11,439
Occupancy and equipment expense	870	862	2,593	2,579
Data processing expense	355	297	965	910
Professional and other outside services	702	541	2,343	1,889
Project expenses, net	—	50	93	131
Advertising and promotional expense	61	50	223	191
Loan administration and processing expense	48	37	202	184
Regulatory assessments	292	245	791	598
Insurance expense, net	70	54	215	207
Communications, stationary and supplies	232	208	664	482
Other operating expense	646	540	1,906	1,535
Total non-interest expense	8,109	7,214	23,756	20,145

(Loss) income before income taxes	(5,103)	2,483	(6,905)	5,335

(Benefit) provision for income taxes	(1,333)	157	(1,821)	944

Net (loss) income	$(3,770)	$2,326	$(5,084)	$4,391

Basic (loss) earnings per share	$(0.95)	$0.59	$(1.28)	$1.11
Diluted (loss) earnings per share	$(0.95)	$0.59	$(1.28)	$1.11
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net (loss) income	$(3,770)	$2,326	$(5,084)	$4,391
Other comprehensive (loss) income

Unrealized holding loss on securities	(3,636)	(5,587)	(4,143)	(18,590)
Income tax effect	938	1,441	1,069	4,796
Reclassification for realized gain on sale of investment securities	—	—	(24)	—
Income tax effect	—	—	6	—
Total securities available-for-sale	(2,698)	(4,146)	(3,092)	(13,794)

Comprehensive loss	$(6,468)	$(1,820)	$(8,176)	$(9,403)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at June 30, 2023	3,965,186	$106,611	$(44,161)	$(16,039)	$46,411
Comprehensive loss:
Net loss	—	—	(3,770)	—	(3,770)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(2,698)	(2,698)
Total comprehensive loss	—	—	(3,770)	(2,698)	(6,468)
Share-based compensation expense	—	31	—	—	31
Balance at September 30, 2023	3,965,186	$106,642	$(47,931)	$(18,737)	$39,974

	Three Months Ended September 30, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at June 30, 2022	3,957,269	$106,520	$(35,433)	$(11,285)	$59,802
Comprehensive income (loss):
Net income	—	—	2,326	—	2,326
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(4,146)	(4,146)
Total comprehensive income (loss)	—	—	2,326	(4,146)	(1,820)
Share-based compensation expense	—	22	—	—	22
Vesting of restricted stock	—	—	—	—	—
Balance at September 30, 2022	3,957,269	$106,542	$(33,107)	$(15,431)	$58,004

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Nine Months Ended September 30, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2023	3,965,186	$106,565	$(31,337)	$(15,645)	$59,583
Transition adjustment related to adoption of ASC 326, net of tax	—	—	(11,510)	—	(11,510)
Comprehensive loss:
Net income	—	—	(5,084)	—	(5,084)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(3,092)	(3,092)
Total comprehensive loss	—	—	(5,084)	(3,092)	(8,176)
Share-based compensation expense	—	77	—	—	77
Balance at September 30, 2023	3,965,186	$106,642	$(47,931)	$(18,737)	$39,974

	Nine Months Ended September 30, 2022
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2022	3,956,492	$106,479	$(37,498)	$(1,637)	$67,344
Comprehensive income (loss):
Net income	—	—	4,391	—	4,391
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(13,794)	(13,794)
Total comprehensive income (loss)	—	—	4,391	(13,794)	(9,403)
Share-based compensation expense	—	63	—	—	63
Vesting of restricted stock	777	—	—	—	—
Balance at September 30, 2022	3,957,269	$106,542	$(33,107)	$(15,431)	$58,004
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(5,084)	$4,391

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization and accretion of investment premiums and discounts, net	(82)	(12)
Amortization and accretion of purchase loan premiums and discounts, net	1,648	2,002
Amortization of debt issuance costs	133	27
Amortization of core deposit intangible	35	35
Amortization of servicing assets of sold SBA loans	92	66
Provision for credit losses	8,233	475
Depreciation and amortization	904	981
Gain on sales of available-for-sale securities	(24)	—
Share-based compensation	77	63
(Increase) decrease in deferred income taxes, net	(5,298)	885
Originations of loans held for sale, net	(21,312)	(15,718)
Proceeds from sale of SBA loans held for sale	4,758	10,516
Gains on sale of SBA loans held for sale, net	(169)	(691)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	143	(682)
Decrease (increase) in other assets	2,213	(325)
Increase (decrease) in accrued expenses and other liabilities	3,185	(2,394)
Net cash used in operating activities	(10,548)	(381)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	1,780	3,600
Principal repayments on available-for-sale securities	3,408	5,575
Purchases of available-for-sale securities	(10,415)	(19,329)
Redemptions of Federal Reserve Bank stock	178	172
Purchases of Federal Home Loan Bank stock	(1,498)	(1,290)
Origination of loans receivable	(152,758)	(159,125)
Purchases of loans receivable	(19,751)	(125,765)
Payments received on loans receivable	121,962	159,164
Purchases of premises and equipment	(397)	(322)
Net cash used in investing activities	(57,491)	(137,320)

Cash Flows from Financing Activities:
(Decrease) increase in deposits, net	(23,423)	85,833
Increase in FHLB and correspondent bank borrowings	130,000	35,000
Principal repayments of note payable	(156)	(154)
Decrease in advances from borrowers for taxes and insurance	2,053	1,161
Net cash provided by financing activities	108,474	121,840

Net increase (decrease) in cash and cash equivalents	40,435	(15,861)

Cash and cash equivalents at beginning of period	38,493	47,045

Cash and cash equivalents at end of period	$78,928	$31,184

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,611	$5,950
Cash paid for income taxes	44	103

Non-cash transactions:
Capitalized servicing assets	$85	$188

Transfers of loans held for sale to loans receivable	$—	$274

Operating lease right-of-use assets	16	80

Decrease in interest rate swaps	169	(509)

Capital raise deferred costs	—	1,177

Expected credit loss for loans - ASC 326 adoption	13,001	—
Expected credit loss for unfunded loan commitments - ASC 326 adoption	2,737	—
Deferred tax assets - ASC 326 adoption	(4,228)	—
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
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the remainder of 2023.
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
Recently issued Accounting Pronouncements not yet Adopted
ASU 2023-06
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this Update modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this Update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The adoption of ASU 2023-06 is not expected to have an impact on the Company’s financial condition or results of operations but could change certain disclosures. The Company will continue to monitor for SEC action, and plan accordingly for adoption.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3.    Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2023 and December 31, 2022 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2023:
U. S. Government agency and mortgage-backed securities	$81,233	$—	$(18,602)	$62,631
Corporate bonds	17,994	—	(4,785)	13,209
Subordinated notes	5,000	—	(736)	4,264
SBA loan pools	6,151	—	(1,030)	5,121
Municipal bonds	560	—	(99)	461
Total available-for-sale securities	$110,938	$—	$(25,252)	$85,686

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$73,480	$—	$(14,434)	$59,046
Corporate bonds	19,773	7	(5,125)	14,655
Subordinated notes	5,000	—	(398)	4,602
SBA loan pools	6,791	—	(1,073)	5,718
Municipal bonds	561	—	(62)	499
Total available-for-sale securities	$105,605	$7	$(21,092)	$84,520
The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of September 30, 2023 and December 31, 2022:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
September 30, 2023:
U. S. Government agency and mortgage-backed securities	$9,652	$(664)	$52,979	$(17,938)	$62,631	$(18,602)
Corporate bonds	—	—	13,209	(4,785)	13,209	(4,785)
Subordinated notes	—	—	4,264	(736)	4,264	(736)
SBA loan pools	—	—	5,121	(1,030)	5,121	(1,030)
Municipal bonds	—	—	461	(99)	461	(99)
Total available-for-sale securities	$9,652	$(664)	$76,034	$(24,588)	$85,686	$(25,252)

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$11,126	$(633)	$47,920	$(13,801)	$59,046	$(14,434)
Corporate bonds	1,959	(64)	10,934	(5,061)	12,893	(5,125)
Subordinated notes	4,602	(398)	—	—	4,602	(398)
SBA loan pools	1,437	(12)	4,280	(1,061)	5,717	(1,073)
Municipal bonds	—	—	498	(62)	498	(62)
Total available-for-sale securities	$19,124	$(1,107)	$63,632	$(19,985)	$82,756	$(21,092)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
As of September 30, 2023 and December 31, 2022, fifty of fifty and forty-six of forty-seven available-for-sale securities had unrealized losses with an aggregate decline of (22.8)% and (20.3)% from the amortized cost of those securities, respectively.
At September 30, 2023, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of September 30, 2023, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities at September 30, 2023. All debt securities in an unrealized loss position as of September 30, 2023 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of September 30, 2023 and December 31, 2022, available-for-sale securities of $65.6 million and $30.8 million, respectively, were pledged to the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the FHLB and municipal deposits.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of September 30, 2023 and December 31, 2022. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
September 30, 2023:
Corporate bonds	$2,000	$15,994	$—	$17,994	$1,876	$11,333	$—	$13,209
Subordinated notes	3,000	2,000	—	5,000	2,522	1,742	—	4,264
SBA loan pools	—	1,245	4,906	6,151	—	1,232	3,889	5,121
Municipal bonds	154	406	—	560	136	325	—	461
Available-for-sale securities with stated maturity dates	5,154	19,645	4,906	29,705	4,534	14,632	3,889	23,055
U. S. Government agency and mortgage-backed securities	—	5,230	76,003	81,233	—	3,911	58,720	62,631
Total available-for-sale securities	$5,154	$24,875	$80,909	$110,938	$4,534	$18,543	$62,609	$85,686

December 31, 2022:
Corporate bonds	$3,778	$15,995	$—	$19,773	$3,721	$10,934	$—	$14,655
Subordinated notes	3,000	2,000	—	5,000	2,830	1,772	—	4,602
SBA loan pools	—	1,449	5,342	6,791	—	1,438	4,280	5,718
Municipal bonds	154	407	—	561	139	360	—	499
Available-for-sale securities with stated maturity dates	6,932	19,851	5,342	32,125	6,690	14,504	4,280	25,474
U. S. Government agency and mortgage-backed securities	—	5,276	68,204	73,480	—	4,129	54,917	59,046
Total available-for-sale securities	$6,932	$25,127	$73,546	$105,605	$6,690	$18,633	$59,197	$84,520

During the nine months ended September 30, 2023, the Company purchased $10.4 million U.S. Government agency mortgage-backed securities and sold $1.8 million available-for-sale securities and recognized a net gain on sale of $24,000. During the nine months ended September 30, 2022, the Company purchased $11.8 million U.S. Government agency mortgage-backed securities, $2.0 million corporate bonds and $4.0 million subordinated notes, and $1.5 million SBA government guaranteed loan pools securities. The Company did not sell any available-for-sale securities during the nine months ended September 30, 2022.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4.    Loans Receivable and Allowance for Credit Losses
As of September 30, 2023 and December 31, 2022, loans receivable, net, consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Loan portfolio segment:
Commercial Real Estate	$499,132	$437,443
Residential Real Estate	112,600	124,140
Commercial and Industrial	160,496	138,787
Consumer and Other	111,411	141,091
Construction	3,790	4,922
Construction to Permanent - CRE	2,463	1,933
Loans receivable, gross	889,892	848,316
Allowance for credit losses	(25,668)	(10,310)
Loans receivable, net	$864,224	$838,006
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
During the three and nine months ended September 30, 2023, Patriot did not purchase any commercial real estate loans. There were zero and $20.7 million commercial real estate loans purchased during the three and nine months ended September 30, 2022, respectively.
Residential Real Estate Loans
During the three and nine months ended September 30, 2023 and 2022, Patriot did not purchase any residential real estate loans.

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
Patriot’s syndicated and leveraged loan portfolio totaled $5.8 million at both September 30, 2023 and December 31, 2022. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
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
The Company has purchased unsecured consumer loans from a third party which are higher yielding loans of 2-5 year terms that are expected to incur an increased level of charge-offs. Loans outstanding under this program at September 30, 2023 and December 31, 2022 totaled $58.6 million and $78.9 million, respectively. Loans purchased under this program totaled $1.8 million and $15.4 million for three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, the Bank purchased $25.5 million and $75.8 million unsecured consumer loans, respectively.
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
During the three and nine months ended September 30, 2023, Patriot purchased home equity line of credit loans (“HELOC”) of $1.5 million. During the three and nine months ended September 30, 2022, the Bank purchased HELOC loans of $1.6 million and $29.3 million, respectively.

Construction Loans
Construction loans are of a short-term nature, generally of eighteen months or less, that are secured by land and improvements intended for commercial, residential, or mixed-use development. Loan proceeds may be used for the acquisition of or improvements to the land under development and funds are generally disbursed as phases of construction are completed.
Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and financial strength of the builder, the type and location of the property, and other factors. Construction loans tend to be personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by an inability to complete construction, a downturn in the market for new construction, by a significant increase in interest rates, or by decline in general economic conditions. The construction loans outstanding at September 30, 2023 and December 31, 2022 totaled $3.8 million and $4.9 million, respectively.

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
SBA Loans
Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $32.3 million and $32.5 million as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023 and 2022, no SBA loans previously classified as held for sale were transferred to held for investment.
Small Business Administration Paycheck Protection Program
Under the Paycheck Protection Program of the CARES Act, small business loans were authorized to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans. The Bank participated in the SBA’s Paycheck Protection Program in 2021. Paycheck Protection Program loans totaled $134,000 and $157,000 as of September 30, 2023 and December 31, 2022, respectively, which are included in the commercial and industrial loan classifications.

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
Consumer loans carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans, and carry generally low relative balances across a diverse borrowing pool. Risk of default is assessed based on FICO scores, debt to income ratios, historical loss rates other common consumer loan metrics.
The Company maintains an ACL for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $1.4 million at September 30, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the three and nine months ended September 30, 2023 and allowance for loan and lease losses for three and nine months ended September 30, 2022:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three Months Ended September 30, 2023
Allowance for credit losses:
June 30, 2023	$10,039	$1,027	$1,673	$11,275	$33	$51	$—	$24,098
Charge-offs	—	(113)	(423)	(3,012)	—	—	—	(3,548)
Recoveries	—	3	9	306	—	—	—	318
Provisions (credits)	3,321	171	149	1,127	(31)	63	—	4,800	(1)
September 30, 2023	$13,360	$1,088	$1,408	$9,696	$2	$114	$—	$25,668

Three Months Ended September 30, 2022
Allowance for loan and lease losses:
June 30, 2022	$4,980	$1,395	$2,316	$1,063	$58	$15	$102	$9,929
Charge-offs	—	—	—	(366)	—	—	—	(366)
Recoveries	154	3	12	20	—	—	—	189
Provisions (credits)	1,653	(930)	(490)	22	(20)	(10)	(25)	200
September 30, 2022	$6,787	$468	$1,838	$739	$38	$5	$77	$9,952
The allowance and provision for the three and nine months ended September 30, 2023 are not comparable to prior periods due to the adoption of CECL.
(1) The provision on credit losses included in the above table for the three months ended September 30, 2023 does not include the credit on unfunded loan commitments of $112,000 for the three months ended September 30, 2023.

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Nine Months Ended September 30, 2023
Allowance for credit losses:
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
Impact of ASC 326 Adoption	1,626	189	219	10,977	(4)	29	(35)	13,001
Charge-offs	—	(113)	(429)	(7,324)	(150)	—	—	(8,016)
Recoveries	—	14	25	739	—	—	—	778
Provisions	4,768	333	190	4,097	132	75	—	9,595	(2)
September 30, 2023	$13,360	$1,088	$1,408	$9,696	$2	$114	$—	$25,668

Nine Months Ended September 30, 2022
Allowance for loan and lease losses:
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
Charge-offs	—	—	(70)	(513)	(68)	—	—	(651)
Recoveries	154	4	38	27	—	—	—	223
(Credits) provisions	1,570	(1,236)	(662)	972	28	(36)	(161)	475
September 30, 2022	$6,787	$468	$1,838	$739	$38	$5	$77	$9,952
(2) The provision on credit losses for the nine months ended September 30, 2023 does not include the credit on unfunded loan commitments of $1.4 million.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of September 30, 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
September 30, 2023
Allowance for credit losses:
Individually evaluated for impairment	$10,409	$293	$534	$—	$—	$—	$—	$11,236
Collectively evaluated for impairment	2,951	795	874	9,696	2	114	—	14,432
Total allowance for credit losses	$13,360	$1,088	$1,408	$9,696	$2	$114	$—	$25,668

Loans receivable, gross:
Individually evaluated for impairment	$21,616	$1,623	$6,040	$—	$479	$—	$—	$29,758
Collectively evaluated for impairment	477,516	110,977	154,456	111,411	3,311	2,463	—	860,134
Total loans receivable, gross	$499,132	$112,600	$160,496	$111,411	$3,790	$2,463	$—	$889,892
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize loan amortized cost by vintage, credit quality indicator and class of loans based on year of origination:

	Term of Loans by Origination
As of September 30, 2023:	2023	2022	2021	2020	2019	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$104,575	$154,128	$112,405	$3,705	$30,436	$67,304	$—	$472,553
Substandard	—	—	—	—	21,235	5,344	—	26,579
	104,575	154,128	112,405	3,705	51,671	72,648	—	499,132
Residential Real Estate:
Pass	26	1,259	3,111	11,990	15,830	78,180	581	110,977
Substandard	—	—	—	—	—	1,623	—	1,623
	26	1,259	3,111	11,990	15,830	79,803	581	112,600
Commercial and Industrial:
Pass	2,601	14,653	22,623	8,137	7,812	7,818	89,244	152,888
Special mention	7	—	808	—	142	11	—	968
Substandard	17	535	801	—	3,906	1,381	—	6,640
	2,625	15,188	24,232	8,137	11,860	9,210	89,244	160,496
Consumer and Other:
Pass	7,998	44,086	5,747	—	5,759	15,224	31,520	110,334
Substandard	182	772	101	—	—	22	—	1,077
	8,180	44,858	5,848	—	5,759	15,246	31,520	111,411
Construction:
Pass	—	—	3,311	—	—	—	—	3,311
Substandard	—	—	—	—	479	—	—	479
	—	—	3,311	—	479	—	—	3,790
Construction to Permanent -CRE:
Special mention	—	—	2,463	—	—	—	—	2,463
	—	—	2,463	—	—	—	—	2,463

Total	$115,406	$215,433	$151,370	$23,832	$85,599	$176,907	$121,345	$889,892

Loans receivable, gross:
Pass	$115,200	$214,126	$147,197	$23,832	$59,837	$168,526	$121,345	$850,063
Special mention	7	—	3,271	—	142	11	—	3,431
Substandard	199	1,307	902	—	25,620	8,370	—	36,398
Loans receivable, gross	$115,406	$215,433	$151,370	$23,832	$85,599	$176,907	$121,345	$889,892

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of September 30, 2023.

(In thousands)	Performing (Accruing) Loans
As of September 30, 2023:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$2,275	$—	$—	$2,275	$470,278	$472,553	$—	$472,553
Substandard	320	—	—	320	4,643	4,963	21,616	26,579
	2,595	—	—	2,595	474,921	477,516	21,616	499,132
Residential Real Estate:
Pass	1,329	—	—	1,329	109,648	110,977	—	110,977
Substandard	—	—	—	—	—	—	1,623	1,623
	1,329	—	—	1,329	109,648	110,977	1,623	112,600
Commercial and Industrial:
Pass	455	—	—	455	152,433	152,888	—	152,888
Special mention	—	—	—	—	968	968	—	968
Substandard	533	—	—	533	50	583	6,057	6,640
	988	—	—	988	153,451	154,439	6,057	160,496
Consumer and Other:
Pass	1,475	876	40	2,391	107,943	110,334	—	110,334
Substandard	—	—	—	—	22	22	1,055	1,077
	1,475	876	40	2,391	107,965	110,356	1,055	111,411
Construction:
Pass	—	—	—	—	3,311	3,311	—	3,311
Substandard	—	—	—	—	—	—	479	479
	—	—	—	—	3,311	3,311	479	3,790
Construction to Permanent - CRE:
Special mention	—	—	—	—	2,463	2,463	—	2,463
	—	—	—	—	2,463	2,463	—	2,463

Total	$6,387	$876	$40	$7,303	$851,759	$859,062	$30,830	$889,892

Loans receivable, gross:
Pass	$5,534	$876	$40	$6,450	$843,613	$850,063	$—	$850,063
Special mention	—	—	—	—	3,431	3,431	—	3,431
Substandard	853	—	—	853	4,715	5,568	30,830	36,398
Loans receivable, gross	$6,387	$876	$40	$7,303	$851,759	$859,062	$30,830	$889,892

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of September 30, 2023 and December 31, 2022:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of September 30, 2023:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$—	$—	$11,362	$11,362	$10,254	$21,616
Residential Real Estate:
Substandard	—	—	1,623	1,623	—	1,623
Commercial and Industrial:
Substandard	—	994	4,035	5,029	1,028	6,057
Consumer and Other:
Substandard	—	19	1,036	1,055	—	1,055
Construction:
Substandard	—	—	—	—	479	479
Total non-accruing loans	$—	$1,013	$18,056	$19,069	$11,761	$30,830

As of December 31, 2022:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$—	$—	$11,241	$11,241	$—	$11,241
Residential Real Estate:
Substandard	657	—	1,796	2,453	17	2,470
Commercial and Industrial:
Substandard	46	395	3,196	3,637	1,196	4,833
Consumer and Other:
Substandard	—	—	27	27	22	49
Total non-accruing loans	$703	$395	$16,260	$17,358	$1,235	$18,593
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
All interest accrued, but not collected for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is generally accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, after at least six months of timely payment history. The Bank considers loans under $100,000 and consumer installment loans to be pools of smaller homogeneous loan balances, and therefore are collectively evaluated for impairment, and not individually measured for impairment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $328,000 and $605,000 would have been recognized during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, additional interest income (net of cash collected) of approximately $159,000 and $262,000 would have been recognized, respectively.
Interest income collected and recognized on non-accruing loans for the three and nine months ended September 30, 2023 was $152,000 and $396,000, respectively. During the three and nine months ended September 30, 2022, interest income collected and recognized on non-accruing loans was $33,000 and $237,000, respectively.
Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023			December 31, 2022
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$382	$425	$—	$2,435	$2,428	$—
Residential Real Estate	—	—	—	2,402	2,224	—
Commercial and Industrial	3,501	4,323	—	1,939	2,424	—
Consumer and Other	—	—	—	514	514	—
Construction	479	475	—	—	—	—
	4,362	5,223	—	7,290	7,590	—
With a related allowance recorded:
Commercial Real Estate	21,234	21,165	10,409	8,806	8,656	5,430
Residential Real Estate	1,623	1,448	293	106	105	5
Commercial and Industrial	2,539	3,979	534	2,714	2,863	608
	25,396	26,592	11,236	11,626	11,624	6,043

Individually evaluated loans, Total:
Commercial Real Estate	21,616	21,590	10,409	11,241	11,084	5,430
Residential Real Estate	1,623	1,448	293	2,508	2,329	5
Commercial and Industrial	6,040	8,302	534	4,653	5,287	608
Consumer and Other	—	—	—	514	514	—
Construction	479	475	—	—	—	—
Total	$29,758	$31,815	$11,236	$18,916	$19,214	$6,043

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes additional information regarding individually evaluated loans by class for the three and nine months ended September 30, 2023 and 2022.

	Three Month Ended September 30,				Nine Months Ended September 30,
(In thousands)	2023		2022		2023		2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$384	$—	$6,704	$13	$591	$—	$6,716	$31
Residential Real Estate	183	—	1,580	8	694	—	2,332	72
Commercial and Industrial	3,246	97	2,354	—	2,639	212	1,311	5
Consumer and Other	—	—	342	6	205	—	449	15
Construction	362	—	—	—	840	—	—	—
	4,175	97	10,980	27	4,969	212	10,808	123
With a related allowance recorded:
Commercial Real Estate	10,405	—	7,096	7	13,833	15	8,156	72
Residential Real Estate	1,352	—	1,525	6	1,514	—	885	4
Commercial and Industrial	4,052	55	2,358	—	3,821	169	3,167	49
Consumer and Other	18	—	—	—	7	—	—	—
	15,827	55	10,979	13	19,175	184	12,208	125
Individually evaluated loans, Total:
Commercial Real Estate	10,789	—	13,800	20	14,424	15	14,872	103
Residential Real Estate	1,535	—	3,105	14	2,208	—	3,217	76
Commercial and Industrial	7,298	152	4,712	—	6,460	381	4,478	54
Consumer and Other	18	—	342	6	212	—	449	15
Construction	362	—	—	—	840	—	—	—
Total	$20,002	$152	$21,959	$40	$24,144	$396	$23,016	$248
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
During the three and nine months ended September 30, 2023 and 2022, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and nine months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. As of September 30, 2023 and December 31, 2022, there were no commitments to advance additional funds under the modified loans.

Note 5.    Loans Held for Sale
SBA Loans held for sale
SBA Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of September 30, 2023, SBA loans held for sale was $8.7 million, consisting of $3.2 million SBA commercial and industrial loans and $5.5 million SBA commercial real estate loans, respectively. There were $5.2 million of SBA loans held for sale at December 31, 2022, consisting of $3.1 million SBA commercial and industrial loans and $2.1 million SBA commercial real estate loans. During the three and nine months ended September 30, 2023 and 2022, no SBA loans previously classified as held for sale were transferred to held for investment.
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
Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $47.9 million and $47.3 million at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the servicing asset has a carrying value of $879,000 and $886,000, respectively, and fair value of $974,000 and $1.0 million, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.
The following table presents an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Three Month Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$882	$685	$886	$584
Servicing rights capitalized	27	56	85	187
Servicing rights amortized	(23)	(35)	(45)	(55)
Servicing rights disposed	(7)	—	(47)	(10)
Ending balance	$879	$706	$879	$706
Loans held for sale - Consumer Loans
Patriot Bank's Digital Payments Group has entered into a Program Management Agreement with a Buyer. Under the agreement, Patriot originates various types of consumer loans that are marketed by the buyer. As of September 30, 2023, the Bank had credit card loans held for sale totaling $13.2 million. The credit card loans expected to be held for no longer than three days before being sold to the buyer. The credit card receivable are fully cash-secured by deposits at Patriot. The credit card loans are sold to the third party as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6.    Business Combination, Goodwill and Other Intangible Assets
The Company completed its acquisition of Prime Bank in May 2018, and recorded goodwill balance was $1.1 million as of September 30, 2023 and December 31, 2022.
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
The Company did not perform an interim goodwill test in the first nine months of 2023 as no events occurred which would trigger an impairment assessment.

Note 7.    Deposits
The following table presents the balance of deposits held, by category as of September 30, 2023 and December 31, 2022.

(In thousands)	September 30, 2023	December 31, 2022
Non-interest bearing	$136,101	$269,636

Interest bearing:
Negotiable order of withdrawal accounts	38,952	34,440
Savings deposits	49,004	71,002
Money market deposits	325,085	211,000
Certificates of deposit, less than $250,000	172,294	165,793
Certificates of deposit, $250,000 or greater	63,122	59,877
Brokered deposits	52,465	48,698
Interest bearing, Total	700,922	590,810

Total Deposits	$837,023	$860,446
The prepaid debit card deposits are included in the non-interest-bearing deposits and money market deposits, which totaled approximately $180.0 million and $197.3 million as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$146,069	$51,466	$45,543	$243,078
More than 1 year through 2 years	22,734	10,654	500	33,888
More than 2 years through 3 years	3,070	1,002	6,422	10,494
More than 3 years through 4 years	346	—	—	346
More than 4 years through 5 years	75	—	—	75
	$172,294	$63,122	$52,465	$287,881

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
Patriot entered into two initial interest rate swaps under the program in November 2018, and another two swaps were entered into in May 2019. As of September 30, 2023 and December 31, 2022, Patriot did not have any cash pledged for collateral on its interest rate swaps.
The Company did not recognize any net gain or loss in other noninterest income on the Consolidated Statements of Operations during the three and nine months ended September 30, 2023 and 2022.
Information about the valuation methods used to measure the fair value of derivatives is provided in Note 13 to the Consolidated Financial Statements.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
September 30, 2023
Classified in Other Assets:
3rd party interest rate swap	$4,652	5.59	5.25%	1 Mo. SOFR + 1.96%	$247
3rd party interest rate swap	1,337	5.76	4.38%	1 Mo. SOFR + 2.00%	125

Classified in Other Liabilities:
Customer interest rate swap	$4,652	5.59	5.25%	1 Mo. SOFR + 1.96%	$(247)
Customer interest rate swap	1,337	5.76	4.38%	1 Mo. SOFR + 2.00%	(125)

December 31, 2022
Classified in Other Assets:
3rd party interest rate swap	$4,736	6.30	5.25%	1 Mo. LIBOR + 1.96%	$106
3rd party interest rate swap	1,363	6.50	4.38%	1 Mo. LIBOR + 2.00%	97

Classified in Other Liabilities:
Customer interest rate swap	$4,736	6.30	5.25%	1 Mo. LIBOR + 1.96%	$(106)
Customer interest rate swap	1,363	6.50	4.38%	1 Mo. LIBOR + 2.00%	(97)

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
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of September 30, 2023, 229,856 shares of stock were available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.
The following is a summary of the status of the Company’s restricted shares and changes for the three and nine months ended September 30, 2023 and 2022:

Three months ended September 30, 2023:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2023	22,660	$7.11
Granted	4,761	$9.04
Unvested at September 30, 2023	27,421	$7.45

Nine months ended September 30, 2023:
Unvested at December 31, 2022	22,660	$7.11
Granted	4,761	$9.04
Unvested at September 30, 2023	27,421	$7.45

Three months ended September 30, 2022	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2022	23,187	$7.24
Unvested at September 30, 2022	23,187	$7.24

Nine months ended September 30, 2022:
Unvested at December 31, 2021	21,468	$6.48
Granted	2,496	$17.25
Vested	(777)	$18.55
Unvested at September 30, 2022	23,187	$7.24
The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of September 30, 2023 amounted to $203,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.3 years.
For the three and nine months ended September 30, 2023, the Company recognized total share-based compensation expense of $31,000 and $77,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $14,000 and $42,000, respectively. Included in share-based compensation expense attributable to Patriot’s external directors, were $16,000 and $34,000, respectively. The directors received total compensation of $73,000 and $181,000 respectively, which amounts are included in other operating expenses in the consolidated statements of operations.
For the three and nine months ended September 30, 2022, the Company recognized total share-based compensation expense of $22,000 and 63,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $8,000 and $24,000, respectively. Included in share-based compensation expense were $14,000 and $39,000 attributable to Patriot’s external directors, who received total compensation of $82,000 and $182,000 for each of those periods, respectively.
Dividends
The Company has not paid any dividends since 2020 and has no present plans to pay dividends.
Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three and nine months ended September 30, 2023, Patriot made matching contributions to the 401(k) Plan of $71,000 and $228,000, respectively. During the three and nine months ended September 30, 2022, compensation expense under the 401(k) aggregated $64,000 and $205,000, respectively.

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
The following table summarizes the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

(Net income in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023		2022	2023		2022
Basis (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(3,770)		$2,326	$(5,084)		$4,391
Divided by:
Weighted average shares outstanding	3,965,186		3,957,269	3,965,186		3,957,010

Basic (loss) earnings per share of common stock	$(0.95)		$0.59	$(1.28)		$1.11

Diluted (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(3,770)		$2,326	$(5,084)		$4,391

Weighted average shares outstanding	3,965,186		3,957,269	3,965,186		3,957,010

Effect of potentially dilutive restricted shares of common stock	—	(1)	6,439	—	(2)	8,588

Divided by:
Weighted average diluted shares outstanding	3,965,186		3,963,708	3,965,186		3,965,598

Diluted (loss) earnings per share of common stock	$(0.95)		$0.59	$(1.28)		$1.11

(1)	The weighted average diluted shares outstanding does not include 1,651 anti-dilutive restricted shares of common stock for the three months ended September 30, 2023.
(2)	The weighted average diluted shares outstanding does not include 3,009 anti-dilutive restricted shares of common stock for the nine months ended September 30, 2023.

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
Financial instruments with credit risk at September 30, 2023 and December 31, 2022 are as follows:

(In thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit:
Unused lines of credit	$104,131	$100,986
Undisbursed construction loans	3,112	12,000
Home equity lines of credit	27,269	26,878
Future loan commitments	—	14,365
Financial standby letters of credit	—	78
	$134,512	$154,307
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $1.4 million and $8,000 as of September 30, 2023 and December 31, 2022, respectively, which is included in accrued expenses and other liabilities. The increase in allowance for credit loss in 2023 is primarily due to the adoption of CECL.
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
Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. A community bank which meets the leverage ratio requirement and other CBLR framework requirements will not be subject to other capital and leverage requirements and will be considered "well capitalized."
In September 2021, the Bank elected to adopt the CBLR framework. The Bank’s Tier 1 leverage ratio as of September 30, 2023 and December 31, 2022 was 8.34% and 9.27%, respectively. The required leverage ratio is 9.00% under the CBLR framework. The Bank continues to be classified as "well capitalized" under the CBLR framework as the leverage ratio remains above 8% and the Bank has elected to use the two-quarter grace period provided under the framework. Per the CBLR framework, at the conclusion of the grace period (December 31, 2023), it is the Bank's intention to either meet all qualifying criteria to remain in the CBLR framework, or to comply with the generally applicable BASEL III capital rules and the associated reporting requirements. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.
The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at September 30, 2023 and December 31, 2022 are summarized as follows:

(In thousands)	September 30, 2023		December 31, 2022
Patriot Bank, N.A.	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital (to average assets):
Actual	$93,011	8.34%	$100,267	9.27%

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both September 30, 2023 and December 31, 2022 due to its short-term nature.
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
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of September 30, 2023 and December 31, 2022:

(In thousands)		September 30, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,350	$2,350	$5,182	$5,182
Interest-bearing deposits due from banks	Level 1	76,578	76,578	33,311	33,311
Available-for-sale securities	Level 2	75,815	75,815	75,093	75,093
Available-for-sale securities	Level 3	9,871	9,871	9,427	9,427
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,449	2,449	2,627	2,627
Federal Home Loan Bank stock	Level 2	5,372	5,372	3,874	3,874
Loans receivable, net	Level 3	864,224	841,702	838,006	818,960
Loans held for sale	Level 2	21,934	22,623	5,211	5,534
SBA servicing assets	Level 3	879	974	886	1,013
Accrued interest receivable	Level 2	7,124	7,124	7,267	7,267
Interest rate swap receivable	Level 2	372	372	203	203

Financial assets, total		$1,071,418	$1,049,680	$985,537	$966,941

Financial Liabilities:
Demand deposits	Level 2	$136,101	$136,101	$269,636	$269,636
Savings deposits	Level 2	49,004	49,004	71,002	71,002
Money market deposits	Level 2	325,085	325,085	211,000	211,000
Negotiable order of withdrawal accounts	Level 2	38,952	38,952	34,440	34,440
Time deposits	Level 2	235,416	233,432	225,670	221,353
Brokered deposits	Level 1	52,465	52,179	48,698	47,684
FHLB and other borrowings	Level 2	215,000	214,092	85,000	83,853
Senior notes	Level 2	11,688	11,142	11,640	11,103
Subordinated debt	Level 2	9,862	9,799	9,840	9,680
Junior subordinated debt owed to unconsolidated trust	Level 2	8,135	8,135	8,128	8,128
Note payable	Level 3	429	405	585	544
Accrued interest payable	Level 2	1,616	1,616	585	585
Interest rate swap liability	Level 2	372	372	203	203

Financial liabilities, total		$1,084,125	$1,080,314	$976,427	$969,211

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
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of September 30, 2023 and December 31, 2022:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2023:
U. S. Government agency and mortgage-backed securities	$—	$62,631	$—	$62,631
Corporate bonds	—	3,338	9,871	13,209
Subordinated notes	—	4,264	—	4,264
SBA loan pools	—	5,121	—	5,121
Municipal bonds	—	461	—	461
Available-for-sale securities	$—	$75,815	$9,871	$85,686

Interest rate swap receivable	$—	$372	$—	$372

Interest rate swap liability	$—	$372	$—	$372

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$—	$59,046	$—	$59,046
Corporate bonds	—	5,228	9,427	14,655
Subordinated notes	—	4,602	—	4,602
SBA loan pools	—	5,718	—	5,718
Municipal bonds	—	499	—	499
Available-for-sale securities	$—	$75,093	$9,427	$84,520

Interest rate swap receivable	$—	$203	$—	$203

Interest rate swap liability	$—	$203	$—	$203
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
As of September 30, 2023 and December 31, 2022, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three and nine months ended September 30, 2023 and 2022, the Company had no transfers into or out of Levels 1, 2 or 3.
The reconciliation of the beginning and ending balances during 2023 for Level 3 available-for-sale securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Level 3 fair value, beginning of year	$9,882	$10,342	$9,427	$13,180
Purchases	—	—	—	—
Realized gain (loss)	—	—	—	—
Unrealized gain (loss)	(11)	(960)	444	(3,798)
Transfers in and /or out of Level 3	—	—	—	—
Level 3 fair value, end of year	$9,871	$9,382	$9,871	$9,382
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2023:
Impaired loans, net	$18,522	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	974	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2022:
Impaired loans, net	$12,873	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	1,013	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
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
The estimated fair value amounts have been measured as of September 30, 2023 and December 31, 2022, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 14.    Subsequent Events
On November 1, 2023, the Company initiated a reduction in force which will result in a restructuring charge of approximately $500,000 in the fourth quarter of 2023 and an annualized reduction in salary and benefit costs pertaining to these specific staff changes of approximately $3.5 million.
At the date of this filing, the Company is in negotiations with a third party consumer loan originator/servicer which, when finalized, is expected to result in the recognition of a material recovery of a portion of the ACL and commitment reserve associated with its consumer loan portfolio.

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

Summary
The Company reported net loss of $3.8 million ($0.95 basic and diluted loss per share) for the quarter ended September 30, 2023, compared to a net income of $2.3 million ($0.59 basic and diluted earnings per share) for the quarter ended September 30, 2022.
For the nine months ended September 30, 2023, net loss was $5.1 million, or $(1.28) basic and diluted loss per share, compared to a net income of $4.4 million, ($1.11 basic and diluted earnings per share) for the nine months ended September 30, 2022.
The financial results for the nine months ended September 30, 2023 were adversely impacted by an elevated provision for credit losses of $8.2 million, compared to provision of $475,000 for loan losses recorded for the first half year of 2022, and the impact of lower net interest margin which was affected by the higher funding costs resulting from the recent uncertainty in the banking sector.

FINANCIAL CONDITION
Total assets increased $93.4 million to $1.1 billion as of September 30, 2023, compared to $1.0 billion at December 31, 2022, primarily due to the increases in cash of $40.4 million and loans receivable of $41.6 million as of September 30, 2023.
Cash and Cash Equivalents
Cash and cash equivalents increased from $38.5 million at December 31, 2022 to $78.9 million at September 30, 2023. The increased in 2023 reflects the intention to boost balance sheet liquidity in connection with recent uncertainty in the banking sector.

Investments
The following table is a summary of the Company’s investment securities portfolio, at fair value, at the dates shown:

	September 30,	December 31,	Increase /(Decrease)
(In thousands, except per share amounts)	2023	2022	($)	(%)

U. S. Government agency and mortgage-backed securities	$62,631	$59,046	$3,585	6.07%
Corporate bonds	13,209	14,655	(1,446)	-9.87%
Subordinated notes	4,264	4,602	(338)	-7.34%
SBA loan pools	5,121	5,718	(597)	-10.44%
Municipal bonds	461	499	(38)	-7.62%
Total available-for-sale securities, at fair value	85,686	84,520	1,166	1.38%

Other investments, at cost	4,450	4,450	—	—%

Total investment securities	$90,136	$88,970	$1,166	1.31%
Total investments increased by $1.2 million, from $89.0 million at December 31, 2022 to $90.1 million at September 30, 2023. The increase in the nine months ended September 30, 2023 was primarily attributable to an increase in purchase of available-for-sale securities of $10.4 million, which was partially offset by repayment of available-for-sale securities totaling $3.4 million. During the nine months ended September 30, 2023, the Bank sold available-for-sale securities of $1.8 million and recognized a net gain of $24,000.
Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of September 30, 2023, and December 31, 2022:

(In thousands)	September 30, 2023		December 31, 2022
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$499,132	56.08%	$437,443	51.57%
Residential Real Estate	112,600	12.65%	124,140	14.63%
Commercial and Industrial	160,496	18.04%	138,787	16.36%
Consumer and Other	111,411	12.52%	141,091	16.63%
Construction	3,790	0.43%	4,922	0.58%
Construction to permanent - CRE	2,463	0.28%	1,933	0.23%
Loans receivable, gross	889,892	100.00%	848,316	100.00%
Allowance for credit losses	(25,668)		(10,310)
Loans receivable, net	$864,224		$838,006
The Company’s loan portfolio increased $41.6 million, from $848.3 million at December 31, 2022 to $889.9 million at September 30, 2023. The increase in loans was attributable to $152.8 million of new loan origination and $19.8 million in purchases of loans receivable which was partially offset by $122.0 million pay-down of the loans.
SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of September 30, 2023 and December 31, 2022, SBA loans included in the commercial and industrial loan were $19.4 million and $20.3 million, respectively. SBA loans included in the commercial real estate loans were $12.9 million and $12.2 million, respectively.
At September 30, 2023, the net loan to deposit ratio was 103.2% and the net loan to total assets ratio was 76.0%. At December 31, 2022, these ratios were 100.4% and 80.3%, respectively.

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
The allowance for credit losses on loans was $25.7 million as of September 30, 2023, compared to allowance for loans and lease losses of $10.3 million as of December 31, 2022. The increase in allowance was mainly due to the adoption of CECL as the Company recorded a transition adjustment of $13.0 million effective January 1, 2023. Based upon the overall assessment and evaluation of the loan portfolio at September 30, 2023, management believes $25.7 million in the allowance for credit losses, which represented 2.88% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio. A provision for loan losses of $4.8 million and $9.6 million was recorded for the three and nine months ended September 30, 2023, respectively.
The following table provides detail of activity in the allowance for credit losses. During the three and nine months ended September 30, 2023, the Company used the CECL methodology while the incurred loss methodology was used in prior years:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Balance at beginning of the period	$24,098	$9,929	$10,310	$9,905
Charge-offs:
Residential Real Estate	(113)	—	(113)	—
Commercial and Industrial	(423)	—	(429)	(70)
Consumer and Other	(3,012)	(366)	(7,324)	(513)
Construction	—	—	(150)	(68)
Total charge-offs	(3,548)	(366)	(8,016)	(651)
Recoveries:
Commercial Real Estate	—	154	—	154
Residential Real Estate	3	3	14	4
Commercial and Industrial	9	12	25	38
Consumer and Other	306	20	739	27
Total recoveries	318	189	778	223

Net charge-offs	(3,230)	(177)	(7,238)	(428)

Impact of CECL adoption	—	—	13,001	—
Provision for credit losses	4,800	200	9,595	475
Balance at end of the period	$25,668	$9,952	$25,668	$9,952

Ratios:
Net charge-offs to average loans	(0.35)%	(0.02)%	(0.80)%	(0.05)%
Allowance for credit losses to total loans	2.88%	1.15%	2.88%	1.15%

The following table provides an allocation of allowance for credit losses by portfolio segment:

(In thousands)	September 30, 2023		December 31, 2022
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$13,360	56.08%	$6,966	51.57%
Residential Real Estate	1,088	12.65%	665	14.63%
Commercial and Industrial	1,408	18.04%	1,403	16.36%
Consumer and Other	9,696	12.52%	1,207	16.63%
Construction	2	0.43%	24	0.58%
Construction to permanent - CRE	114	0.28%	10	0.23%
Unallocated	—	N/A	35	N/A
Total Allowance for credit losses	$25,668	100.00%	$10,310	100.00%
Non-performing Assets
The following table presents non-performing assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Non-accruing loans:
Commercial Real Estate	$21,616	$11,241
Residential Real Estate	1,623	2,470
Commercial and Industrial	6,057	4,833
Consumer and Other	1,055	49
Construction	479	—
Total non-accruing loans	30,830	18,593

Loans past due over 90 days and still accruing	40	1,155
Total nonperforming assets	$30,870	$19,748

Nonperforming assets to total assets	2.72%	1.89%
Nonperforming loans to total loans, net	3.57%	2.36%
As of September 30, 2023, the $30.8 million of non-accrual loans was comprised 169 borrowers. Of these, 24 loans were individually evaluated for impairment, and a specific reserve of $11.2 million was established for them. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.

Loans held for sale
SBA loans held for sale totaled $8.7 million and $5.2 million as of September 30, 2023 and December 31, 2022, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at September 30, 2023, consisted of $5.5 million SBA commercial real estate and $3.2 million SBA commercial and industrial loans, respectively. SBA loans held for sale at December 31, 2022, consisted of $3.1 million SBA commercial and industrial loans and $2.1 million SBA commercial real estate, respectively.
Patriot Bank's Digital Payments Group has entered into a Program Management Agreement with a Buyer. Under the agreement, Patriot originates various types of consumer loans that are marketed by the buyer. As of September 30, 2023, the Bank had credit card loans held for sale totaling $13.2 million. The credit card loans expected to be held for no longer than three days before being sold to the buyer. The credit card receivable are fully cash-secured by deposits at Patriot. The credit card loans are sold to the third party as a whole loan sale transaction, priced at Par, thus there is no servicing asset or gain or loss on sale.
Goodwill
The Company completed its acquisition of Prime Bank in May 2018 and recorded $1.1 million of goodwill after adjustments as of May 10, 2019. No further adjustment to the goodwill was made as of September 30, 2023.
The Company did not perform an interim goodwill test for the three and nine months ended September 30, 2023 as no events occurred which would trigger an impairment assessment.
Deferred Taxes
Deferred tax assets were $26.1 million and $15.5 million at September 30, 2023 and December 31, 2022, respectively. Deferred tax assets consist predominately of state net operating losses, capitalized costs and allowances for loan losses.
The effective tax benefit rate for the three and nine months ended September 30, 2023 was 26.12% and 26.37%, respectively, compared to the effective tax provision rate of 6.32% and 17.69% for the three and nine months ended September 30, 2022, respectively. The Company’s effective rates for both periods was affected by state taxes and non-deductible expenses.
Patriot anticipates utilizing the state net operating loss carry forwards to reduce income taxes otherwise payable on future years taxable income.
Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and state net operating loss carry-forwards that do not begin to expire until the year of 2030. No valuation allowance was recorded as of September 30, 2023 and December 31, 2022. The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will not be realized, the valuation allowance will be adjusted.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	September 30,	December 31,	Increase/(Decrease)
	2023	2022	$	%
Non-interest bearing:
Non-interest bearing	$95,185	$118,541	$(23,356)	-19.70%
Digital payments DDA	40,916	151,095	(110,179)	-72.92%
Total non-interest bearing	136,101	269,636	(133,535)	-49.52%

Interest bearing:
Negotiable order of withdrawal accounts	38,952	34,440	4,512	13.10%
Savings	49,004	71,002	(21,998)	-30.98%
Money market	188,521	164,827	23,694	14.38%
Money market - Digital Payments	136,564	46,173	90,391	195.77%
Certificates of deposit, less than $250,000	172,294	165,793	6,501	3.92%
Certificates of deposit, $250,000 or greater	63,122	59,877	3,245	5.42%
Brokered deposits	52,465	48,698	3,767	7.74%
Total Interest bearing	700,922	590,810	110,112	18.64%

Total Deposits	$837,023	$860,446	$(23,423)	-2.72%

Total Digital Payments	$179,995	$197,268	$(17,273)	-8.76%

Total deposits excluding Prepaid deposits	$657,028	$663,178	$(6,150)	-0.93%

Total uninsured deposits	$297,612	$343,980	$(46,368)	-13.48%
Uninsured deposits to total deposits	35.56%	39.98%
Uninsured deposits to total deposits excluding Digital Payments deposits	17.53%	22.35%
Borrowings
Total borrowings were $245.1 million and $115.2 million as of September 30, 2023 and December 31, 2022, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
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
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. Outstanding advances from the FHLB-B increased from $85.0 million at December 31, 2022 to $145.0 million at September 30, 2023.
At September 30, 2023, the FHLB-B advances bore fixed rates of interest ranging from 2.40% to 5.53% with maturities ranging from 2 days to 0.96 years, and have a weighted average interest rate of 4.89%.

At September 30, 2023, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $271.0 million. Remaining unused borrowing capacity under this line totaled $30.9 million at September 30, 2023.
In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three and nine months ended September 30, 2023 and 2022, no funds had been borrowed under the line of credit.
Interest expense incurred for the three and nine months ended September 30, 2023 were $748,000 and $3.8 million, respectively. Interest expense incurred for the three and nine months ended September 30, 2022 were $806,000 and $2.3 million, respectively.
Correspondent Bank - Line of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $17.0 million at both September 30, 2023 and December 31, 2022. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.
There was no outstanding balance under the agreements at September 30, 2023 and December 31, 2022. Interest expense incurred for the three and nine months ended September 30, 2023 was $0 and $117,000, respectively, and none for three and nine months ended September 30, 2022.
Other Borrowing
The Federal Reserve Bank of New York (“FRBNY”) accepts loan pledges from qualifying depository institutions to secure borrowings from the Discount Window. Patriot has pledged eligible loans as collateral to support its borrowing capacity at the FRBNY. As of September 30, 2023, the book value of the pledged loans totaled $18.1 million, with a collateral value of $12.9 million. A total of $12.0 million was borrowed from the Discount Window under the FRBNY's Borrower-in-Custody ('BIC") program and fully repaid during the nine months ended September 30, 2023. Interest expense incurred for the three and nine months ended September 30, 2023 was $43,000 and $48,000, respectively. In 2022, no funds was borrowed under the BIC program, and no interest expense was incurred for the three and nine months ended September 30, 2022.
In July 2023, the Bank established a collateralized funding line of $80.0 million at par value under the Federal Reserve's newly established Bank Term Funding Program ("BTFP"). The program provides additional funding to eligible depository institutions, assuring they can meet the needs of all their depositors. The program serves as an additional source of liquidity against high-quality securities, eliminating the need of an institution to quickly sell those securities in times of stress. The line allows for a fixed rate borrowing at market rates, for up to one year, with repayment permitted at any time without penalty. As of September 30, 2023, the collateral value of the pledged securities was $73.1 million. Patriot borrowed a total of $70.0 million under the BTFP program. Interest expense incurred for the three and nine months ended September 30, 2023 was $833,000.
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
On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate senior notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the 2022 Senior Notes, the Company incurred $326,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. The unamortized debt issuance cost of was deducted from the face amount of the 2022 Senior Notes included in the Consolidated Balance Sheet.

The 2022 Senior Note Purchase Agreement contains certain customary representations, warranties, and covenants made by each of the Company and the Purchasers. The 2022 Senior Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The 2022 Senior Notes are not subject to redemption at the option of the holders. Principal and interest on the 2022 Senior Notes are subject to acceleration only in limited circumstances. The 2022 Senior Notes are an unsecured, unsubordinated obligation and ranks equally in right of payment to all of the Company’s existing and future unsecured indebtedness, liabilities and other obligations that are not subordinated in right of payment to the Senior Note, and will be effectively subordinated to any of the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness. The 2022 Senior Notes are the obligations of the Company only and are not obligations of, and are not guaranteed by, any of the Company’s affiliates. At September 30, 2023 and December 31, 2022, $312,000 and $360,000 of unamortized debt issuance costs were deducted from the face amount of the 2022 Subordinated Notes included in the Consolidated Balance Sheet, respectively.
For the three and nine months ended September 30, 2023, the Company recognized interest expense of $290,000 and $869,000, respectively. Interest expense incurred for the three and nine months ended September 30, 2022 was $218,000 and $638,000, respectively.
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
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At September 30, 2023 and December 31, 2022, $138,000 and $160,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.
For the three and nine months ended September 30, 2023, the Company recognized interest expense of $229,000 and $556,000, respectively. Interest expense incurred for the three and nine months ended September 30, 2022 was $163,000 and $491,000, respectively.
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

The junior subordinated debentures bear interest at three-month LIBOR plus 3.15% and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of September 30, 2023 and December 31, 2022, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $113,000 and $120,000, respectively, and accrued interest on the junior subordinated debentures was $10,000 and $9,000, respectively.
For the three and nine months ended September 30, 2023, the Company recognized interest expense of $180,000 and $512,000, respectively. Interest expense incurred for the three and nine months ended September 30, 2022 was $113,000 and $270,000, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of September 30, 2023 and December 31, 2022, the note had a balance outstanding of $429,000 and $585,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.
For the three and nine months ended September 30, 2023, the Company recognized interest expense of $2,000 and $7,000, respectively. Interest expense incurred for the three and nine months ended September 30, 2022 was $3,000 and $9,000, respectively.
Derivatives
As of June 30, 2023, Patriot entered into four interest rate swaps (“swaps”). Two swaps are with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other two swaps are with an outside third party. The customer interest rate swaps are matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three and nine months ended September 30, 2023 and 2022.
Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.
Equity
Equity decreased $19.6 million, from $59.6 million at December 31, 2022 to $40.0 million at September 30, 2023, primarily due to a cumulative adjustment to the opening balance of accumulated deficit of $11.5 million upon adoption of CECL effective January 1, 2023, a net loss of $5.1 million for the nine months ended September 30, 2023, and a net unrealized holding loss for investment portfolio of $3.1 million.
Off-Balance Sheet Commitments
The Company’s off-balance sheet commitments primarily consist of commitments to lend of $134.5 million and $154.3 million as of September 30, 2023 and December 31, 2022, respectively.

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and nine months ended September 30, 2023 and 2022:

(In thousands)	Three Months Ended September 30,
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$921,324	$13,936	6.00%	$877,759	$11,250	5.08%
Investments	99,481	750	3.02%	94,187	654	2.78%
Cash equivalents and other	25,038	384	6.08%	25,364	135	2.11%

Total interest earning assets	1,045,843	15,070	5.72%	997,310	12,039	4.79%

Cash and due from banks	2,619			6,891
Allowance for loan losses	(22,611)			(9,862)
Other assets	68,311			65,963

Total Assets	$1,094,162			$1,060,302

Liabilities
Interest bearing liabilities:
Deposits	$742,683	$6,220	3.32%	$601,039	$1,493	0.99%
Borrowings	135,175	1,624	4.77%	99,565	806	3.21%
Senior notes	11,666	290	9.94%	12,000	218	7.27%
Subordinated debt	17,990	409	9.02%	17,952	276	6.10%
Note Payable and other	444	2	1.79%	652	3	1.83%

Total interest bearing liabilities	907,958	8,545	3.73%	731,208	2,796	1.52%

Demand deposits	131,664			258,508
Other liabilities	8,184			9,056

Total Liabilities	1,047,806			998,772

Shareholders' equity	46,356			61,530

Total Liabilities and Shareholders' Equity	$1,094,162			$1,060,302

Net interest income		$6,525			$9,243

Interest margin			2.48%			3.68%
Interest spread			1.99%			3.27%

(In thousands)	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$899,536	$40,538	6.03%	$815,657	$27,958	4.58%
Investments	101,243	2,423	3.19%	96,345	1,864	2.58%
Cash equivalents and other	26,019	1,064	5.47%	33,265	224	0.90%

Total interest earning assets	1,026,798	44,025	5.73%	945,267	30,046	4.25%

Cash and due from banks	3,439			6,371
Allowance for loan losses	(22,958)			(9,813)
Other assets	68,836			68,213

Total Assets	$1,076,115			$1,010,038

Liabilities
Interest bearing liabilities:
Deposits	$696,776	15,047	2.89%	$569,013	2,659	0.62%
Borrowings	119,074	4,783	5.37%	95,572	2,290	3.20%
Senior notes	11,639	869	9.96%	12,000	638	7.09%
Subordinated debt	17,980	1,068	7.94%	17,942	761	5.67%
Note Payable and other	496	7	1.89%	703	9	1.71%

Total interest bearing liabilities	845,965	21,774	3.44%	695,230	6,357	1.22%

Demand deposits	153,000			241,670
Other liabilities	28,529			9,885

Total Liabilities	1,027,494			946,785

Shareholders' equity	48,621			63,253

Total Liabilities and Shareholders' Equity	$1,076,115			$1,010,038

Net interest income		$22,251			$23,689

Interest margin			2.90%			3.35%
Interest spread			2.29%			3.03%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 compared to 2022			2023 compared to 2022
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$602	$2,084	$2,686	$3,567	$9,013	$12,580
Investments	23	73	96	99	460	559
Cash equivalents and other	(2)	251	249	(49)	889	840

Total interest earning assets	623	2,408	3,031	3,617	10,362	13,979

Interest bearing liabilities:
Deposit	441	4,286	4,727	973	11,415	12,388
Borrowings	289	529	818	496	1,997	2,493
Senior notes	(6)	78	72	(21)	252	231
Subordinated debt	—	133	133	—	307	307
Note payable and other	(1)	—	(1)	(2)	—	(2)

Total interest bearing liabilities	723	5,026	5,749	1,446	13,971	15,417

Net interest income	$(100)	$(2,618)	$(2,718)	$2,171	$(3,609)	$(1,438)

Results of Operations
For the three months ended September 30, 2023, interest income and dividend income was $15.1 million, which increased $3.0 million as compared to $12.0 million for the quarter ended September 30, 2022. Total interest expense was $8.5 million for the three months ended September 30, 2023, which increased $5.7 million as compared to $2.8 million for the quarter ended September 30, 2022. Net interest income was $6.5 million for the quarter ended September 30, 2023, which decreased $2.7 million from $9.2 million for the quarter ended September 30, 2022 to $6.5 million for the quarter ended September 30, 2023 .
For the nine months ended September 30, 2023, interest income and dividend income was $44.0 million, which increased $14.0 million as compared to $30.0 million for the nine months ended September 30, 2022. Total interest expense was $21.8 million, which increased $15.4 million as compared to $6.4 million for the nine months ended September 30, 2022. Net interest income was $22.3 million for the nine months ended September 30, 2023, which decreased $1.4 million from $23.7 million for the nine months ended September 30, 2022.
The net interest margin was 2.48% for the quarter ended September 30, 2023, compared with 3.68% for the quarter September 30, 2022. For the nine months ended September 30, 2023 and 2022, the net interest margin was 2.90% and 3.35%, respectively. The decline in interest margins for the three and nine months ended September 30, 2023 compared to the same periods in 2022, was primarily associated with an increase in the cost of deposits and other borrowings due to the significant rise in market interest rates, only partially mitigated by the rise in variable rate interest earning assets.

Provision for Credit Losses
Beginning January 1, 2023, the Company adopted the CECL accounting standard. Provision for credit losses for the three and nine months ended September 30, 2023, amounted to $4.7 million and $8.2 million. This encompassed a provision for credit losses on loans of $4.8 million and $9.6 million, respectively, which was partially offset by a credit reserve for the off-balance-sheet exposure of $112,000 and $1.4 million, respectively. For the three and nine months ended September 30, 2022, a loan loss provision of $200,000 and $475,000, respectively,was recorded, with no recorded reserve for the off-balance-sheet exposure.
The increase in the provision for credit losses for the quarter ended September 30, 2023 was primarily due to an additional reserve of $4.0 million associated with a single loan balance while the higher provisions in the year to date period also included additional charges associated with the unsecured consumer loan and SBA portfolios.
Non-interest income
Non-interest income for the three months ended September 30, 2023 was $1.2 million, compared to $654,000 for the three months ended September 30, 2022. For the nine months ended September 30, 2023 and 2022, non-interest income was $2.8 million and $2.3 million, respectively. The increase was primarily attributable to higher non-interest income from the digital payments program in 2023.
Non-interest expense
Non-interest expense for the three months ended September 30, 2023 increased to $8.1 million, compared to $7.2 million for the three months ended September 30, 2022. Non-interest expense for the nine months ended September 30, 2023 was $23.8 million, compared to $20.1 million for the nine months ended September 30, 2022. The increase in the first nine months of 2023 was primarily due to increase in salaries and benefits due to staffing increases needed to support continuing business initiatives.
Provision for income taxes
The Company reported a benefit for income taxes of $1.3 million and $1.8 million for the three and nine months ended September 30, 2023, respectively, compared to a provision for income taxes of $157,000 and $944,000 for the three and nine months ended September 30, 2022, respectively.

Liquidity
The Company’s balance sheet liquidity was 10.6% of total assets at September 30, 2023, compared to 9.3% at December 31, 2022. Liquidity including readily available off-balance sheet funding sources was 17.1% of total assets at September 30, 2023, compared to 18.0% at December 31, 2022. The readily available liquidity ratio remained well above the Company's 10% policy minimum.
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
The Bank’s Tier 1 leverage ratio as of September 30, 2023 and December 31, 2022 was 8.34% and 9.27%, respectively. The bank continues to be classified as "well capitalized" under the CBLR framework as the leverage ratio remains above 8% and the Bank has elected to use the two-quarter grace period provided under the framework. Per the CBLR framework, at the conclusion of the grace period (December 31, 2023), it is the bank's intention to either meet all qualifying criteria to remain in the CBLR framework, or to comply with the generally applicable BASEL III capital rules and the associated reporting requirements. Management continuously assesses the adequacy of the Bank’s capital with the goal to maintain a “well capitalized” classification.

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

	Net Portfolio Value - Performance Summary
(In thousands)	September 30, 2023			As of December 31, 2022
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$119,960	$(9,328)	(7.21)%	$146,888	$(15,357)	(9.47)%
+100	126,682	(2,606)	(2.02)%	157,368	(4,877)	(3.01)%
BASE	129,288	—	—	162,245	—	—
-100	130,137	849	0.66%	163,472	1,227	0.76%
-200	121,850	(7,438)	(5.75)%	155,386	(6,859)	(4.23)%

	Net Interest Income - Performance Summary
(In thousands)	September 30, 2023			December 31, 2022
Projected Interest Rate Scenario	Estimated Value	Change from Base	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$41,813	$1,243	3.06%	$46,131	$(1,177)	(2.49)%
+100	41,339	769	1.90%	46,938	(370)	(0.78)%
BASE	40,570	—	—	47,308	—	—
-100	39,856	(714)	(1.76)%	47,657	349	0.74%
-200	39,198	(1,372)	(3.38)%	46,747	(561)	(1.19)%

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
Patriot’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of its disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). In connection with this self- evaluation, management references the accounting error which resulted in the restatement of the previously filed March 31, 2023 and June 30, 2023 10Q's and the related 10Q-A's for those reporting periods. Management has since reviewed and improved its controls over the recognition of the ACL, but due to the restatements, Patriot’s Chief Executive Officer and Chief Financial Officer have concluded that, Patriot’s disclosure controls and procedures were not operating effectively in those periods and for the quarter ended September 30, 2023. This assessment will be re-evaluated as of December 31, 2023 in connection with the Company's filing of the Annual Report on Form 10-K for the year so ending as the passage of additional time period is necessary to reassess the effectiveness of the disclosure controls and procedures.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

10.1
Retention and Severance Agreement, dated August 8, 2023, by and between Patriot Bank, N.A., Patriot National Bancorp, Inc. and Joseph Perillo (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 10, 2023).

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