Form 10-K
period 2023-12-31
PATRIOT NATIONAL BANCORP INC
filed 2024-04-01
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price on June 30, 2023 as reported on the NASDAQ Global Market: $27.1 million.
Number of shares of the registrant’s Common stock, $0.01 par value per share, 3,976,073 shares outstanding as of April 1, 2024.

PATRIOT NATIONAL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

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

PART I
ITEM 1. Business
General
Patriot National Bancorp, Inc. (the “Company” or “PNBK”), a Connecticut corporation, is a one-bank holding company for Patriot Bank, N.A, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”) (collectively, “Patriot”). The Bank received its charter and commenced operations as a national bank on August 31, 1994. The Bank has a total of nine branch offices comprised of eight branch offices located in Fairfield and New Haven Counties, Connecticut and one branch office located in Westchester County, New York as of December 31, 2023.
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
The Bank previously had offered loans on residential real estate but discontinued doing so during 2013. Since 2016, Patriot has purchased residential real estate loans. During 2023, the Bank began the process of establishing its own national mortgage origination business, with new originations expected to begin in early 2024. Further information of the purchased residential real estate loans is set forth in Note 4 to the consolidated financial statements.
Consumer and commercial deposit accounts offered include: checking, interest‑bearing negotiable order of withdrawal (“NOW”), money market, time certificates of deposit, savings, prepaid deposit accounts, on-line national money market accounts, Certificate of Deposit Account Registry Service (“CDARS”), Individual Retirement Accounts (“IRAs”), Health Savings Accounts (“HSAs”), and prepaid debit card deposits. Other services offered by the Bank include Automated Clearing House (“ACH”) transfers, lockbox, internet banking, bill paying, remote deposit capture, debit cards, money orders, traveler’s checks, and automatic teller machines (“ATMs”). In addition, the Bank may in the future offer other financial services.

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
In addition to traditional retail banking services, the Bank generates deposit balances through its digital payments division (DPD). The DPD works with fully vetted and approved program managers to serve as their co-partner in processing high-volume payment transactions. The business is an increasing source of lower cost deposit balances and non-interest income to the Bank.
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
Employees
As of December 31, 2023, Patriot had 117 full-time equivalent employees. None of Patriot’s employees are covered by a collective bargaining agreement.
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

Capital Requirements
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
In September 2019, the community bank leverage ratio (CBLR) framework was jointly issued by the FDIC, OCC and Federal Reserve Bank (“FRB”). The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% beginning January 1, 2022. The Bank adopted the CBLR framework from September 30, 2021 to September 30, 2023. In the fourth quarter of 2023, the Bank elected to shift to the use the risk-based capital framework. Under this framework, the Bank reports leverage and risk-based capital ratios and compares those ratios to its own internally designed risk-based capital policy.
Federal regulations require FDIC-insured depository institutions, including national banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8% and a Tier 1 capital to total assets leverage ratio of 4%.
For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale securities). The Bank exercised the opt-out regarding the treatment of AOCI. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In addition to establishing the minimum regulatory capital requirements, regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was fully implemented at 2.5% on January 1, 2019.

At December 31, 2023, the Bank’s capital exceeded all applicable regulatory requirements, the Bank was considered well-capitalized under the prompt corrective action framework, as subsequently discussed, and it had a capital conservation buffer above the applicable requirement.

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
Our business and results of operations are affected by the financial markets and general economic conditions in the United States, including factors such as the level and volatility of interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, investor confidence and the strength of the U.S. economy. The deterioration of any of these conditions can adversely affect our securities and loan portfolios, our level of charge-offs and provision for credit losses, our capital levels, liquidity and our results of operations.
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
Market turmoil, and the tightening of credit by the Fed, could lead to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and generally widespread reductions in business activity. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect the Company’s business, financial condition, and results of operations. A worsening of these conditions could likely exacerbate the adverse effects these difficult market conditions could have on the Company and other financial institutions. In particular:
•Less than optimal economic conditions may continue to affect market confidence levels and may cause adverse changes in payment patterns, thereby causing increased delinquencies, which could affect the Bank’s provision for credit losses and charge-off of loans receivable.
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
Inflation risk is the risk that the value of assets or income from investments will be worthless in the future as inflation decreases the value of money. Inflation has risen sharply since the end of 2021 to levels not seen in more than 40 years. Small to medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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
The Bank’s allowance for credit losses may not be adequate to cover actual losses.
Like all financial institutions, the Bank maintains an allowance for credit losses to provide for loan defaults and non-performance. The allowance for credit losses is based on an evaluation of the risks associated with the Bank’s loans receivable, as well as estimates of the current credit risks and future trends. Deterioration in general economic conditions and unforeseen risks affecting customers could have an adverse effect on borrowers’ capacity to timely repay their obligations before risk grades could reflect those changing conditions. Maintaining the adequacy of the Bank’s allowance for credit losses may require that the Bank make significant and unanticipated increases in the provision for credit losses, which would materially affect the results of operations and capital adequacy. The dollar amount of future losses is susceptible to changes in economic, operating, and other conditions including changes in interest rates that may be beyond the Bank’s control and which losses may exceed current allowance estimates. Although the current economic environment has improved, conditions remain uncertain and may result in additional risk of loan losses.
Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loan portfolio and assess the adequacy of the allowance for credit losses. The regulatory agencies may require the Bank to change classifications or grades on loans, increase the allowance for credit losses by recognizing additional loan loss provisions, or to recognize further loan charge-offs based upon their judgments, which may differ from the Bank’s. Any increase in the allowance for credit losses required by these regulatory agencies could have a negative effect on the Bank’s results of operations and financial condition. While management believes that the allowance for credit losses is currently adequate to cover inherent losses, further loan deterioration could occur, and therefore, management cannot assure shareholders that there will not be a need to increase the allowance for credit losses, or that the regulators will not require management to increase this allowance. Either of these occurrences could materially and adversely affect Patriot’s earnings and profitability.

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
Patriot’s primary sources of liquidity are the deposits the Bank acquires organically through its branch network and through the activities of its Digital Payments Division. Funds are also acquired through the brokered deposit market, borrowed funds, primarily in the form of collateralized borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, and the cash flows generated through the collection of loan payments and on mortgage-related securities. In addition, depending on current market conditions, Patriot may have the ability to access the capital markets.
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

Risks Related to Environmental and Other Global Matters
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes and other issues. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-focused companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

ITEM 1B. Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
Cyber/information security is a significant and integrated component of the Company’s risk management strategy. As an insured depository institution, threats to information security are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.
Cybersecurity Risk Management and Strategy:
The Bank maintains comprehensive policies, procedures, internal controls and practices with respect to cyber/information security, including:
•Information Security Policy and Risk Management. The Bank maintains an Information Security Policy reviewed and updated as needed, and at least annually by its Board of Directors.
•Information Technology & Information Security Audits. The Bank conducts independent external and internal audits of internal controls relating to information technology and information security in accordance with standards established by the Federal Financial Institutions Examination Council (FFIEC).
•Information Security Management. To prepare and respond to incidents, the Bank maintains implemented multi-layered cybersecurity protocols, integrating people, technology, and processes as part of the Bank’s Information Security Program. The Information Security Program is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity, third-party risk management and physical asset classification and control policies. The Information Security Program identifies data sources, threats and vulnerabilities, deploys current information security technologies and ensures awareness, accountability, and oversight for data protection throughout the Bank and with trusted third parties to ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The Company engages qualified third-party vendors, consultants and independent auditors to, among other things, conduct network penetration tests and perform cyber/information security audits.
•Employee Training and Awareness. Our employees are the first line of defense with respect to cyber/information security protection. Each employee is responsible for protecting the Bank and customer information. Employees are provided with training at initial onboarding and thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the organization. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from cyber/information security threats and activities intended to compromise cyber/information security.

•Customer Data Privacy Reviews. The Bank conducts independent external and internal reviews of internal controls relating to customer data privacy and data security in accordance with the requirements of the Gramm-Leach-Bliley Act, the Right to Financial Privacy Act, and standards established by the FFIEC.
Cybersecurity Governance:
•Board Oversight. The Audit Committees of the Company and the Bank review and monitor the effectiveness of the Bank’s internal controls, including those controls related to information security, based on independent external audit and internal audit reports. The Boards of Directors of the Company and the Bank review a formal Information Security Report at least annually, a Gramm-Leach-Bliley Act (“GLBA”) report annually and receive periodic reports on cyber/information security topics and matters. As required by federal banking laws and regulations, the Bank’s cyber/information security risk management practices include risk assessments, controls, and practices specifically for cybersecurity, information technology deployment and third-party information technology vendor risk management.
•CIO Responsibilities. The Information Services Division of the Bank is primarily responsible for identifying, assessing and managing material risks from cyber/information security threats. Information security management is conducted by the CIO of the Bank. Our CIO monitors, evaluates and adjusts the Bank’s Information Security Program, considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as technology development initiatives, outsourcing arrangements, and changes to customer information systems. Our CIO has been working in IT infrastructure for the past 25 years. His experiences include cybersecurity and information security, IT compliance, audit reviews, policies, incident response and annual processes. He has managed IT technology at leading brokerages, and oversees information security and cybersecurity at our Bank. He received Certified Banking Security Manager (CBSM) certification in 2020. He also manages the third-party risk management at our Bank since 2021. The IT Steering Committee and Management Risk Committee reviews and coordinates the status and results of information security controls, network penetration, business continuity/disaster recovery testing, and incident response plan testing.
•Information Security Incident Responses. The Bank maintains information security incident response plans for various information security/data breach scenarios. The Bank tests its incident response plans at least annually. Pursuant to applicable federal and state laws, regulations and FFIEC standards, the Bank maintains incident response notification procedures for affected customers, including notification of federal regulatory authorities and law enforcement. For the preservation of all possible avenues for law enforcement, the Bank does not disclose information security incidents to the general public unless required by law or as directed by applicable lawful authority.

ITEM 2. Properties
The following table summarizes Patriot’s owned and leased properties, as of December 31, 2023:

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
The Company’s Common Stock is traded on the Nasdaq Global Market under the Symbol “PNBK.”
Holders
There were approximately 243 shareholders of record of the Company’s Common Stock as of December 31, 2023. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
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

250
200
150
100
50
0
Index Value
2018
2019
2020
2021
2022
2023
Patriot National Bancorp ("PNBK")
Nasdaq Community Bank Index Total Return Index ("XABQ")
S&P 500 Total Return Index ("SP500TR")

	Period Ending
	2018	2019	2020	2021	2022	2023
Patriot National Bancorp ("PNBK")	100.00%	89.54%	69.75%	109.12%	74.39%	26.88%
Nasdaq Community Bank Index Total Return Index ("XABQ")	100.00%	121.23%	108.34%	151.34%	123.55%	115.31%
S&P 500 Total Return Index ("SP500TR")	100.00%	131.49%	155.68%	200.88%	164.08%	207.21%

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
Allowance for Credit Losses (ACL)
The Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, Accounting Standard Codification (“ASC”) 326, effective January 1, 2023, which introduced the current expected credit loss (“CECL”) methodology for estimating all expected losses over the life of a financial asset. The allowance for credit losses represents management’s estimate of expected credit losses over the life of a financial asset carried at amortized cost. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the fair value of the underlying collateral and amount and timing of expected future cash flows on individually assessed financial assets, estimated credit losses on pools of loans with similar risk characteristics, and consideration of reasonable and supportable forecasts of macroeconomic conditions, all of which are susceptible to significant change. The Company also maintains an allowance for lending-related commitments, specifically unfunded loan commitments, which relates to certain amounts the Company is committed to lend (not unconditionally cancellable) but for which funds have not yet been disbursed.
Loans deemed uncollectible are charged against and reduce the allowance. A provision for credit losses is charged to current expense and acts to replenish the ACL in order to maintain the allowance at a level that management deems adequate. Determining the allowance involves significant judgments and assumptions by management. Because of the nature of the judgments and assumptions made by management, actual results may differ from these judgments and assumptions.

Allowance for Credit Losses - Debt Securities Available for Sale
The Company receives estimated fair values of debt securities from independent valuation services and brokers. In developing these fair values, the valuation services and brokers use estimates of cash flows based on historical performance of similar instruments in similar rate environments. Available-for-sale debt securities consist primarily of U.S. Government agency debt and mortgage-backed securities issued by the U.S. government, corporate bonds, subordinated notes and SBA loan pools. Effective January1, 2023, as a result of adopting ASU No. 2016-13, quarterly assessments are conducted to evaluate impairment credit losses on available-for-sale debt securities. These evaluations consider factors like fair value deviation from cost, issuer financial health, and the Company's intent to hold securities for fair value recovery. Impairments due to non-credit factors are recorded in other comprehensive income, while credit-related impairments are recognized as allowances for credit losses on the balance sheet. If a security is likely to be sold before amortized cost basis recovery, the entire impairment is recognized in net income with an adjustment to the security's basis. No allowance for ALC-Securities was recorded for available -for-sale securities as of December 31, 2023.

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
FINANCIAL CONDITION
Assets
The Company’s total assets increased $50.1 million, or 4.8%, from $1.04 billion at December 31, 2022 to $1.09 billion at December 31, 2023. The increase was primarily driven by a rise in cash, cash equivalents and restricted cash of $28.0 million, and an increase in loans held for sale of $15.6 million.

Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash increased $28.0 million or 72.9%, from $38.5 million at December 31, 2022 to $66.5 million as of December 31, 2023. The increase in cash reflects the intention to boost balance sheet liquidity in connection with recent uncertainty in the banking sector. The Company’s liquidity position is strong with liquid assets to total assets of 8.7% as of December 31, 2023.
Investment securities
The following table is a summary of the Company’s available-for-sale securities portfolio and other investments at the dates shown:

	December 31,
(In thousands)	2023	2022	2021

U. S. Government agency and mortgage-backed securities	$65,671	$59,046	$66,629
Corporate bonds	13,766	14,655	16,921
Subordinated notes	4,227	4,602	4,626
SBA loan pools	5,037	5,718	5,603
Municipal bonds	486	499	562
Total available-for-sale securities, at fair value	89,187	84,520	94,341

Other investments, at cost	4,450	4,450	4,450

	$93,637	$88,970	$98,791
Total investments increased $4.6 million or 5.2%, from $89.0 million at December 31, 2022 to $93.6 million at December 31, 2023. This increase was primarily attributable to the purchases of available-for-sale securities of $10.4 million in 2023, which was partially offset by $4.3 million in repayments and maturity of principal on available-for-sale securities, and net unrealized loss of $216,000 for the available-for-sale securities, associated with rising market interest rates. During the year ended December 31, 2023, the Bank sold $1.8 million available-for-sale securities and recognized $24,000 net gain on sale. There was no sale of available-for-sales securities during the year ended December 31, 2022. In 2021, the Bank sold $58.8 million available-for-sale securities and recognized net gain on sale of securities of $76,000.
Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of December 31, for each of the years shown:

	December 31,
(In thousands)	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$472,093	55.62%	$437,443	51.57%	$365,247	49.38%
Residential Real Estate	106,783	12.58%	124,140	14.63%	158,591	21.45%
Commercial and Industrial	163,565	19.27%	138,787	16.36%	122,810	16.61%
Consumer and Other	99,688	11.74%	141,091	16.63%	59,364	8.03%
Construction	4,266	0.50%	4,922	0.58%	21,781	2.95%
Construction to permanent - CRE	2,464	0.29%	1,933	0.23%	11,695	1.58%
Loans receivable, gross	848,859	100.00%	848,316	100.00%	739,488	100.00%
Allowance for credit losses	(15,925)		(10,310)		(9,905)
Loans receivable, net	$832,934		$838,006		$729,583

The gross loans receivable increased $543,000 or 0.1%, from $848.3 million at December 31, 2022 to $848.9 million at December 31, 2023. The increase in loans was primarily attributable to $145.5 million in loan origination and $21.1 million in purchases of loans receivable which was partially offset by a net decrease in loan payoffs of $144.0 million for the year ended December 31, 2023. During the second half of 2023 the Bank limited new loan originations to a minimal amount to bring down total assets in line with the objective to enhance its capital ratios. During the second half of 2023, loans held for investment declined $80 million (9%) resulting in an improvement in the Bank’s year end capital ratios. This trend is expected to continue during 2024.
SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of December 31, 2023 and 2022, SBA loans included in the commercial real estate loans were $12.9 million and $12.2 million, respectively. SBA loans included in the commercial and industrial loan were $17.1 million and $20.3 million as of December 31, 2023 and 2022, respectively.
At December 31, 2023, the net loan to deposit ratio was 99.1% and the net loan to total assets ratio was 76.2%. At December 31, 2022, these ratios were 97.4% and 80.3%, respectively.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents loans receivable, gross by portfolio segment, by contractual maturity as of December 31, 2023:

	Contractual Maturity of Loan Balance
(In thousands)	One year or less	One through Five Years	After Five Years	Total
Loan portfolio segment:
Commercial Real Estate	$38,127	$275,055	$158,911	$472,093
Residential Real Estate	1,085	7,710	97,988	106,783
Commercial and Industrial	14,518	80,378	68,669	163,565
Consumer and Other	1,194	46,206	52,288	99,688
Construction	3,812	454	—	4,266
Construction to permanent - CRE	—	—	2,464	2,464
Total	$58,736	$409,803	$380,320	$848,859

Fixed rate loans	$9,501	$275,775	$129,754	$415,030
Variable rate loans	49,235	134,028	250,566	433,829
Total	$58,736	$409,803	$380,320	$848,859
All variable rate loans account for 51.1% of the total loan portfolio. Approximately 24.4% of the variable rate loan portfolio reprices with changes in interest rates within three months of the rate change. The balance of the loan portfolio has an initial rate for a fixed period, for example one, three or five years and then reprice annually after the initial fixed period. These repricing characteristics are reflected in the Bank’s aggregate analysis of net interest sensitivity included in Item 7A. of this report.
As a community bank, the Bank is invested in a local economy, which may be subject to the vagaries of general economic conditions. As of December 31, 2023, the investments in Commercial Real Estate and Commercial and Industrial were approximately 74.9% of total loans receivable. These loans generally are collateralized by the underlying real estate and supported by personal guarantees of the borrowers.
Allowance for credit losses
The Company adopted ASU 2016-13 effective January 1, 2023. ASU 2016-13 requires the measurement of expected credit losses for financial assets, including loans and certain off-balance-sheet credit exposures, measured at amortized cost. See Note 1 - Summary of Significant Accounting Policies to the Company's financial statements for a description of the adoption of ASU 2016-13 and the Company's allowance methodology.

The allowance for credit losses was $15.9 million at December 31, 2023, compared to allowance for loans and lease losses of $10.3 million at December 31, 2022. The increase was primarily due to the adoption of CECL as the Company recorded a transition adjustment of $13.0 million effective January 1, 2023 and a provision for credit losses on loans of $9.9 million, which was partially offset by net charge-offs of $17.3 million for the year ended December 31, 2023.
Based upon the overall assessment and evaluation of the loan portfolio at December 31, 2023, management believes the allowance for credit losses of $15.9 million, which represents 1.9% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.
The following table provides detail of activity in the allowance for credit losses. The Company used the CECL methodology in 2023 while the incurred loss methodology was used in prior years:

	Year Ended December 31,
(In thousands)	2023	2022	2021

Balance at beginning of the period	$10,310	$9,905	$10,584

Impact of ASC 326 adoption	13,001	—	—

Charge-offs:
Commercial Real Estate	(6,346)	—	(51)
Residential Real Estate	(515)	—	(3)
Commercial and Industrial	(927)	(70)	(212)
Consumer and Other	(10,479)	(1,690)	(23)
Construction	(150)	(68)	(69)
Total charge-offs	(18,417)	(1,828)	(358)
Recoveries:
Commercial Real Estate	—	154	—
Residential Real Estate	14	4	3
Commercial and Industrial	34	69	65
Consumer and Other	1,080	121	111
Total recoveries	1,128	348	179

Net charge-offs	(17,289)	(1,480)	(179)

Provision (credit) for credit losses	9,903	1,885	(500)
Balance at end of the period	$15,925	$10,310	$9,905

Ratios:
Net charge-offs to average loans	(1.93)%	(0.18)%	(0.03)%
Allowance for credit losses to total loans	1.88%	1.22%	1.34%

The following table provides an allocation of allowance for credit losses by portfolio segment and the percentage of the loans to total loans:

	December 31,
(In thousands)	2023		2022		2021
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$6,089	55.62%	$6,966	51.57%	$5,063	49.38%
Residential Real Estate	607	12.58%	665	14.63%	1,700	21.45%
Commercial and Industrial	1,269	19.27%	1,403	16.36%	2,532	16.61%
Consumer and Other	7,843	11.74%	1,207	16.63%	253	8.03%
Construction	4	0.50%	24	0.58%	78	2.95%
Construction to permanent - CRE	113	0.29%	10	0.23%	41	1.58%
Unallocated	—	N/A	35	N/A	238	N/A
Total Allowance for credit losses	$15,925	100.00%	$10,310	100.00%	$9,905	100.00%
Nonperforming Assets
The following table presents non-accrual and accruing loans which were past due by over 90 days for the dates indicated:

(In thousands)	December 31,
	2023	2022	2021
Non-accruing loans:
Commercial Real Estate	$12,775	$11,241	$15,704
Residential Real Estate	—	2,470	3,148
Commercial and Industrial	3,921	4,833	4,101
Consumer and Other	977	49	142
Construction	454	—	—
Total non-accruing loans	18,127	18,593	23,095

Loans past due over 90 days and still accruing	341	1,155	2
Other real estate owned	2,843	—	—
Total nonperforming assets	$21,311	$19,748	$23,097

Nonperforming assets to total assets	1.95%	1.89%	2.44%
Nonperforming loans to total loans, net	2.22%	2.36%	3.17%
Non-accrual loans decreased $466,000, from $18.6 million at December 31, 2022 to $18.1 million at December 31, 2023. The $18.1 million of non-accrual loans at December 31, 2023 was comprised of 139 borrowers. Of these, 19 loans were individually evaluated and a specific reserve of $4.2 million was established as of December 31, 2023. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
As of December 31, 2022, the $18.6 million of non-accrual loans was comprised of twenty-eight borrowers, for which a specific reserve of $6.0 million was established.

Loans held for sale
As of December 31, 2023, loans held for sale totaled $20.8 million, consisting of $9.9 million of SBA loans and $10.8 million loans held for sale for digital payments of credit cards. In comparison, at December 31, 2022, loans held for sale solely for SBA loans amounted to $5.2 million.
SBA loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or equipment. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.
Patriot sells the guaranteed portion of SBA loans for liquidity purposes and to generate non-interest income. Loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at December 31, 2023 consisted of $3.5 million SBA commercial and industrial loans and $6.4 million SBA commercial real estate. SBA loans held for sale at December 31, 2022, consisted of $3.1 million SBA commercial and industrial loans and $2.1 million SBA commercial real estate. The Company sold $4.6 million SBA loans during the year ended December 31, 2023, compared to $21.6 million for the year ended December 31, 2022.
During 2023, 2022 and 2021, no loans held for investment were transferred to loans held for sale.
Other consumer loans held for sale
In July 2023, Patriot Bank's Digital Payments Division has entered into a Program Management Agreement with a buyer. Under the agreement, Patriot originates various types of consumer loans that are marketed by the buyer. As of December 31, 2023 , the Bank had credit card loans held for sale totaling $10.8 million. The credit card loans expected to be held for no longer than three days before being sold to the buyer. The credit card receivable are fully cash-secured by deposits at Patriot.
Premises and equipment
As of December 31, 2023 and 2022, Patriot recorded premises and equipment of $29.9 million and $30.6 million, respectively. The decreases in premises and equipment were normal depreciation of the active premises and equipment during the year ended December 31, 2023.
Management continuously reviews its branch locations and corporate offices evaluating operating efficiencies and market share as well as effective customer service and delivery.
Other Real Estate Owned (“OREO”)
As of December 31, 2023, the Bank recorded one OREO of $2.8 million. The OREO balance represents the lower of the carrying value of loan receivable due from the mortgage of the foreclosed residential property or the estimated net realized value of the underlying property acquired through foreclosure. As of December 31, 2022, no OREO balance was record on the balance sheet. In 2021, Patriot sold one OREO of $1.9 million and recognized a gain of $2,000.
Goodwill
The Company performed its annual impairment analysis of goodwill as of October 31, 2023. The analysis determined that the estimated fair value of the reporting unit was less than its carrying value as of October 31, 2023. As a result, the goodwill was considered impaired, leading to a $1.1 million impairment charge recorded in the other non-interest expense on the Consolidated Statements of Operations for the year ended December 31, 2023. As of December 31, 2022, the Company’s goodwill remained unchanged at $1.1 million.
Core deposit intangible (“CDI”)
Core deposit intangible (“CDI”) was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. The Company performed a review of the CDI as of October 31, 2023 and determined that there was no impairment of the CDI as of December 31, 2023. The decrease in CDI of $46,000 from $249,000 at December 31, 2022 to $203,000 at December 31, 2023, was solely due to the amortization of the CDI for the year ended December 31, 2023.

Deferred Taxes
As of December 31, 2023, Patriot had available approximately $15.5 million of Federal net operating loss carryforwards (“NOL”) that are offset by $15.5 million in Internal Revenue Code §382 limitations. After applying the limitation, at December 31, 2022, Patriot has no  post-change net operating loss carry-forwards. For the years ended December 31, 2023 and 2022, the Bank did not record any uncertain tax position (“UTP”) related to the utilization of certain federal net operating losses.
Additionally, Patriot has approximately $47.3 million of NOLs available for Connecticut tax purposes at December 31, 2023, which may be used to offset up to 50% of taxable income in any year. The NOLs will expire between 2030 and 2040.
As of December 31, 2023, Patriot had a $24.1 million deferred tax asset, comprised of multiple temporary differences, in addition to the previously aforementioned NOLs. The assessment of the potential realizability of the deferred tax assets is based on observation of the condition and future of the Bank, including cumulative pre-tax profit from the last three years, forecasted taxable income for 2024 and future periods, and net operating loss carry-forwards that do not begin to expire until 2030.
Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In 2023, management noted forecasted future period taxable income, the overall quality of the loan portfolio, continued efforts to reduce and control operating expenses, and net operating loss carryforwards that do not begin to expire until the year 2030. Based upon this evidence, management concluded there was no need for a valuation allowance as of December 31, 2023.
Patriot will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that a portion of the deferred tax assets will not be realized, a valuation allowance will be established.
Derivatives
In December 2023, two back to back interest rate swaps were terminated. As of December 31, 2023, total two interest rate swaps remained outstanding. One swap is held with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other swaps is with an outside third party. The customer interest rate swap is matched in offsetting terms to the third-party interest rate swaps. These swaps are reported at fair value in other assets or other liabilities on the Consolidated Balance Sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income. No gain on the swaps was recognized for the year ended December 31, 2023, 2022 and 2021.
The Company did not recognize any unrealized and realized gain or loss for the year ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company recognized $149,000 of accumulated other comprehensive income that was reclassified into interest income. The interest swap interest income is included in interest and fees on loans on the Consolidated Statements of Operations. A gain of $512,000 was recognized from the termination of the interest rate swap cash flow hedge for the year ended December 31, 2021, which is included in other income on the Consolidated Statements of Operations.
Further discussion of the final derivatives is set forth in Note 11 and Note 21 to the Consolidated Financial Statements.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	December 31,
	2023	2022	2021
Non-interest bearing:
Non-interest bearing	$95,109	$118,541	$140,384
Non-interest bearing DDA- Digital Payments	14,947	151,095	86,329
Total non-interest bearing	110,056	269,636	226,713

Interest bearing:
Negotiable order of withdrawal accounts (NOW)	42,416	34,440	34,741
Savings	44,104	71,002	109,744
Interest bearing DDA - Digital Payments	162,196	—	—
Money market	166,294	164,827	111,957
Money market - Digital Payments	33,986	46,173	52,561
Certificates of deposit, less than $250,000	175,988	165,793	142,246
Certificates of deposit, $250,000 or greater	64,745	59,877	53,584
Brokered deposits	40,526	48,698	17,016
Total Interest bearing	730,255	590,810	521,849

Total Deposits	$840,311	$860,446	$748,562

Total Digital Payments deposits	$213,383	$197,268	$138,890

Total retail bank deposits	$394,819	$430,650	$493,066
As of December 31, 2023, total deposits decreased $20.1 million, primarily due to a decline in retail branch deposits partially offset by a growth in digital payments deposits. The decline in non-interest bearing deposits was the result of the transfer of most of the digital payments deposits from non-interest bearing to interest bearing due to the growth of that business and decrease in savings.
Borrowings
As of December 31, 2023 and 2022, total borrowings were $201.1 million and $115.2 million, respectively. Borrowings consist of Federal Home Loan Bank (“FHLB”) advances, FRB borrowing, senior notes, junior subordinated debentures, and a note payable to the seller from whom the Fairfield branch building was purchased in 2015.
Shareholders’ Equity
Equity decreased $15.2 million from $59.6 million at December 31, 2022 to $44.4 million at December 31, 2023. The decrease was primarily due to a cumulative adjustment to the opening balance of accumulated deficit of $11.5 million upon adoption of CECL effective January 1, 2023, and $4.2 million net loss for the year ended December 31, 2023.

The following table presents average balance sheets, interest income, interest expense and the corresponding yields earned, and rates paid for each of the years in the three-year period ended December 31, 2023.

(In thousands)	Year Ended December 31,
	2023			2022			2021
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$896,500	$54,310	6.06%	$831,634	$40,823	4.91%	$705,353	$30,115	4.27%
Investments	99,546	3,157	3.17%	96,770	2,691	2.78%	102,466	2,147	2.10%
Cash equivalents and restricted cash	25,140	1,490	5.93%	32,229	498	1.55%	57,753	89	0.15%

Total interest earning assets	1,021,186	58,957	5.77%	960,633	44,012	4.58%	865,572	32,351	3.74%

Cash and due from banks	3,172			8,091			4,016
Allowance for credit losses	(22,596)			(9,762)			(10,384)
OREO	138			—			893
Other assets	69,923			66,440			61,182

Total Assets	$1,071,823			$1,025,402			$921,279

Liabilities
Interest bearing liabilities:
Deposits	$711,479	$21,668	3.05%	$572,295	$5,300	0.93%	$525,537	$2,243	0.43%
Borrowings	134,570	6,141	4.56%	106,292	3,509	3.30%	94,511	2,986	3.16%
Senior notes	11,654	1,159	9.95%	12,002	866	7.22%	11,963	913	7.63%
Subordinated debt	17,985	1,481	8.23%	17,947	1,066	5.94%	17,910	933	5.21%
Note Payable and other	469	8	1.71%	678	12	1.77%	881	15	1.70%

Total interest bearing liabilities	876,157	30,457	3.48%	709,214	10,753	1.52%	650,802	7,090	1.09%

Demand deposits	140,654			244,128			196,287
Other liabilities	8,505			9,651			8,485

Total Liabilities	1,025,316			962,993			855,574

Shareholders' equity	46,507			62,409			65,705

Total Liabilities and Shareholders' Equity	$1,071,823			$1,025,402			$921,279

Net interest income		$28,500			$33,259			$25,261

Interest margin			2.79%			3.46%			2.92%
Interest spread			2.29%			3.06%			2.65%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the years ended December 31, 2023 to 2022 and December 31, 2022 to 2021.

	Year Ended December 31,
	2023 compared to 2022			2022 compared to 2021
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$3,850	$9,637	$13,487	$5,063	$5,645	$10,708
Investments	59	407	466	(115)	659	544
Cash equivalents and other	(109)	1,101	992	(42)	451	409

Total interest earning assets	3,800	11,145	14,945	4,906	6,755	11,661

Interest bearing liabilities:
Deposit	2,430	13,938	16,368	463	2,594	3,057
Borrowings	937	1,695	2,632	376	147	523
Senior notes	(27)	320	293	3	(50)	(47)
Subordinated debt	—	415	415	2	131	133
Note payable and other	(4)	—	(4)	(3)	—	(3)

Total interest bearing liabilities	3,336	16,368	19,704	841	2,822	3,663

Net interest income	$464	$(5,223)	$(4,759)	$4,065	$3,933	$7,998

RESULTS OF OPERATIONS
A discussion regarding the financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 29, 2023.
Comparison of Results of Operations for the years 2023 and 2022
For the year ended December 31, 2023, the Company recorded net loss of $4.2 million ($(1.05) basic and diluted loss per share) compared to net income of $6.2 million ($1.56 basic and diluted loss per share) for the year ended December 31, 2022.
Pre-tax loss was $5.6 million for the year ended December 31, 2023, compared to pre-tax income of $7.8 million for the year ended December 31, 2022. Significant variances are summarized below and discussed in detail subsequently:
•Interest and dividend income increased $14.9 million;
•Interest expense increased $19.7 million;
•Net interest income decreased $4.8 million;
•Provision for credit losses increased $5.5 million;
•Non-interest income increased $2.4 million; and
•Non-interest expense increased $5.5 million.

Net interest income
Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.
For the year ended December 31, 2023, interest income increased to $59.0 million, as compared to $44.0 million for the year ended December 31, 2022, which was primarily attributable to an increase of $64.9 million in average loan balances, along with an increase in rates earned on loans reflecting the increase in interest rates during 2023.
For the year ended December 31, 2023, total interest expense increased to $30.5 million, as compared to $10.8 million for the year ended December 31, 2022, primarily due to an increase in average deposits balance of $139.2 million. The increase in deposit interest expense reflects higher deposit balances and higher market interest rates.
Net interest income for the years ended December 31, 2023 and 2022 was $28.5 million and $33.3 million, respectively. The Bank’s net interest margin decreased to 2.8% for the year ended December 31, 2023, compared with 3.5% for the year ended December 31, 2022. The decline in net interest margin was primarily associated with an increase in the cost of deposits and other borrowings due to the significant rise in market interest rates, only partially mitigated by the rise in variable rate interest earning assets.
Provision (Credit) for credit losses
Beginning January 1, 2023, the Company adopted the CECL accounting standard. For the year ended December 31, 2023, the Bank recorded total provision for credit losses of $7.4 million, consisting of a $9.9 million provision for credit loss on loans and a credit in reserve for the off-balance sheet exposure of $(2.5) million. For the year ended December 31, 2022, a provision for loan losses of $1.9 million was recorded, with no recorded reserve for the off-balance-sheet exposure .
The increase in the provision for credit losses for the year ended December 31, 2023 was primarily due to an additional reserve of $4.0 million associated with a single loan balance while the higher provisions also included additional charges associated with the unsecured consumer loan and SBA portfolios.
Non-interest income
For the year ended December 31, 2023, non-interest income increased to $6.0 million, as compared to $3.6 million in 2022. The increase was primarily attributable to higher non-interest income from the digital payments program in 2023, partially offset by a lower gain on sale of SBA loans.
Non-interest expense
For the year ended December 31, 2023, non-interest expense increased to $32.7 million, as compared to $27.2 million for the year ended December 31, 2022. The primary drivers of this increase in 2023 were a $1.1 million goodwill impairment recorded in the fourth quarter of 2023, and increased salaries and benefit expenses in 2023, some of which related to the build up of the mortgage origination business expected to begin operations in the first quarter of 2024.

Other financial measures and ratios:

	As of and for the year ended December 31,
	2023	2022	2021

(Loss) return on average assets	(0.39)%	0.60%	0.55%
(Loss) return on average equity	(8.99)%	9.87%	7.75%
Average equity to average assets	4.34%	6.09%	7.13%
We derived the selected balance sheet measures as of December 31, 2023, 2022 and 2021 and the selected statement of income measures for the years ended December 31, 2023, 2022 and 2021 from our audited Consolidated Financial Statements included elsewhere in this annual report. Average balances have been computed using daily averages.

Selected Quarterly Financial Data:
The following tables present the summarized quarterly results of operations (unaudited) to the Consolidated Financial Statements for the calendar year 2023:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Interest and dividend income	$13,646	$15,309	$15,070	$14,932
Interest expense	5,633	7,596	8,545	8,683
Net interest income	8,013	7,713	6,525	6,249
Provision (credit) for credit losses	2,220	1,325	4,688	(804)	(1)
Non-interest income	835	829	1,169	3,172	(2)
Non-interest expense	7,584	8,063	8,109	8,953	(3)
(Loss) income before income taxes	(956)	(846)	(5,103)	1,272
(Benefit) provision for income taxes	(257)	(231)	(1,333)	367
Net (loss) income	$(699)	$(615)	$(3,770)	$905	(4)

(Loss) earnings per share
Basic	$(0.18)	$(0.16)	$(0.95)	$0.23
Diluted	$(0.18)	$(0.16)	$(0.95)	$0.23	(5)

Weighted average shares outstanding - Basic	3,965,186	3,965,186	3,965,186	3,965,733	(6)
Weighted average shares outstanding - Diluted	3,965,186	3,965,186	3,965,186	3,965,733	(6)
(1) In the fourth quarter of 2023, the provision for credit loss decreased to a credit , primarily due to decrease in loan balance and the reversal of a commitment reserve associated with its consumer loan portfolio that was no longer needed as the result of the termination of the commitments.
(2) The non-interest income was primarily attributable to an income of $1.3 million resulted from a credit loss sharing agreement entered with a seller/servicer of consumer loans.
(3) During the fourth quarter of 2023, the increase in non-interest expense was primarily attributable to an impairment charge for goodwill totaled $1.1 million.
(4) Due to significant changes above, the net income increased to $905,000, compared to net losses in the first three quarters of 2023.
(5) The sum of Earnings (loss) per share - Basic and Diluted of each of the quarters in the year ended December 31, 2023 does not agree to the amount of Basic and Diluted earnings per share presented on the Consolidated Statement of Operations for the year ended December 31, 2023, due to the impact of rounding to the nearest cent on the amount of Earnings per share - Basic and Diluted for the three months ended December 31, 2023 (i.e., the "Fourth Quarter").
(6) The weighted average diluted shares outstanding did not include 491, 1,528, 1,651, and 15,622 anti-dilutive restricted common shares as of March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, respectively.

The following tables present the summarized quarterly results of operations (unaudited) to the Consolidated Financial Statements for the calendar year 2022:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022
Interest and dividend income	$8,320	$9,687	$12,039	$13,966
Interest expense	1,594	1,967	2,796	4,396
Net interest income	6,726	7,720	9,243	9,570
Provision for loan losses	—	275	200	1,410
Non-interest income	814	798	654	1,339
Non-interest expense	6,429	6,502	7,214	7,077
Income before income taxes	1,111	1,741	2,483	2,422
Provision for income taxes	311	476	157	652
Net income	$800	$1,265	$2,326	$1,770

Earnings per share
Basic	$0.20	$0.32	$0.59	$0.45
Diluted	$0.20	$0.32	$0.59	$0.45	(1)

Weighted average shares outstanding - Basic	3,956,492	3,957,260	3,957,269	3,957,355
Weighted average shares outstanding - Diluted	3,966,002	3,967,079	3,963,708	3,960,631
(1) The sum of Earnings (loss) per share - Basic and Diluted of each of the quarters in the year ended December 31, 2022 does not agree to the amount of Basic and Diluted earnings per share presented on the Consolidated Statement of Operations for the year ended December 31, 2022, due to the impact of rounding to the nearest cent on the amount of Earnings per share - Basic and Diluted for the three months ended December 31, 2022 (i.e., the "Fourth Quarter").

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2023, the Company’s balance sheet liquidity was $94.9 million, which was 8.7% of total assets of $1.09 billion. At December 31, 2022, the balance sheet liquidity was $97.4 million, which was 9.3% of total assets of $1.04 billion. Liquidity including readily available off-balance sheet funding sources was 18.6% at December 31, 2023 compared to 18.0% at December 31, 2022.
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
The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). At December 31, 2023, the outstanding advances from the FHLB-B aggregated $171.0 million. The additional borrowing capacity available from FHLB-B was $73.4 million, which is comprised of $71.4 million of advances and a $2.0 million overnight line of credit. Additionally, the Bank retains a collateralized borrowing line with the Federal Reserve Bank which totaled $15.5 million at December 31, 2023 and correspondent bank borrowing lines totaling $17.0 million at December 31, 2023.

In July 2023, the Bank established a collateralized funding line of $80.0 million at par value under the Federal Reserve's newly established Bank Term Funding Program ("BTFP"). The program provides additional funding to eligible depository institutions, assuring they can meet the needs of all their depositors. The program serves as an additional source of liquidity against high-quality securities, eliminating the need of an institution to quickly sell those securities in times of stress. The line allows for a fixed rate borrowing at market rates, for up to one year, with repayment permitted at any time without penalty. As of December 31, 2023, the collateral value of the pledged securities was $72.4 million.
As of December 31, 2023, the maturities of Patriot’s contractual obligations are as follows:

(In thousands)	Contractual Obligations Due
Contractual Obligation Category	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Certificates of deposit	$200,178	$40,219	$336	$—	$240,733
Brokered deposits	33,853	6,673	—	—	40,526
FHB, FRB and correspondent bank borrowings	171,000	—	—	—	171,000
Senior notes	—	12,000	—	—	12,000
Subordinated debt	—	—	10,000	—	10,000
Junior subordinated debt	—	—	—	8,248	8,248
Note payable	376	—	—	—	376
Operating lease obligations	457	634	403	679	2,173

Total contractual obligations	$405,864	$59,526	$10,739	$8,927	$485,056
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
The primary source of liquidity at the Company as a stand-alone parent company is return of capital from the Bank. These capital returns are subject to OCC approval and are needed periodically to provide funds needed to service debt payments at the Company. Return of Capital payments from the Bank to the Company totaled $2.5 million for the year ended December 31, 2023, $900,000 for the year ended December 31, 2022, and $500,000 for the year ended December 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS
The Bank’s off-balance sheet commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2023 and 2022, the Bank’s off-balance sheet commitments were $92.5 million and $154.3 million, respectively.

REGULATORY CAPITAL REQUIREMENTS
The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at December 31, 2023:

	December 31, 2023
	Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$89,727	10.00%	$100,683	11.22%
Tier 1 Capital (to risk weighted assets)	73,282	8.17%	94,238	10.50%
Common Equity Tier 1 Capital (to risk weighted assets)	65,282	7.27%	94,238	10.50%
Tier 1 Leverage Capital (to average assets)	73,282	6.76%	94,238	8.70%
Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. From September 2021 to September 30, 2023, the Company elected to adopt the CBLR framework. In the fourth quarter of 2023, the Company elected to use the instituted regulatory risk-based capital approach.
Under the regulatory framework for prompt correction action, to be considered “well capitalized,” an institution must generally have a leverage capital ratio of at least 5.0%, CET1 capital ratio at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0% and a total risk-based capital ratio of at least 10%. However, the OCC has the discretion to require increased capital ratios.
As of December 31, 2023, the Bank established minimum required capital ratios under a Board approved Capital plan which determined those ratios using a Comprehensive Capital Analysis and Review (“CCAR’)-based stress capital buffer. That plan established the following capital limits which the Bank exceeded at December 31, 2023:
Total Capital to risk weighted assets                10.50%
Tier 1 Capital to Risk weighted assets                9.30%
Common Equity Tier 1 Capital to Risk weighted assets        9.30%
Tier 1 Leverage Capital to average assets                8.10%
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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of December 31, 2023			As of December 31, 2022
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$107,524	$(5,779)	(5.10)%	$146,888	$(15,357)	(9.47)%
+100	112,036	(1,267)	(1.12)%	157,368	(4,877)	(3.01)%
BASE	113,303	—	—	162,245	—	—
-100	114,032	729	0.64%	163,472	1,227	0.76%
-200	106,718	(6,585)	(5.81)%	155,386	(6,859)	(4.23)%

	Net Interest Income - Performance Summary
	December 31, 2023			December 31, 2022
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$34,529	$483	1.42%	$46,131	$(1,177)	(2.49)%
+100	34,425	379	1.11%	46,938	(370)	(0.78)%
BASE	34,046	—	—	47,308	—	—
-100	34,120	74	0.22%	47,657	349	0.74%
-200	34,595	549	1.61%	46,747	(561)	(1.19)%
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

ITEM 8. Financial Statements and Supplementary Data
The Financial Statements required by this item are presented in the order shown below:

-	Report of Independent Registered Public Accounting Firm (PCAOB ID:49)
-	Consolidated Balance Sheets as of December 31, 2023 and 2022
-	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2023
-	Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three-year period ended December 31, 2023
-	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2023
-	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2023
-	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Patriot National Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses in 2023 due to the adoption of Accounting Standard Codification Topic 326, Financial Instruments ‑ Credit Losses.

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

Allowance for Credit Losses for Loans

As described in Notes 1 and 4 of the consolidated financial statements, the Company’s allowance for credit losses (allowance) totaled $15.9 million as of December 31, 2023. The recorded allowance was established based on an allowance of $11.7 million related to loans collectively evaluated and on an allowance of $4.2 million relating to loans individually evaluated as of December 31, 2023.

For loans that are collectively evaluated for impairment, the Company evaluates loans with similar risk characteristics in pools and uses a model and methodology that forecasts the probability of default (PD), loss given default (LGD), and exposure at default (EAD) for loans in a given pool over their remaining life, thereby deriving an allowance capable of absorbing estimated losses over the remaining life of the portfolio. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The reasonable and supportable forecasts used in the model are influenced by changes in real Gross Domestic Product (GDP), State of Connecticut unemployment rate, New York Fed recession indicator, CoStar composite index, New York Case Schiller index, Coincident activity index, Michigan consumer activity index, S&P's BBB credit spreads, and the Company's loan delinquencies and charge off data.

The PD model employs a quarterly risk-rating transition method to estimate the probability of default by simulating loan downgrades and assigning increasing default probabilities to each loan. This captures the likelihood that borrowers will be unable to repay their loans according to the original terms. The LGD calculation considers characteristics such as collateral value and vintage, underlying collateral characteristics (e.g., commercial real estate vs. residential, owner-occupied vs. investment), a floor for the LGD calculation (minimum loss in event of default regardless of collateral protection), and other relevant underwriting characteristics. Also calculated is the exposure at default. The probability of default is multiplied by the loss given default and the exposure at default. This calculation is forecasted for every year remaining in the life of each loan, and the results are aggregated to determine the necessary level of ACL for the pooled loans. Forecasted exposure at default can be influenced by prepayments speeds.

An additional component of the allowance is determined by management based on a qualitative analysis of certain factors related to portfolio risks that are not incorporated in the calculated model. The factors include lending practices, the ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition.

Credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis (individually evaluated loans). Individual evaluations are performed for nonaccrual loans and loans rated substandard that are in excess of $100,000. Specific allowances were estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

We identified the assessment of certain inputs and assumptions used in the allowance for collectively evaluated loans as a critical audit matter because auditing certain underlying assumptions involved a high degree of complexity and auditor judgment given the high degree of subjectivity exercised by management. Specifically, our assessment encompassed the evaluation of management’s determination of reasonable and supportable forecasts, prepayment speeds, the LGD floor, and qualitative factors applied to the quantitative model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

Our audit procedures related to management’s determination of reasonable and supportable forecasts, prepayment speeds, the LGD floor, and qualitative factors applied to the quantitative model included the following:

-We obtained an understanding of the relevant controls related to management’s determination of reasonable and supportable forecasts, prepayment speeds, the LGD floor, and qualitative factors applied to the quantitative model.

-We tested the completeness and accuracy of data used by management in determining the selection and weighting of reasonable and supportable economic forecast scenarios by agreeing on a sample basis the underlying data and components to their appropriate internal or external sources.

-We evaluated the completeness and accuracy of data used by management in determining the prepayment speeds used in its calculation of PD and LGD by agreeing the underlying data to internal sources.

-We evaluated the completeness and accuracy of data used by management in determining the application of a minimum LGD floor in the calculation of LGD by agreeing the underlying data to internal sources.

-We tested the completeness and accuracy of data used by management in determining the qualitative factor adjustments to the quantitative model by agreeing the underlying data to appropriate internal and external sources.

-We evaluated management’s determination of the magnitude and extent of qualitative factors applied to the model for reasonableness in relation to the underlying data tested.

Goodwill Impairment Assessment

As described in Notes 1 and 8 of the consolidated financial statements, the Company recognized goodwill impairment of $1.1 million and had no goodwill balance as of December 31, 2023. The Company performs a goodwill impairment test annually as of October 31, or whenever certain triggering events occur or there are circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount are identified. Management estimates the fair value of the reporting unit by considering multiple valuation techniques, which include subjective assumptions about the future cash flows of the Company, assumptions within the capitalization rate, valuation multiples, and market data used.

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

Our audit procedures related to goodwill impairment assessment included the following for the impairment test performed for the year:

-We obtained an understanding of the relevant controls relating to management’s process for developing the fair value estimates of the reporting unit, including an assessment of the appropriateness of the valuation techniques used.

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

-We used the assistance of internal professionals with specialized skill and knowledge to assist in the evaluation of significant assumptions used in the valuation methodology. This included:

–Testing the fair value of the reporting unit through testing of the completeness and accuracy of the data used by management to develop the estimate.

–Evaluating the reasonableness of the cash flow projection calculations used to develop the estimate.

–Evaluating the capitalization rate, the valuation multiples used, and the market data incorporated into the estimate by assessing the reasonableness, comparability and appropriateness of the market-based information used by agreeing the components to independent source data.

/s/ RSM US LLP
We have served as the Company’s auditor since 2017.
Hartford, Connecticut
April 1, 2024

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2023	2022

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,195	$5,182
Interest bearing deposits	50,322	33,311
Restricted cash	14,019	—
Total cash, cash equivalents and restricted cash	66,536	38,493
Investment securities:
Available-for-sale securities, at fair value	89,187	84,520
Other investments, at cost	4,450	4,450
Total investment securities	93,637	88,970

Federal Reserve Bank (FRB) stock, at cost	2,090	2,627
Federal Home Loan Bank (FHLB) stock, at cost	4,202	3,874
Loans receivable (net of allowance for credit losses: 2023: $15,925 and 2022: $10,310)	832,934	838,006
Loans held for sale	20,767	5,211
Accrued interest and dividends receivable	7,219	7,267
Premises and equipment, net	29,875	30,641
Other real estate owned	2,843	—
Deferred tax asset	24,134	15,527
Goodwill	—	1,107
Core deposit intangible, net	203	249
Other assets	8,985	11,387
Total assets	$1,093,425	$1,043,359

Liabilities
Deposits:
Noninterest bearing deposits	$110,056	$269,636
Interest bearing deposits	730,255	590,810
Total deposits	840,311	860,446

FHLB, FRB and correspondent bank borrowings	171,000	85,000
Senior notes, net	11,723	11,640
Subordinated debt, net	9,869	9,840
Junior subordinated debt owed to unconsolidated trust, net	8,137	8,128
Note payable	376	585
Advances from borrowers for taxes and insurance	1,164	886
Accrued expenses and other liabilities	6,462	7,251
Total liabilities	1,049,042	983,776

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of December 31, 2023: 4,049,814 shares issued; 3,976,073 shares outstanding; As of December 31, 2022: 4,038,927 shares issued; 3,965,186 shares outstanding;	106,670	106,565
Accumulated deficit	(47,026)	(31,337)
Accumulated other comprehensive loss	(15,261)	(15,645)
Total shareholders' equity	44,383	59,583
Total liabilities and shareholders' equity	$1,093,425	$1,043,359
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022	2021

Interest and Dividend Income
Interest and fees on loans	$54,310	$40,823	$30,115
Interest on investment securities	2,653	2,307	1,924
Dividends on investment securities	504	384	223
Other interest income	1,490	498	89
Total interest and dividend income	58,957	44,012	32,351

Interest Expense
Interest on deposits	21,668	5,300	2,243
Interest on FHLB, FRB and correspondent bank borrowings	6,141	3,509	2,986
Interest on senior debt	1,159	866	913
Interest on subordinated debt	1,481	1,066	933
Interest on note payable	8	12	15
Total interest expense	30,457	10,753	7,090

Net interest income	28,500	33,259	25,261

Provision (credit) for credit losses	7,429	1,885	(500)

Net interest income after provision (credit) for credit losses	21,071	31,374	25,761

Non-interest Income
Loan application, inspection and processing fees	694	386	257
Deposit fees and service charges	285	256	251
Gains on sales of loans	169	1,461	1,886
Rental income	395	566	543
Gain on sale of investment securities	24	—	76
Digital Payments income	2,294	683	103
Other income	2,144	253	1,307
Total non-interest income	6,005	3,605	4,423

Non-interest Expense
Salaries and benefits	17,598	15,506	11,089
Occupancy and equipment expense	3,410	3,428	3,430
Data processing expense	1,228	1,185	1,451
Professional and other outside services	3,369	2,664	3,155
Project expenses, net	93	133	1,882
Advertising and promotional expense	269	232	235
Loan administration and processing expense	259	234	134
Regulatory assessments	1,176	817	907
Insurance expense, net	277	271	280
Communications, stationary and supplies	870	616	604
Intangible asset impairment	1,107	—	—
Other operating expense	3,053	2,136	2,004
Total non-interest expense	32,709	27,222	25,171

(Loss) Income before income taxes	(5,633)	7,757	5,013

(Benefit) provision for income taxes	(1,454)	1,596	(81)

Net (loss) income	$(4,179)	$6,161	$5,094

Basic (loss) earnings per share	$(1.05)	$1.56	$1.29
Diluted (loss) earnings per share	$(1.05)	$1.55	$1.29

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
See Accompanying Notes to Consolidated Financial Statements.

(In thousands)	Year Ended December 31,
	2023	2022	2021

Net (loss) income	$(4,179)	$6,161	$5,094

Other comprehensive income (loss)
Unrealized holding gain (loss) on securities	240	(18,879)	(1,432)
Income tax effect	(108)	4,871	369
Reclassification for realized gain on sale of investment securities	(24)	—	(76)
Income tax effect	6	—	20
Impact of update to effective tax rate	270	—	—
	384	(14,008)	(1,119)
Derivative instruments:
Unrealized holding gain on cash flow hedge	—	—	149
Income tax effect	—	—	(39)
Reclassification adjustment for net gain included in net income	—	—	(149)
Income tax effect	—	—	39
	—	—	—

Total other comprehensive income (loss)	384	(14,008)	(1,119)

Comprehensive (loss) income	$(3,795)	$(7,847)	$3,975
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2021	3,943,572	$106,329	$(42,592)	$(518)	$63,219
Comprehensive loss:
Net income	—	—	5,094	—	5,094
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(1,119)	(1,119)
Total comprehensive income (loss)	—	—	5,094	(1,119)	3,975
Share-based compensation expense	—	150	—	—	150
Vesting of restricted stock	12,920	—	—	—	—
Balance at December 31, 2021	3,956,492	106,479	(37,498)	(1,637)	67,344
Comprehensive income (loss):
Net income	—	—	6,161	—	6,161
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(14,008)	(14,008)
Total comprehensive income (loss)	—	—	6,161	(14,008)	(7,847)
Share-based compensation expense	—	86	—	—	86
Vesting of restricted stock	8,694	—	—	—	—
Balance at December 31, 2022	3,965,186	106,565	(31,337)	(15,645)	59,583
Transition adjustment related to adoption of ASC326, net of tax	—	—	(11,510)	—	(11,510)
Comprehensive (loss) income:
Net loss	—	—	(4,179)	—	(4,179)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	384	384
Total comprehensive (loss) income	—	—	(4,179)	384	(3,795)
Share-based compensation expense	—	105	—	—	105
Vesting of restricted stock	10,887	—	—	—	—
Balance at December 31, 2023	3,976,073	$106,670	$(47,026)	$(15,261)	$44,383
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(4,179)	$6,161	$5,094
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
(Accretion) amortization of investment premiums and discounts, net	(116)	(51)	267
Amortization and accretion of purchase loan premiums and discounts, net	1,902	2,722	2,087
Amortization of debt issuance costs	177	38	111
Amortization of core deposit intangible	46	47	47
Amortization of servicing assets of sold SBA loans	114	98	67
Impairment of intangible assets	1,107	—	—
Provision (credit) for credit losses	7,429	1,885	(500)
Depreciation and amortization	1,193	1,325	1,521
Gain on sales of available-for-sale securities	(24)	—	(76)
Gain on sale of premises and equipment	—	—	(550)
Share-based compensation	105	86	150
(Increase) decrease in deferred income taxes, net	(4,211)	1,490	(261)
Originations of loans held for sale, net	(189,453)	(23,972)	(16,574)
Proceeds from sale of loans held for sale	174,066	23,077	16,267
Gains on sale of loans held for sale, net	(169)	(1,461)	(1,886)
Net gain on sale and write-down of other real estate owned	—	—	(2)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	48	(1,445)	798
Decrease (increase) in other assets	1,750	(879)	(2,124)
(Decrease) increase in accrued expenses and other liabilities	(500)	(2,085)	3,160
Net cash (used in) provided by operating activities	(10,715)	7,036	7,596

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	1,780	3,600	77,690
Principal repayments on available-for-sale securities	4,324	6,723	11,667
Purchases of available-for-sale securities	(10,415)	(19,330)	(136,135)
Redemptions (purchases) of Federal Reserve Bank stock	537	216	(60)
(Purchases) redemptions of Federal Home Loan Bank stock	(328)	310	319
Origination of loans receivable	(145,531)	(211,383)	(220,349)
Purchases of loans receivable	(21,108)	(141,412)	(89,338)
Payments received on loans receivable	143,977	239,639	298,059
Purchases of premises and equipment	(412)	(414)	(430)
Proceeds from sale of premises and equipment	—	—	1,464
Proceeds from sale of other real estate owned	—	—	1,908
Net cash used in investing activities	(27,176)	(122,051)	(55,205)

Cash Flows from Financing Activities:
(Decrease) increase in deposits, net	(20,135)	111,884	62,906
Increase (decrease) in FHLB, FRB and correspondent bank borrowings	86,000	(5,000)	—
Repayments of senior notes	—	(12,000)	—
Proceeds from issuance of senior notes	—	12,000	—
Principal repayments of note payable	(209)	(206)	(203)
Increase (decrease) in advances from borrowers for taxes and insurance	278	(215)	(2,685)
Net cash provided by financing activities	65,934	106,463	60,018

Net increase (decrease) in cash, cash equivalents and restricted cash	28,043	(8,552)	12,409

Cash, cash equivalents and restricted cash at beginning of period	38,493	47,045	34,636

Cash, cash equivalents and restricted cash at end of period	$66,536	$38,493	$47,045

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Year Ended December 31,
	2023	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,631	$10,472	$7,210
Cash paid for income taxes, net	$3,536	$102	$140

Non-cash transactions:
Net change in unrealized (gain) loss on available-for-sale securities	$(384)	$14,008	$1,119

Transfers of SBA loans held for sale to loans receivable	$—	$274	$281

Transfers of loans receivable to OREO	$2,843	$—	$—

Capitalized servicing assets	$85	$400	$335

Operating lease right-of-use assets	$16	$80	$373

(Decrease) increase in interest rate swaps	$(129)	$(535)	$449

Deferred cost for capital raise	$—	$(825)	$825

Deferred debt issuance costs	$56	$360	$—

Increase in premises and equipment	$—	$—	$10
Reclassification of premises and equipment to implementation cost	$—	$—	$52
Increase in accrued expense and other liabilities	$—	$—	$(62)

Expected credit loss for loans - ASC 326 adoption	$13,001	$—	$—
Expected credit loss for unfunded loan commitments - ASC 326 adoption	$2,737	$—	$—
Deferred tax assets - ASC 326 adoption	$(4,228)	$—	$—
Retained earnings adjustment - ASC 326 adoption	$11,510	$—	$—

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
Reclassification
Certain prior period amounts have been reclassified to conform to current year financial statement presentation. These reclassifications only change the reporting categories and do not affect the consolidated results of operations or consolidate financial position of the Company.

Summary of Significant Accounting Policies:
Principles of consolidation and basis of financial statement presentation
The consolidated financial statements include the accounts of Patriot, and the Bank's wholly owned subsidiaries, PinPat Acquisition Corporation and have been prepared in conformity with US GAAP. All significant intercompany balances and transactions have been eliminated.
Cash, Cash Equivalents and Restricted Cash
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
The Company maintains cash on deposit at another depository institution as collateral for the Bank’s Digital Payments business, which is considered as restricted cash.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Federal Reserve Bank and Federal Home Loan Bank stock
The Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLB-B”), as collateral, in an amount equal to a percentage of its outstanding mortgage loans and loans secured by residential properties, including mortgage-backed securities. Additionally, the Bank is required to maintain an investment in the capital stock of the Federal Reserve Bank (“FRB”), as collateral, in an amount equal to one percent of five percent of the Bank’s total equity capital as per its latest Report of Condition (“Call Report”) filed with the Federal Deposit Insurance Corporation. The FRB requires that one-half of the investment in its stock be funded currently, with the remaining amount subject to call when deemed necessary by the FRB Board of Governors.
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
Included in the Bank’s investment portfolio are shares in the FHLB-B and FRB of $6.3 million and $6.5 million as of December 31, 2023 and 2022, respectively. Management has evaluated its investment in the capital stock of the FHLB-B and FRB for impairment, based on the aforementioned criteria, and has determined that as of December 31, 2023 and 2022 there is no impairment of its investment in either the FHLB-B or FRB.
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
For available-for-sale debt securities in an unrealized loss position, the Company will first assess whether i) it intends to sell or ii) it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If either case is applicable, any previously recognized allowances are charged off and the debt security’s amortized cost is written down to fair value through income. If neither case is applicable, the debt security is evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the debt security by a rating agency and any adverse conditions specifically related to the debt security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the debt security are compared to the amortized cost basis of the debt security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an Allowance for Credit Losses (“ACL”) is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through allowance for credit losses is recognized in other comprehensive income, net of tax.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Securities transactions are recorded on the trade date. Realized gains and losses on the sale of securities are determined using the specific identification method, recorded on the trade date, and reported in non-interest income for the period.
At December 31, 2023 and 2022, the Bank’s investment portfolio includes a $4.5 million investment in the Solomon Hess SBA Loan Fund (“SBA Fund”). The Bank uses this investment to satisfy its Community Reinvestment Act lending requirements. At December 31, 2023 and 2022, the investment in the SBA Fund is reported in the consolidated balance sheets at cost, which management believes approximates fair value.
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
Allowance for credit losses
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 amends guidance on reporting credit losses for financial assets held at amortized cost basis and available-for-sale debt securities. ASC 326 eliminates the probable initial recognition threshold in current US GAAP and instead, requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASC 326 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.
The Company adopted ASC 326 using the modified retrospective approach. Results for the periods beginning after January 1, 2023 are presented under Accounting Standards Codification 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. The Company recorded a net reduction of retained earnings of $11.5 million upon adoption. The transition adjustment includes an increase in credit related reserves of $13.0 million and the recording of an unfunded commitment reserve of $2.7 million, respectively, net of the corresponding increase in deferred tax assets of $4.2 million.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements

	January 1, 2023
(In thousands)	Post ASC 326 Adoption	Pre-ASC 326 Adoption	Pre-tax impact of ASC 326 Adoption
Assets:
Allowance
Commercial Real Estate	$8,592	$6,966	$1,626
Residential Real Estate	854	665	189
Commercial and Industrial	1,622	1,403	219
Consumer and Other	12,184	1,207	10,977
Construction	20	24	(4)
Construction to permanent - CRE	39	10	29
Unallocated	—	35	(35)
Total Allowance for credit losses	$23,311	$10,310	$13,001

Liabilities:
Unfunded commitment reserve	$2,745	$8	$2,737
The allowance for credit losses (“ACL”) is based on the Company’s evaluation of the loan portfolios, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The process is inherently subjective and subject to significant change as it requires material estimates.
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
Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs. Accrued interest receivable on loans is excluded from the estimate of credit losses because these balances are written off or reversed when a loan is placed in non-accrual status.
The Company evaluates loans with similar risk characteristics in pools using a probability of default/loss given default ("PD/LGD") method. Unlike the previous allowance for loan losses approach, which applied historical loss rates to similar loan pools, the current expected credit loss ("CECL") methodology forecasts the probability of default, loss given default, and exposure at default for loans in a given pool over their remaining life, thereby deriving an ACL capable of absorbing estimated losses over the remaining life of the portfolio. Under this framework, qualitative factors play a diminished role, with reserve rates influenced by change in real domestic Gross Domestic Product ("GDP"), State of Connecticut unemployment rate, New York Fed recession indicator, CoStar composite index, New York Case Schiller index, Coincident activity index, Michigan consumer activity index, S&P's BBB credit spreads, and the Company's loan delinquencies and charge off data.
An additional component of the allowance is determined by management based on a qualitative analysis of certain factors related to portfolio risks that are not incorporated in the calculated model. The factors include lending practices, the ability and experience of the credit staff, the overall lending environment and external factors such as the regulatory environment and competition.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
In addition, a risk rating system is utilized to evaluate the collectively evaluated component of the ACL. Under this system, management assigns risk ratings between one and eleven. Risk ratings are assigned based upon the recommendation of the credit analyst and the originating loan officer. The risk ratings are reviewed and confirmed by the management loan committee of the Board of Directors (the “Loan Committee”). Risk ratings are established at the initiation of transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the Loan Committee.
In the underwriting of loans secured by real property, property appraisals are required to be performed by independent licensed appraisers that have been approved by Patriot’s Board of Directors. Appraisals are subject to review by independent third parties hired by Patriot. All appraisals are reviewed by qualified independent parties to the firm preparing the appraisals. Generally, management obtains updated appraisals when a loan is under nonaccrual status and evaluated individually. These appraisals may be more limited than those prepared for the underwriting of a new loan. Additionally, the Bank hires an outside engineering consultant perform the inspection on properties. Management reviews and inspection reports before disbursing funds, particularly during the term of a construction loan.
The Bank’s SBA loan portfolio consists of both whole loans and the unguaranteed portion of certain C&I and Owner-Occupied CRE loans. An additional risk premium was assigned to those loans due to their risk parameters and profile, including higher historical loss rates (based on historical SBA data) than the rest of the C&I and Owner-Occupied CRE portfolio.
Individually Evaluated Loans
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
The Company's credit officers meet at least quarterly to discuss and review the conditions and risks associated with individual problem loans. While the Company uses the best information available to evaluate the ACL, future adjustments to the ACL may be necessary if conditions differ or substantially change from the information used in making the evaluation. In addition, as an integral part of its regulatory examination process, the OCC will periodically review the ACL. The OCC may require Patriot to adjust the ACL based on its analysis of information available at the time of its examination.
Loan modifications
In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASU 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminated the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company adopted ASU 2022-02 effective January 1, 2023 and the impact was immaterial.
Accrued Interest Receivable
Upon adoption of ASC 326 and its related amendments on January 1, 2023, the Company made the following elections regarding accrued interest receivable:
•Presenting accrued interest receivable balances separately on the Consolidated Balance Sheet.
•Continuing our policy to fully reserve accrued interest receivable by reversing interest income. For commercial loans, the reserve is established upon becoming 90 days past due except for instances where it can be clearly documented that the loan is both well secured and in the process of collection. For consumer loans, the charge-off typically occurs upon becoming 120 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities.
•Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of fully reserving uncollectible accrued interest receivable balances in a timely manner, as described above.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
ACL for Unfunded Commitments
The ACL for unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The ACL for unfunded commitment is recognized as a liability (within other liabilities on the Consolidated Balance Sheets), with adjustments to the unfunded commitment reserve recognized as a provision for credit loss expense in the Consolidated Statements of Operations. The Unfunded Commitment Reserve is determined by estimating expected future funding, under each segment, and applying the expected loss rates.
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
Loans Held for Sale
SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. Patriot originates loans to customers under the SBA program, historically providing for SBA guarantees of 75% of the principal balance of each loan. Due to the pandemic, in 2021, the SBA increased the guaranteed percentage to 90% during one of the rounds of stimulus. As of October 1, 2021, the guaranteed percentage reverted back to 75% of the loan. Patriot typically sells the guaranteed portion of its SBA loans to third parties and retains the servicing, holding the unguaranteed portion in its portfolio. The amount of loan origination fees is included in the carrying value of loans sold and in the calculation of the gain or loss on the sale. When sales of SBA loans occur, the premium received on the sale and the present value of future cash flows of the servicing assets, less the discount of the retained portion of the loan, are recognized in income. All criteria for sale accounting must be met for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.
Loans held for sale are carried at the lower of amortized cost or estimated fair value. The estimated fair value for SBA loans held for sale is based on pricing information from secondary markets and brokers, when available.
Patriot originates various types of consumer loans include credit card loans that are marketed by the buyer. The credit card loans are expected to be held for no longer than three days before being sold to the buyer. The credit card loans are fully cash-secured by deposits at Patriot. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par; thus, there is no servicing asset or gain or loss on sale.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Write-downs of foreclosed properties that are required upon transfer to OREO are charged to the ACL. Thereafter, an allowance for OREO losses is established for any further declines in the property’s value. These losses are included in non-interest expenses in the consolidated statements of operations.
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
Lease Accounting
The Company adopted FASB ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), including the adoption of the practical expedients, effective January 1, 2019. Leases (Topic 842) establishes a right of use model that requires a lessee to record a right of use (“ROU”) asset and a lease liability for all leases with terms longer than 12 months. The Company enters into operating leases in the normal course of business primarily for several of its branch and parking locations, and one equipment lease.
The Company's lease agreements include options to renew at the Company's discretion. If the extensions are reasonably certain to be exercised, they are considered in the calculation of the ROU asset and lease liability. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) in the Company's Consolidated Balance Sheets. The ROU assets are included in other assets and the lease obligations are included in other liabilities in the Consolidated Balance Sheets.
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
Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and net operating loss carry-forwards that do not begin to expire until the year 2030. As of December 31, 2023, no valuation allowance was recorded. See Note 14 for more information on the deferred tax valuation allowance.
Management will continue to evaluate its ability to realize the net deferred tax asset. Future evidence may indicate that it is more likely than not that a portion of the net deferred tax asset will not be realized at which point the valuation allowance may need to be increased.
Patriot had a net deferred tax asset of $24.1 million at December 31, 2023 as compared to a net deferred tax asset of $15.5 million at December 31, 2022.

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
Patriot’s returns for tax years 2020 through 2023 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.
As of December 31, 2023 and 2022, the Bank did not record any uncertain tax positions (“UTP”). Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.
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
Segment reporting
Patriot’s only business segment is Community Banking. During the years ended December 31, 2023, 2022 and 2021, this segment represented all the revenues and income of Patriot.

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
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:
•Service charges on deposit accounts and Digital Payments division activities - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Recently Adopted and Issued Accounting Standards
Accounting Standards Adopted During 2023
ASU 2016-13
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The ASU changes the methodology for measuring credit losses on financial instruments measured at amortized cost to a CECL model. Under the CECL model, entities are required to estimate credit losses over the entire contractual term of a financial instrument from the date of initial recognition of the instrument. The ASU also changes the existing impairment model for available-for-sale debt securities. In cases where there is neither the intent nor a more-likely-than-not requirement to sell the debt security, an entity should record credit losses as an allowance rather than a direct write-down of the amortized cost basis. Additionally, ASU 2016-13 notes that credit losses related to available-for-sale debt securities and purchased credit impaired loans should be recorded through an allowance for credit losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. In November 2019, the FASB issued ASU 2019-10, which amended the effective date of ASU 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities, and delayed the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a small reporting company, the delay was applicable to the Company. The Company adopted ASU 2016-13 effective January 1, 2023. For further discussion regarding the impact of ASU 2016-13 adoption, see section “Allowance for Credit Losses” under Summary of Significant Accounting Policies in Note 1 above.
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
ASU 2023-09
In December 2023, the FASB issued ASU 2023‑09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed disclosures of income taxes paid net of refunds received, income from continuing operations before income tax expense or benefit, and income tax expense from continuing operations. This standard is to be applied on a prospective basis, with retrospective application permitted, and will be effective for the Company for annual periods beginning on January 1, 2025. We do not expect adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

Note 2.    Restrictions on Cash and Due from Banks
Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. In March of 2020, the Federal Reserve Bank eliminated reserve requirements for all depository institution. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2023 and 2022.
The Company maintains restricted cash on deposit with another depository institution as collateral for the Bank’s Digital Payments business. The collateral serves to protect a payment processor in the event of the Bank’s inability to fulfill its obligations regarding transactions processed through the payment processor on behalf of Digital Payments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 3.    Available-for-sale securities
At December 31, 2023 and 2022, the amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities was as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2023:
U. S. Government agency and mortgage-backed securities	$80,500	$—	$(14,829)	$65,671
Corporate bonds	17,995	—	(4,229)	13,766
Subordinated notes	5,000	—	(773)	4,227
SBA loan pools	6,002	—	(965)	5,037
Municipal bonds	559	—	(73)	486
	$110,056	$—	$(20,869)	$89,187

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$73,480	$—	$(14,434)	$59,046
Corporate bonds	19,773	7	(5,125)	14,655
Subordinated notes	5,000	—	(398)	4,602
SBA loan pools	6,791	—	(1,073)	5,718
Municipal bonds	561	—	(62)	499
	$105,605	$7	$(21,092)	$84,520
The following table presents available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of December 31, 2023 and 2022:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
December 31, 2023:
U. S. Government agency and mortgage-backed securities	$9,984	$(286)	$55,687	$(14,543)	$65,671	$(14,829)
Corporate bonds	—	—	13,766	(4,229)	13,766	(4,229)
Subordinated notes	—	—	4,227	(773)	4,227	(773)
SBA loan pools	—	—	5,037	(965)	5,037	(965)
Municipal bonds	—	—	486	(73)	486	(73)
	$9,984	$(286)	$79,203	$(20,583)	$89,187	$(20,869)

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$11,126	$(633)	$47,920	$(13,801)	$59,046	$(14,434)
Corporate bonds	1,959	(64)	10,934	(5,061)	12,893	(5,125)
Subordinated notes	4,602	(398)	—	—	4,602	(398)
SBA loan pools	1,437	(12)	4,280	(1,061)	5,717	(1,073)
Municipal bonds	—	—	498	(62)	498	(62)
	$19,124	$(1,107)	$63,632	$(19,985)	$82,756	$(21,092)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
At December 31, 2023 and 2022, fifty of fifty and forty-six of forty-seven available-for-sale securities had unrealized losses with an aggregate depreciation of (19.0)% and (20.3)% from amortized cost, respectively.
As of December 31, 2023, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of December 31, 2023, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities. All debt securities in an unrealized loss position continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of December 31, 2023 and 2022, available-for-sale securities of $68.5 million and $30.8 million, respectively, were pledged primarily to secure municipal deposits, and as collateral for FRB and FHLB borrowings. The securities were pledged to the FRB and FHLB.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at December 31, 2023 and 2022. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
December 31, 2023:
Corporate bonds	$2,000	$15,995	$—	$17,995	$1,947	$11,819	$—	$13,766
Subordinated notes	3,000	2,000	—	5,000	2,527	1,700	—	4,227
SBA loan pools	—	1,096	4,906	6,002	—	1,084	3,953	5,037
Municipal bonds	153	406	—	559	140	346	—	486
Available-for-sale securities with stated maturity dates	5,153	19,497	4,906	29,556	4,614	14,949	3,953	23,516
U. S. Government agency and mortgage-backed securities	—	5,222	75,278	80,500	—	4,237	61,434	65,671
	$5,153	$24,719	$80,184	$110,056	$4,614	$19,186	$65,387	$89,187

December 31, 2022:
Corporate bonds	$3,778	$15,995	$—	$19,773	$3,721	$10,934	$—	$14,655
Subordinated notes	3,000	2,000	—	5,000	2,830	1,772	—	4,602
SBA loan pools	—	1,449	5,342	6,791	—	1,438	4,280	5,718
Municipal bonds	154	407	—	561	139	360	—	499
Available-for-sale securities with stated maturity dates	6,932	19,851	5,342	32,125	6,690	14,504	4,280	25,474
U. S. Government agency and mortgage-backed securities	—	5,276	68,204	73,480	—	4,129	54,917	59,046
	$6,932	$25,127	$73,546	$105,605	$6,690	$18,633	$59,197	$84,520

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 4.    Loans Receivables and Allowance for Credit Losses
As of December 31, 2023 and 2022, loans receivable, net, consisted of the following:

	December 31,
(In thousands)	2023	2022
Loan portfolio segment:
Commercial Real Estate	$472,093	$437,443
Residential Real Estate	106,783	124,140
Commercial and Industrial	163,565	138,787
Consumer and Other	99,688	141,091
Construction	4,266	4,922
Construction to Permanent - CRE	2,464	1,933
Loans receivable, gross	848,859	848,316
Allowance for credit losses	(15,925)	(10,310)
Loans receivable, net	$832,934	$838,006
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
In 2023, Patriot did not purchase any commercial real estate loans. There were $20.7 million commercial real estate loans purchased during 2022.
Residential Real Estate Loans
Patriot’s residential real estate loan portfolio consists primarily of purchased residential loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. In 2023 and 2022, Patriot did not purchase any residential real estate loans.

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
Patriot’s syndicated and leveraged loan portfolios totaled $5.7 million and $5.8 million at December 31, 2023 and 2022, respectively. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
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
The Company has purchased unsecured consumer loans from a third party which are higher yielding loans of 2-5 year terms that are expected to incur an increased level of charge-offs. Loans purchased under this program totaled $15.4 million and $90.1 million for the year ended December 31, 2023 and 2022, respectively. Loans outstanding under this program totaled $48.5 million and $78.9 million as of December 31, 2023 and 2022, respectively.
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
Patriot purchased home equity line of credit loans (“HELOC”) of $5.7 million and $30.6 million for the year ended December 31, 2023 and 2022, respectively.
Construction Loans
Construction loans are of a short-term nature, generally of eighteen months or less, that are secured by land and improvements intended for commercial, residential, or mixed-use development. Loan proceeds may be used for the acquisition of or improvements to the land under development and funds are generally disbursed as phases of construction are completed.
Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and financial strength of the builder, the type and location of the property, and other factors. Construction loans tend to be personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by an inability to complete construction, a downturn in the market for new construction, by a significant increase in interest rates, or by decline in general economic conditions. The construction loans outstanding at December 31, 2023 and 2022 totaled $4.3 million and $4.9 million, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Construction to Permanent - Commercial Real Estate (“CRE”)
Construction to permanent loans represent a one-time close of a construction facility with simultaneous conversion to an amortizing mortgage loan. Construction to Permanent loans combine a short-term period similar to a construction loan, generally with a variable rate, and a longer term CRE loan typically 20-25 years, resetting every five years to the Federal Home Loan Bank (“FHLB”) rate.
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
SBA Loans
Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $30.0 million and $32.5 million at December 31, 2023 and 2022, respectively.
Small Business Administration Paycheck Protection Program
Under the Paycheck Protection Program of the CARES Act, small business loans were authorized for to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans. The Bank participated in the SBA’s Paycheck Protection Program in 2021.
Paycheck Protection Program loans totaled $133,000 and $157,000 as of December 31, 2023 and 2022, respectively, which are included in the commercial and industrial loan classifications.
Allowance for Credit Losses
As described in Note 1, “Summary of Significant Accounting Policies,” the Company adopted ASU 2016-13 on January 1, 2023, which introduced the CECL methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology, the ACL is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated credit losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.
The Company estimates expected credit losses for pooled loans using a modeling method that incorporates probability of default and loss given default. The PD model employs a quarterly risk-rating transition method to estimate the probability of default by simulating loan downgrades and assigning increasing default probabilities to each loan. This captures the likelihood that borrowers will be unable to repay their loans according to the original terms. The LGD calculation considers characteristics such as collateral value and vintage, underlying collateral characteristics (e.g., CRE vs. residential, owner-occupied vs. investment), a floor for the LGD calculation (minimum loss in event of default regardless of collateral protection), and other relevant underwriting characteristics. Also calculated is the exposure at default. The probability of default is multiplied by the loss given default and the exposure at default. This calculation is forecasted for every year remaining in the life of each loan, and the results are aggregated to determine the necessary level of ACL for the pooled loans. Forecasted exposure at default can be influenced by prepayments speeds, which management elected to discount in part to reflect the expectation of slower voluntary prepayments in the face of an increasing interest rate environment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
Consumer loans carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans, and carry generally low relative balances across a diverse borrowing pool. Risk of default is assessed based on FICO scores, debt to income ratios, historical loss rates other common consumer loan metrics. For the pool of purchased unsecured consumer loans, the risk of default and necessary ACL is assessed on an individual loan basis using a customized model that heavily weights payment/delinquency status, FICO scores, and remaining loan life until maturity.
The Company maintains an ACL for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $271,000 at December 31, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize the activity in the allowance for loan and lease losses, allocated to segments of the loan portfolio, for each year in the three-year period ended December 31, 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
As of and for the year ended December 31, 2023
Allowance for credit losses:
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
Impact of ASC 326 Adoption	1,626	189	219	10,977	(4)	29	(35)	13,001
Charge-offs	(6,346)	(515)	(927)	(10,479)	(150)	—	—	(18,417)
Recoveries	—	14	34	1,080	—	—	—	1,128
Provisions	3,843	254	540	5,058	134	74	—	9,903	(1)
December 31, 2023	$6,089	$607	$1,269	$7,843	$4	$113	$—	$15,925

As of and for the year ended December 31, 2022
Allowance for loan and lease losses:
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
Charge-offs	—	—	(70)	(1,690)	(68)	—	—	(1,828)
Recoveries	154	4	69	121	—	—	—	348
(Credits) provisions	1,749	(1,039)	(1,128)	2,523	14	(31)	(203)	1,885
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310

As of and for the year ended December 31, 2021
Allowance for loan and lease losses:
December 31, 2020	$4,485	$1,379	$3,284	$295	$739	$162	$240	$10,584
Charge-offs	(51)	(3)	(212)	(23)	(69)	—	—	(358)
Recoveries	—	3	65	111	—	—	—	179
Provisions (credits)	629	321	(605)	(130)	(592)	(121)	(2)	(500)
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
The allowance and provision for the year ended December 31, 2023 are not comparable to prior periods due to the adoption of CECL.
(1) The provision on credit losses included in the above table for the year ended December 31, 2023 does not include the credit on unfunded loan commitments of $(2.5) million for the year ended December 31, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for allowance for credit losses as of December 31, 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
December 31, 2023
Allowance for credit losses:
Individually evaluated loans	$3,813	$—	$392	$—	$—	$—	$—	$4,205
Collectively evaluated loans	2,276	607	877	7,843	4	113	—	11,720
Total allowance for credit losses	$6,089	$607	$1,269	$7,843	$4	$113	$—	$15,925

Loans receivable, gross:
Individually evaluated loans	$12,775	$—	$3,904	$—	$454	$—	$—	$17,133
Collectively evaluated loans	459,318	106,783	159,661	99,688	3,812	2,464	—	831,726
Total loans receivable, gross	$472,093	$106,783	$163,565	$99,688	$4,266	$2,464	$—	$848,859

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including cash flow from business operations, loan to value ratios, debt service coverage ratios, and credit scores.
Patriot employs a risk rating system as part of the risk assessment of its loan portfolio. At origination, credit officers are required to assign a risk rating to each loan in their portfolio, which is ratified or modified by the Loan Committee to which the loan is submitted for approval. If financial developments occur on a loan in the credit officer’s portfolio of responsibility, the risk rating is reviewed and adjusted, as applicable. In carrying out its oversight responsibilities, the Loan Committee can adjust a risk rating based on available information. In addition, the risk ratings on all commercial loans over $250,000 are reviewed by the Credit Department either annually or biannually, or every 4 years, depending upon the amount of the bank’s exposure and other credit metrics.
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
The allowance for credit losses may increase to reflect the decline in the performance of the loan portfolio and the higher level of incurred losses.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Loan Portfolio Vintage Analysis
The following tables summarize loan amortized cost by vintage, credit quality indicator and class of loans based on year of origination:

	Term of Loans by Origination
As of December 31, 2023:	2023	2022	2021	2020	2019	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$104,683	$138,091	$111,308	$3,401	$31,832	$63,526	$—	$452,841
Special mention	—	6,482	—	—	—	—	—	6,482
Substandard	—	1,799	—	280	10,000	691	—	12,770
	104,683	146,372	111,308	3,681	41,832	64,217	—	472,093
Residential Real Estate:
Pass	—	1,251	2,975	11,577	15,770	74,596	614	106,783
	—	1,251	2,975	11,577	15,770	74,596	614	106,783
Commercial and Industrial:
Pass	2,696	13,916	23,099	8,004	9,578	7,024	96,431	160,748
Special mention	6	348	—	—	37	11	104	506
Substandard	16	—	801	—	401	1,093	—	2,311
	2,718	14,264	23,900	8,004	10,016	8,128	96,535	163,565
Consumer and Other:
Pass	6,470	36,668	4,724	—	5,590	14,314	30,945	98,711
Substandard	197	645	61	—	—	—	74	977
	6,667	37,313	4,785	—	5,590	14,314	31,019	99,688
Construction:
Pass	—	—	3,812	—	—	—	—	3,812
Substandard	—	—	—	—	454	—	—	454
	—	—	3,812	—	454	—	—	4,266
Construction to Permanent - CRE:
Special mention	—	—	2,464	—	—	—	—	2,464
	—	—	2,464	—	—	—	—	2,464

Total	$114,068	$199,200	$149,244	$23,262	$73,662	$161,255	$128,168	$848,859

Loans receivable, gross:
Pass	113,849	189,926	145,918	22,982	62,770	159,460	127,990	822,895
Special mention	6	6,830	2,464	—	37	11	104	9,452
Substandard	213	2,444	862	280	10,855	1,784	74	16,512
Loans receivable, gross	$114,068	$199,200	$149,244	$23,262	$73,662	$161,255	$128,168	$848,859

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2023.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2023:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$2,274	$231	$—	$2,505	$448,707	$451,212	$1,629	$452,841
Special mention	—	—	—	—	6,482	6,482	—	6,482
Substandard	—	—	—	—	1,624	1,624	11,146	12,770
	2,274	231	—	2,505	456,813	459,318	12,775	472,093
Residential Real Estate:
Pass	1,439	—	—	1,439	105,344	106,783	—	106,783
	1,439	—	—	1,439	105,344	106,783	—	106,783
Commercial and Industrial:
Pass	420	10	—	430	157,335	157,765	2,983	160,748
Special mention	—	348	—	348	158	506	—	506
Substandard	526	—	—	526	847	1,373	938	2,311
	946	358	—	1,304	158,340	159,644	3,921	163,565
Consumer and Other:
Pass	1,327	1,015	341	2,683	96,028	98,711	—	98,711
Substandard	—	—	—	—	—	—	977	977
	1,327	1,015	341	2,683	96,028	98,711	977	99,688
Construction:
Pass	—	—	—	—	3,812	3,812	—	3,812
Substandard	—	—	—	—	—	—	454	454
	—	—	—	—	3,812	3,812	454	4,266
Construction to Permanent - CRE:
Special mention	—	—	—	—	2,464	2,464	—	2,464
	—	—	—	—	2,464	2,464	—	2,464

Total	$5,986	$1,604	$341	$7,931	$822,801	$830,732	$18,127	$848,859

Loans receivable, gross:
Pass	5,460	1,256	341	7,057	811,226	818,283	4,612	822,895
Special mention	—	348	—	348	9,104	9,452	—	9,452
Substandard	526	—	—	526	2,471	2,997	13,515	16,512
Loans receivable, gross	$5,986	$1,604	$341	$7,931	$822,801	$830,732	$18,127	$848,859

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of December 31, 2023 and 2022:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2023:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$1,629	$1,629	$—	$1,629
Substandard	—	770	439	1,209	9,937	11,146
Commercial and Industrial:
Pass	—	—	2,054	2,054	929	2,983
Substandard	—	371	535	906	32	938
Consumer and Other:
Substandard	—	16	887	903	74	977
Construction:
Substandard	—	—	—	—	454	454
Total non-accruing loans	$—	$1,157	$5,544	$6,701	$11,426	$18,127

As of December 31, 2022:
Loan portfolio segment:
Commercial Real Estate:
Substandard	$—	$—	$11,241	$11,241	$—	$11,241
Residential Real Estate:
Substandard	657	—	1,796	2,453	17	2,470
Commercial and Industrial:
Substandard	46	395	3,196	3,637	1,196	4,833
Consumer and Other:
Substandard	—	—	27	27	22	49
Total non-accruing loans	$703	$395	$16,260	$17,358	$1,235	$18,593
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $938,000, $372,000, and $802,000 would have been recognized in income for the years ended December 31, 2023, 2022, and 2021, respectively.
Interest income collected and recognized on non-accruing loans for the year ended December 31, 2023, 2022 and 2021 was $255,000, $329,000 and $377,000, respectively.
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
All interest accrued, but not collected for loans that are placed on non-accrual status or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, after at least six months of timely payment history. The Bank considers loans under $100,000 and consumer installment loans to be pools of smaller homogeneous loan balances, which are collectively evaluated for credit losses.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of December 31, 2023 and 2022:

(In thousands)	December 31, 2023					December 31, 2022
	Recorded Investment		Principal Outstanding		Related Allowance	Recorded Investment		Principal Outstanding		Related Allowance
With no related allowance recorded:
Commercial Real Estate	$2,838		$5,879		$—	$2,435		$2,428		$—
Residential Real Estate	—		—		—	2,402		2,224		—
Commercial and Industrial	2,266		2,899		—	1,939		2,424		—
Consumer and Other	—		—		—	514		514		—
Construction	454		461		—	—		—		—
	5,558		9,239		—	7,290		7,590		—
With a related allowance recorded:
Commercial Real Estate	$9,937		$10,137		$3,813	$8,806		$8,656		$5,430
Residential Real Estate	—		—		—	106		105		5
Commercial and Industrial	1,638		3,159		392	2,714		2,863		608
	11,575		13,296		4,205	11,626		11,624		6,043

Individually evaluated loans, Total:
Commercial Real Estate	$12,775		$16,016		$3,813	$11,241		$11,084		$5,430
Residential Real Estate	—		—		—	2,508		2,329		5
Commercial and Industrial	3,904		6,058		392	4,653		5,287		608
Consumer and Other	—		—		—	514		514		—
Construction	454	—	461	—	—	—	—	—	—	—
Total	$17,133		$22,535		$4,205	$18,916		$19,214		$6,043

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
For each year in the three-year period ended December 31, 2023, the average recorded investment in and interest income recognized on impaired loans without and with a related allowance, by loan portfolio segment, was as follows:

	Year Ended December 31,
(In thousands)	2023		2022		2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$1,164	$181	$5,702	$87	$7,636	$103
Residential Real Estate	534	—	2,925	35	4,014	51
Commercial and Industrial	2,580	5	748	63	2,548	12
Consumer and Other	158	—	464	23	702	16
Construction	753	34	—	—	—	—
	5,189	220	9,839	208	14,900	182
With a related allowance recorded:
Commercial Real Estate	$12,957	$696	$8,307	$113	$8,869	$66
Residential Real Estate	1,156	—	107	6	109	5
Commercial and Industrial	3,359	214	3,348	28	2,234	126
	17,472	910	11,762	147	11,212	197
Individually evaluated loans, Total:
Commercial Real Estate	$14,121	$877	$14,009	$200	$16,505	$169
Residential Real Estate	1,690	—	3,032	41	4,123	56
Commercial and Industrial	5,939	219	4,096	91	4,782	138
Consumer and Other	158	—	464	23	702	16
Construction	753	34	—	—
Total	$22,661	$1,130	$21,601	$355	$26,112	$379
For collateral dependent loans, appraisal reports of the underlying collateral, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were first reduced by a 5.8% discount to reflect the Bank’s experience selling Other Real Estate Owned (OREO) properties, and were further reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional credit loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
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
During the year ended December 31, 2023, 2022 and 2021, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the years ended December 31, 2023, 2022 and 2021 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. As of December 31, 2023 and 2022, there were no commitments to advance additional funds under the modified loans.

Note 5.    Loans Held for Sale
SBA Loans Held for Sale
SBA loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. There were $9.9 million of SBA loans held for sale at December 31, 2023, consisting of $3.5 million SBA commercial and industrial loans and $6.4 million SBA commercial real estate loans. As of December 31, 2022, SBA loans held for sale totaled $5.2 million, consisting of $3.1 million of SBA commercial and industrial loans and $2.1 million SBA commercial real estate loans. During 2023 and 2022, zero and $274,000 SBA loans previously classified as held for sale were transferred to held for investment, respectively.
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
Serviced loans sold to others are not included in the accompanying consolidated balance sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $47.5 million and $47.3 million at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the servicing asset has a carrying value of $857,000 and $886,000, respectively, and fair value of $932,000 and $1.0 million, respectively. Income and fees collected for loan servicing are credited to non-interest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Beginning balance	$886	$584	$316
Servicing rights capitalized	85	400	335
Servicing rights amortized	(67)	(87)	(22)
Servicing rights disposed	(47)	(11)	(45)
Ending balance	$857	$886	$584
Loans held for sale - Consumer Loans
Patriot Bank's Digital Payments Group has entered into a Program Management Agreement with a Buyer. Under the agreement, Patriot originates various types of consumer loans that are marketed by the buyer. As of December 31, 2023, the Bank had credit card loans held for sale totaling $10.8 million. The credit card loans are expected to be held for no longer than three days before being sold to the buyer. The credit card loans are fully cash-secured by deposits at Patriot. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.

Note 6.    Premises and Equipment
At December 31, 2023 and 2022, premises and equipment consisted of the following:

(In thousands)	December 31,
	2023	2022
Land	$12,819	$12,819
Buildings	19,046	19,046
Leasehold Improvements	3,077	3,058
Furniture, equipment, and software	13,031	12,674
Construction-in-progress	65	69
Premises and equipment, gross	48,038	47,666
Accumulated depreciation and amortization	(18,163)	(17,025)
Premises and equipment, net	$29,875	$30,641
For the years ended December 31, 2023, 2022 and 2021, depreciation and amortization expense related to premises and equipment totaled $1.2 million, $1.3 million, and $1.4 million, respectively. In 2021, the Bank sold a building located in the City New Haven, Connecticut for cash proceeds of $1.5 million, and recognized a gain of $550,000, which is included in other income of the consolidated statements of operations. No property was sold in 2023 and 2022.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 7.    Other Real Estate Owned (“OREO”)
The OREO balance consists of foreclosed residential properties from loans receivable that were marketed for sale. The following table presents an analysis of the activity in OREO for the years ended December 31, 2023, 2022 and 2021:

(In thousands)	Year Ended December 31,
	2023	2022	2021
Beginning balance	$—	$—	$1,906
Additions	2,843	—	—
Sold	—	—	(1,906)
Write-downs	—	—	—
Ending balance	$2,843	$—	$—
As of December 31, 2023, the Bank acquired one OREO property of $2.8 million. The OREO balance represents the lower of the carrying value of loan receivable due from the mortgage of the foreclosed residential property or the estimated net realized value of the underlying property acquired through foreclosure. As of December 31, 2022, no OREO balance was recorded. For the year ended December 31, 2021, the Bank sold one OREO property of $1.9 million for a gain on sales of OREO properties of $2,000, which was included as a reduction to the other operating expenses on the Consolidated Statements of Operations. There was no sale in 2022 and 2023.

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
Information on goodwill for the year ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Balance, beginning of period	$1,107	$1,107	$1,107
Impairment	$(1,107)	$—	$—
Balance, end of period	$—	$1,107	$1,107
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
The Company performed a quantitative assessment as of October 31, 2023, the Company’s annual goodwill impairment measurement date. The analysis determined that the estimated fair value of the reporting unit was less than its carrying value as of October 31, 2023. As a result, the goodwill was considered impaired, leading to a $1.1 million impairment charge recorded in the other non-interest expense on the Consolidated Statements of Operations for the year ended December 31, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
CDI was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. For the year ended December 31, 2023, 2022 and 2021 the amortization was $46,000, $47,000 and 47,000, respectively. The Company performed a quantitative assessment for CDI as of October 31, 2023, and concluded that the CDI was not impaired as of December 31, 2023. The amortization expense and impairment charge were included in the other operating expenses on the Consolidated Statements of Operations.
The table below provides information regarding the carrying amounts and accumulated amortization of amortized intangible assets as of the dates set forth below.

(In thousands)	As of December 31,
	2023	2022
Gross carrying amount	$748	$748
Accumulated amortization	(339)	(293)
Impairment	(206)	(206)
Net carrying amount	$203	$249
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
On July 18, 2022, Patriot and American Challenger entered into a Termination and Release Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement. The parties mutually determined that not all closing conditions of the Merger Agreement could be satisfied under the current structure and agreement. In connection with the merger, the Company has recognized expenses of $1.9 million for the year ended December 31, 2021, $112,000 for the year ended December 31, 2022 and zero for the year ended December 31, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 9.    Deposits
The following table presents the balance of deposits held, by category, and the related weighted average stated interest rate as of December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
(In thousands)	Balance	Weighted Avg. Stated Interest Rate	Balance	Weighted Avg. Stated Interest Rate
Non-interest bearing	$110,056	—	$269,636	—

Interest bearing:
Negotiable order of withdrawal accounts	42,416	0.94%	34,440	0.07%
Savings	44,104	0.83%	71,002	0.61%
Interest bearing DDA	162,196	2.46%	—	—%
Money market	200,280	1.92%	211,000	1.38%
Certificates of deposit, less than $250,000	175,988	4.16%	165,793	1.72%
Certificates of deposit, $250,000 or greater	64,745	4.63%	59,877	1.72%
Brokered deposits	40,526	5.34%	48,698	2.07%

Interest bearing, Total	730,255	2.89%	590,810	1.40%

Total Deposits	$840,311	2.51%	$860,446	0.96%
The Company’s total deposits includes digital payment deposits of prepaid debit cards for corporate, consumer and government clients. The digital payment deposits are included in the non-interest-bearing deposits, negotiable order of withdrawal accounts and money market deposits, which totaled approximately $213.4 million and $197.3 million as of December 31, 2023 and 2022, respectively.
The following table presents interest expense, by deposit category, and the related weighted average effective interest rate for each of the years in the three-year period ended December 31, 2023.

(In thousands)	Year ended December 31,
	2023		2022		2021
	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate
Negotiable order of withdrawal accounts	$198	0.57%	$23	0.07%	$24	0.07%
Savings	2,290	3.92%	1,028	1.02%	238	0.22%
Interest bearing DDA	1,002	3.37%	—	—%	—	—%
Money market	7,766	2.74%	1,973	1.09%	449	0.30%
Certificates of deposit, less than $250,000	5,226	2.83%	1,411	0.79%	899	0.61%
Certificates of deposit, $250,000 or greater	1,987	3.14%	400	0.68%	270	0.49%
Brokered deposits	3,199	4.02%	465	1.39%	363	1.83%
	$21,668	3.05%	$5,300	0.93%	$2,243	0.43%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
As of December 31, 2023, contractual maturities of Certificates of Deposit (“CDs”) and brokered deposits are summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total

1 year or less	$145,322	$54,856	$33,853	$234,031
More than 1 year through 2 years	24,010	8,637	251	32,898
More than 2 years through 3 years	6,320	1,252	6,422	13,994
More than 3 years through 4 years	145	—	—	145
More than 4 years through 5 years	191	—	—	191

	$175,988	$64,745	$40,526	$281,259

Note 10.    Borrowings
As of December 31, 2023 and 2022, total borrowings were $201.1 million and $115.2 million, respectively. Borrowings consist primarily of FHLB advances, FRB borrowing, senior notes, subordinated notes, junior subordinated debentures and a note payable.
The senior notes, subordinated notes, junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
Federal Home Loan Bank borrowings
The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to a percentage of the value of qualified collateral, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes. As of December 31, 2023, the Bank had $71.4 million of available borrowing capacity from the FHLB-B.
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. At December 31, 2023 and 2022, outstanding advances from the FHLB-B aggregated $101.0 million and $85.0 million, respectively.
At December 31, 2023, FHLB-B advances of $101.0 million outstanding bore fixed rates of interest ranging from 2.40% to 5.56% with maturities ranging from 2 days to 0.8 years, and have a weighted average interest rate of 4.62%.
At December 31, 2023, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $263.4 million. Remaining borrowing capacity under this line totaled $71.4 million at December 31, 2023.
In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. At December 31, 2023 and 2022, no funds had been borrowed under the line of credit.
Interest expense incurred for FHLB-B borrowing for the years ended December 31, 2023, 2022 and 2021 were $4.2 million, $3.5 million and $3.0 million, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Correspondent Bank - Lines of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent Banks. As of December 31, 2023 and 2022, borrowings available under the agreements totaled $17.0 million and $24.5 million, respectively. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, ACH, and other clearinghouse transactions.
There was no outstanding balance under the agreements at December 31, 2023 and 2022. Interest expense incurred for the year ended December 31, 2023 was $117,000 and no interest expense was incurred in 2022 and 2021.
Other Borrowing
The Federal Reserve Bank of New York (“FRBNY”) accepts loan pledges from qualifying depository institutions to secure borrowings from the Discount Window. Patriot has pledged eligible loans as collateral to support its borrowing capacity at the FRBNY. As of December 31, 2023, Patriot had pledged eligible loans with a book value of $15.5 million, with a collateral value of $11.4 million. A total of $12.0 million was borrowed from the Discount Window under the FRBNY's Borrower-in-Custody ('BIC") program and fully repaid during 2023. There was no outstanding balance under the agreements as of December 31, 2023. Interest expense incurred for the year ended December 31, 2023 was $48,000. In 2022 and 2021, no funds was borrowed under the BIC program, and no interest expense was incurred.
In July 2023, the Bank established a collateralized funding line of $80.0 million at par value under the Federal Reserve's newly established Bank Term Funding Program ("BTFP"). The program provides additional funding to eligible depository institutions, assuring they can meet the needs of all their depositors. The program serves as an additional source of liquidity against high-quality securities, eliminating the need of an institution to quickly sell those securities in times of stress. The line allows for a fixed rate borrowing for up to one year, with repayment permitted at any time without penalty. As of December 31, 2023, the collateral value of the pledged securities was $72.4 million. Patriot had borrowed a total of $70.0 million under the BTFP, which remained outstanding and carried a fixed rate of 4.89% as of December 31, 2023 . Interest expense incurred was $1.8 million for the year ended December 31, 2023.
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

On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate Senior Notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the Senior Notes, the Company incurred $360,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. As of December 31, 2023, unamortized debt issuance cost of $277,000 was deducted from the face amount of the Senior Notes included in the Consolidated Balance Sheet.
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
For the year ended December 31, 2023, 2022 and 2021, the Company recognized interest expense of $1.2 million, $866,000 and $913,000, respectively, and the debt issuance cost amortization expense was $139,000, $0 and $73,000, respectively. As of December 31, 2023 and 2022, $470,000 and $28,000 of interest was included in accrued expenses and other liabilities on the Consolidated Balance Sheet, respectively.

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
The Subordinated Notes initially bear interest at 6.25% per annum, from and including June 29, 2018, to but excluding, June 30, 2023, payable semi-annually in arrears. From and including June 30, 2023, until but excluding June 30, 2028 or an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR, which was replaced by SOFR in 2023 (but not less than zero) plus 332.5 basis points, payable quarterly in arrears. The Company may, at its option, beginning on June 30, 2023 and on any scheduled interest payment date thereafter, redeem the Subordinated Notes. Interest on the Subordinated Notes is payable beginning on December 30, 2018.
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At December 31, 2023 and 2022, $131,000 and $160,000 of unamortized debt issuance costs have been deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheet, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized interest expense of $786,000, $654,000 and $654,000, respectively.
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
The junior subordinated debentures bear interest at three-month LIBOR (replaced by SOFR) plus 3.15% (8.77% at December 31, 2023) and mature on March 26, 2033, at which time the principal amount borrowed will be due. Beginning in the second quarter of 2009, the Company opted to defer payment of quarterly interest on the junior subordinated debentures for 20 consecutive quarters. In June of 2014, the Company brought the debt current by paying approximately $1.7 million of interest in arrears to the holders of the junior subordinated debentures. On bringing the debt current and, as permitted under the terms of the junior subordinated debentures, the Company again opted to defer payment of quarterly interest through September 2016, when a $0.7 million payment was made to bring the debt current.
The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. For the years ended December 31, 2023, 2022 and 2021, $9,000, $9,000 and $9,000 of debt placement fee amortization has been included in interest expense recognized of $695,000, $412,000 and $279,000, respectively. As of December 31, 2023 and 2022, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $111,000 and $120,000, respectively, and accrued interest on the junior subordinated debentures was $12,000 and $9,000, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of December 31, 2023 and 2022, the note had a balance outstanding of $376,000 and $585,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property. Interest expense incurred for the years ended December 31, 2023, 2022 and 2021 was $8,000, $12,000 and $15,000, respectively.
Maturity of borrowings
At December 31, 2023, the contractual maturities of the Company’s borrowings in future periods were as follows:

(In thousands)
Year ending December 31,	FHLB and FRB Borrowings	Senior Notes	Subordinated Notes	Junior Subordinated Debt	Note Payable	Total
2024	$171,000	$—	$—	$—	$376	$171,376
2025	—	—	—	—	—	—
2026	—	12,000	—	—	—	12,000
2027	—	—	—	—	—	—
2028	—	—	10,000	—	—	10,000
Thereafter	—	—	—	8,248	—	8,248

Total contractual maturities of borrowings	171,000	12,000	10,000	8,248	376	201,624

Unamortized debt issuance costs	—	(277)	(131)	(111)	—	(519)

Balance of borrowings as of December 31, 2023	$171,000	$11,723	$9,869	$8,137	$376	$201,105

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 11.    Derivatives
Derivatives Not Designated in Hedge Relationships
Patriot is a party to interest rate swaps; derivatives that are not designated as hedging instruments. Under a program, Patriot will execute interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. As of December 31, 2023, there were two interest rate swaps (“swaps”) outstanding. One swap is with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other swap is with an outside third party. The customer interest rate swaps is matched in offsetting terms to the third party interest rate swaps, such that Patriot minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with the program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets.
As of December 31, 2023 and 2022, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other non-interest income on the consolidated statements of operations during the year ended December 31, 2023, 2022 and 2021.
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
In August 2021, the cash flow hedge interest rate swap contract was terminated. During the year ended December 31, 2021, the Company recognized $149,000 of accumulated other comprehensive income that was reclassified into interest income. The swap interest income was included in interest and fees on loans on the Consolidated Statements of Operations. In addition, a gain of $512,000 was recognized from the termination of the interest rate swap cash flow hedge for the year ended December 31, 2021, which was included in other income on the Consolidated Statements of Operations. In 2023 and 2022, no interest income was recognized.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
December 31, 2023
Classified in Other Assets:
3rd party interest rate swap	1,327	5.5	4.38%	1 Mo. SOFR + 2.00%	74

Classified in Other Liabilities:
Customer interest rate swap	1,327	5.5	4.38%	1 Mo. SOFR + 2.00%	(74)

December 31, 2022
Classified in Other Assets:
3rd party interest rate swap	$4,736	6.3	5.25%	1 Mo. LIBOR + 1.96%	$106
3rd party interest rate swap	1,363	6.5	4.38%	1 Mo. LIBOR + 2.00%	97

Classified in Other Liabilities:
Customer interest rate swap	$4,736	6.3	5.25%	1 Mo. LIBOR + 1.96%	$(106)
Customer interest rate swap	1,363	6.5	4.38%	1 Mo. LIBOR + 2.00%	(97)
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 12.     Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Patriot has ten non-cancelable operating leases, including four Bank branch locations and four for administrative and operational space, one location for an automated teller machine (“ATM”), and one equipment lease. The leases expire on various dates through 2032 and some include renewal options. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through 2037. All of our leases are classified as operating leases, with the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability. Renew periods were included in the future cash flows for purposes of calculating the ROU and lease liability. The Company has no finance leases (previously referred to as a capital lease).
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
As of December 31, 2023 and 2022, the Company recognized ROU assets of $1.7 million and $2.2 million, respectively, and lease liabilities of $1.9 million and $2.4 million, respectively. ROU lease assets are included in other assets on the consolidated balance sheet. The lease liabilities are included in accrued expenses and other liabilities on the consolidated balance sheet.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The Company elected to separate lease and non-lease components. The fixed lease costs are recognized as ROU lease assets and Lease liability. The variable lease cost primarily represents variable payments such as common area maintenance and utilities, which are included in the occupancy and equipment expenses on the consolidated statements of operations. For the year ended December 31, 2023, the fixed lease costs and variable lease costs for the non-cancelable operating leases were $581,000 and $39,000, respectively. For the year ended December 31, 2022, the fixed lease costs and variable lease costs for the non-cancelable operating leases were $582,000 and $39,000, respectively. For the year ended December 31, 2021, the fixed lease costs and variable lease costs for the non-cancelable operating leases were $571,000 and $38,000, respectively.
The following is a maturity analysis of the operating lease liabilities as of December 31, 2023:

(in thousands)	Operating lease Obligation
Years ending December 31,
2024	$457
2025	335
2026	299
2027	252
2028	151
Thereafter	679
Total undiscounted lease payments	$2,173

Less imputed interest	(308)

Present value of operating lease liabilities	$1,865

Operating lease right-of-use asset	$1,744

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements

	Year Ended December 31,
	2023	2022	2021
Lease cost
Operating lease cost	$581	$582	$571
Short-term lease cost	12	12	12
Total lease cost	$593	$594	$583

Other information
Operating cash flows from operating leases	$583	$582	$552

	December 31,
	2023	2022
Weighted -average remaining lease term - operating leases (in years)	8	8
Weighted -average discount rate - operating leases	3.48%	3.35%
As of December 31, 2023 and 2022, the undiscounted lease payments were $2.2 million and $2.7 million, respectively. The lease payments were not reduced by minimum sublease rentals of $313,000 and $964,000 due in the future under non-cancelable subleases, respectively.
Rent expense for operating leases is recognized in earnings on a straight-line basis over the base term of the respective lease and is included in the consolidated statement of operations as a component of Occupancy and Equipment expense. For the years ended December 31, 2023, 2022 and 2021, total rent expense for cancellable and non-cancellable operating leases was $593,000, $594,000, and $583,000, respectively.
For the years ended December 31, 2023, 2022 and 2021, Patriot recognized gross rental income of $395,000, $566,000, and $543,000 offset by rental costs of $3,000, $5,000, and $5,000, respectively.

Note 13.    Commitments and Contingencies
Employment Agreements
The Company has a severance agreement for two Executive Vice Presidents that provides for severance equal to 12 months of current salary, if the Executive officer is terminated within 12 months of a change of control of Patriot. The Company has a retention agreement with another executive officer which provides for an agreed upon payment if that executive remains current position for six months following a retirement announcement.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 14.    Income Taxes
Following is a summary of the components of the federal and state income tax expense (benefit) for each of the years in the three-year period ended December 31, 2023.

(In thousands)	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$2,283	$44	$—
State	474	62	180
	2,757	106	180

Deferred:
Federal	(3,347)	1,117	1,860
State	(864)	373	(2,121)
	(4,211)	1,490	(261)

Income tax (benefit) expense	$(1,454)	$1,596	$(81)
For each of the years in the three-year period ended December 31, 2023, the difference between the federal statutory income tax rate and Patriot’s effective income tax rate reconciles as follows:

(In thousands)	Year Ended December 31,
	2023	2022	2021

Income taxes at statutory Federal rate	$(1,183)	$1,629	$1,053
State taxes, net of Federal benefit	(309)	343	404
Project expenses for merger and acquisition	—	(383)	383
Deferred tax valuation allowance	—	—	(1,938)
Reversal UTP on Federal DTA	—	—	—
Nondeductible expenses	13	(3)	(10)
Other	25	10	27

Income tax (benefit) expense	$(1,454)	$1,596	$(81)

The effective tax rate for the years ended December 31, 2023, 2022 and 2021 was 25.8%, 20.6%, and (1.6)%, respectively. The effective tax rate for 2023 increased over 2022 because 2022 included a $1.8 million reduction to taxable income for the reversal of previously capitalized merger and acquisition costs. The effective tax rate for 2022 was greater than 2021 because 2022 included an increase to taxable income for the $1.8 million capitalized merger and acquisition costs and because 2021 included the full reversal of $1.9 million deferred tax asset valuation allowance recorded at December 31, 2020.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Deferred Tax Assets and Liabilities
The significant components of Patriot’s net deferred tax assets at December 31, 2023 and 2022 are presented below.

(In thousands)	December 31,
	2023	2022
Deferred tax assets:
Federal NOL carryforward benefit	$3,247	$3,321
NOL write-off for Sec 382 Limit	(3,247)	(3,258)
Capitalized cost temporary item	10,237	3,023
State NOL carryforward benefit	2,803	3,128
Unrealized loss AFS securities	5,608	5,440
CECL transition	4,228	—
Allowance for credit loss	799	2,793
Lease liabilities	501	634
Non-accrual interest	671	907
Merger and acquisition	154	171
Accrued expenses	82	80
Goodwill and intangible	369	104
Depreciation of premises and equipment	158	120
Other	12	25
Gross deferred tax assets	25,622	16,488
Total deferred tax assets	$25,622	$16,488

Deferred tax liabilities:
Expected credit loss for unfunded commitments	(663)	—
Right-of-use assets	(469)	(597)
Prepaid Expenses	(343)	(337)
Other	(13)	(27)
Gross deferred tax liabilities	(1,488)	(961)

Net deferred tax asset	$24,134	$15,527
As of December 31, 2023, Patriot had available approximately $15.5 million of Federal net operating loss carryforwards (“NOL”) that is offset by $15.5 million in §382 limitations imposed by the Internal Revenue Code. Of the NOL of $15.5 million, approximately $15.5 million will expire between 2030 and 2033.
Patriot has approximately $47.3 million of NOLs available for Connecticut tax purposes at December 31, 2023, which may be used to offset up to 50% of taxable income in any year. The NOLs will expire between 2030 and 2040.
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
For the year ended December 31, 2023, Patriot was in a cumulative income position for the current and prior two-year periods. Patriot reviewed the ability to remain in a cumulative income position and to utilize net operating losses by using the most recent forecast for the next three years and including a conservative growth rate for the years after. In addition, Patriot has a tax planning strategy available under ASC 740 that would be implemented to prevent a carry-forward state net operating losses from expiring. The strategy consists of capitalizing loan costs to increase income and avoid state net operating losses from expiring unused. Based on the analyses of cumulative income position and future profitability combined with the potential tax planning strategy, it was determined that a valuation allowance is not required. Patriot will continue to evaluate the need for a valuation allowances.
In 2021, based on Patriot’s objective projection of future taxable income and tax planning, Patriot fully reversed the partial valuation allowance of $1.9 million recorded at December 31, 2020. As of December 31, 2023 and 2022, no valuation allowance was recorded. Patriot will review the valuation allowance quarterly to determine if an adjustment, to either increase or decrease, the allowance is required.
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
As of December 31, 2023 and 2022, the Bank did not record any uncertain tax position related to the utilization of certain federal net operating losses. As of December 31, 2023 and 2022, Patriot no longer has a liability for unrecognized tax benefits. Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.
Patriot’s returns for tax years 2020 through 2023 are subject to examination by the IRS for U.S. Federal tax purposes and, for State tax purposes, by the Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.

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
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of December 31, 2023, 218,998 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.
The following is a summary of the status of the Company’s restricted share awards as of and for each of the years in the three-year period ended December 31, 2023.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	18,498	$7.29
Granted	20,476	$10.48
Vested	(12,920)	$12.95
Forfeited	(4,586)	$9.39
Unvested at December 31, 2021	21,468	$6.48
Granted	9,886	$11.94
Vested	(8,694)	$11.05
Unvested at December 31, 2022	22,660	$7.11
Granted	5,733	$8.76
Vested	(10,887)	$9.63
Unvested at December 31, 2023	17,506	$6.09
The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the years ended December 31, 2023, 2022 and 2021, the Company recognized share-based compensation expense of $105,000, $86,000, and $150,000, respectively.
For the years ended December 31, 2023, 2022 and 2021, share-based compensation attributable to employees of Patriot amounted to $56,000, $32,000, and $90,000, respectively.
The share-based compensation expense attributable to Patriot’s external Directors for the years ended December 31, 2023, 2022, and 2021 was $49,000, $54,000, and $60,000, respectively. For each of those years, the Directors received total compensation of $259,000, $248,000, and $325,000, respectively, which amounts are included in Other Operating Expenses in the consolidated statements of operations.
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of December 31, 2023 amounted to $182,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.14 years.

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
The following is a summary of the computation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 2023.

(Net income in thousands)	Year ended December 31,
	2023		2022	2021
Basic (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(4,179)		$6,161	$5,094
Divided by:
Weighted average shares outstanding	3,965,324		3,957,097	3,946,384

Basic (loss) earnings per common share	$(1.05)		$1.56	$1.29

Diluted (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(4,179)		$6,161	$5,094

Weighted average shares outstanding	3,965,324		3,957,097	3,946,384

Effect of potentially dilutive restricted common shares	—	(1)	5,801	6,270

Divided by:
Weighted average diluted shares outstanding	3,965,324		3,962,898	3,952,654

Diluted (loss) earnings per common share	$(1.05)		$1.55	$1.29
(1) The weighted average diluted shares outstanding does not include 11,438 anti-dilutive restricted common shares for the year ended December 31, 2023.
Dividends
The Company did not pay any dividends for the year ended December 31, 2023, 2022, and 2021, and has suspended dividend payments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 17.      401(k) Savings Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. Eligibility for matching contributions is dependent on an employee’s completing six consecutive month(s) of service or 500 hours of employment. Participants immediately vest in Patriot’s matching contributions, if applicable. During the years ended December 31, 2023, 2022, and 2021, Patriot made matching contributions to the 401(k) Plan of $278,000, $251,000, and $215,000, respectively.

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
At December 31, 2023 and 2022, financial instruments with credit risk are as follows:

	December 31,
(In thousands)	2023	2022
Commitments to extend credit:
Unused lines of credit	$63,435	$100,986
Undisbursed construction loans	2,607	12,000
Home equity lines of credit	26,488	26,878
Future loan commitments	—	14,365
Financial standby letters of credit	—	78
	$92,530	$154,307
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits, and securities. The Bank has established an allowance for credit loss of $271,000 and $8,000 as of December 31, 2023 and 2022, respectively, which is included in accrued expenses and other liabilities on the Consolidated Balance Sheet. The increase in allowance for credit loss in 2023 is primarily due to the adoption of CECL.
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
Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. From September 2021 to September 30, 2023, the Company elected to adopt the CBLR framework. In the fourth quarter of 2023, the Company elected to use the instituted regulatory risk-based capital approach.
Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 5%. However, regardless of a financial institution’s ratios, the OCC may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conversation buffer of 2.5% has been included in the minimum capital adequacy ratios as of December 31, 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The Company and Bank’s regulatory capital amounts and ratios at December 31, 2023 are summarized as follows:

		December 31, 2023
		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)		Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual		$89,727	10.00%	$100,683	11.22%
To be Well Capitalized		—	—	89,732	10.00%
For capital adequacy with Capital Buffer	(1)	—	—	94,218	10.50%
For capital adequacy	(2)	71,788	8.00%	71,785	8.00%

Tier 1 Capital (to risk weighted assets):
Actual		73,282	8.17%	94,238	10.50%
To be Well Capitalized	(1)	—	—	71,785	8.00%
For capital adequacy with Capital Buffer	(2)	—	—	76,272	8.50%
For capital adequacy		—	6.00%	53,839	6.00%

Common Equity Tier 1 Capital (to risk weighted assets):
Actual		65,282	7.27%	94,238	10.50%
To be Well Capitalized	(1)	—	—	58,325	6.50%
For capital adequacy with Capital Buffer	(2)	—	—	62,812	7.00%
For capital adequacy		—	4.50%	40,379	4.50%

Tier 1 Leverage Capital (to average assets):
Actual		73,282	6.76%	94,238	8.70%
To be Well Capitalized	(1)	—	—	54,170	5.00%
For capital adequacy		—	4.00%	43,336	4.00%
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
The Bank’s Community Bank Leverage Ratio regulatory capital amounts and ratios at December 31, 2022 are summarized as follows:

	December 31, 2022
Patriot Bank, N.A.	Amount	Ratio
Tier 1 Leverage Capital (to average assets):
Actual	$100,267	9.27%
To be Well Capitalized	97,388	9.00%	(3)
(3) Leverage Capital Ratio greater than 9% is considered well-capitalized under the CBLR Framework.
Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.
As of December 31, 2023 and 2022, Patriot satisfies all regulatory capital adequacy requirements. Management continuously assesses the adequacy of the Bank’s capital in order to maintain its “well capitalized” status.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 20.     Related Party Transactions
In the normal course of business, the Company grants loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership. No related party loans were outstanding as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, deposits from related parties aggregated approximately $64,000 for both years.

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
Cash and due from banks, restricted cash, and accrued interest receivable and payable
The carrying amount is a reasonable estimate of fair value and accordingly these are classified as Level 1. These financial instruments are not recorded at fair value on a recurring basis.
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
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both December 31, 2023 and 2022 due to its short-term nature.
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
Federal Home Loan Bank and Correspondent Bank Borrowings
The fair value of FHLB advances and other correspondent bank borrowings are estimated using a discounted cash flow calculation that applies current interest rates for advances of similar maturity to a schedule of maturities of such advances. Patriot does not record FHLB advances and other correspondent bank borrowings at fair value on a recurring basis.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of December 31, 2023 and 2022:

(In thousands)		December 31, 2023		December 31, 2022
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,195	$2,195	$5,182	$5,182
Interest-bearing deposits due from banks	Level 1	50,322	50,322	33,311	33,311
Restricted cash	Level 1	14,019	14,019	—	—
Available-for-sale securities	Level 2	78,925	78,925	75,093	75,093
Available-for-sale securities	Level 3	10,262	10,262	9,427	9,427
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,090	2,090	2,627	2,627
Federal Home Loan Bank stock	Level 2	4,202	4,202	3,874	3,874
Loans receivable, net	Level 3	832,934	812,856	838,006	818,960
Loans held for sale	Level 2	20,767	21,557	5,211	5,534
SBA servicing assets	Level 3	857	932	886	1,013
Other real estate owned	Level 2	2,843	2,843	—	—
Accrued interest receivable	Level 2	7,219	7,219	7,267	7,267
Interest rate swap receivable	Level 2	74	74	203	203

Financial assets, total		$1,031,159	$1,011,946	$985,537	$966,941

Financial Liabilities:
Demand deposits	Level 2	$110,056	$110,056	$269,636	$269,636
Negotiable order of withdrawal accounts	Level 2	42,416	42,416	34,440	34,440
Savings deposits	Level 2	44,104	44,104	71,002	71,002
Interest bearing DDA	Level 2	162,196	162,196	—	—
Money market deposits	Level 2	200,280	200,280	211,000	211,000
Time deposits	Level 2	240,733	239,655	225,670	221,353
Brokered deposits	Level 1	40,526	40,453	48,698	47,684
FHLB, FRB and correspondent bank borrowings	Level 2	171,000	170,171	85,000	83,853
Senior notes	Level 2	11,723	11,397	11,640	11,103
Subordinated debt	Level 2	9,869	10,102	9,840	9,680
Junior subordinated debt owed to unconsolidated trust	Level 2	8,137	8,137	8,128	8,128
Note payable	Level 3	376	362	585	544
Accrued interest payable	Level 2	1,235	1,235	585	585
Interest rate swap liability	Level 2	74	74	203	203

Financial liabilities, total		$1,042,725	$1,040,638	$976,427	$969,211

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
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2023 and 2022.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023:
U. S. Government agency and mortgage-backed securities	$—	$65,671	$—	$65,671
Corporate bonds	—	3,504	10,262	13,766
Subordinated notes	—	4,227	—	4,227
SBA loan pools	—	5,037	—	5,037
Municipal bonds	—	486	—	486

Available-for-sale securities	$—	$78,925	$10,262	$89,187

Interest rate swap receivable	$—	$74	$—	$74

Interest rate swap liability	$—	$74	$—	$74

December 31, 2022:
U. S. Government agency and mortgage-backed securities	$—	$59,046	$—	$59,046
Corporate bonds	—	5,228	9,427	14,655
Subordinated notes	—	4,602	—	4,602
SBA loan pools	—	5,718	—	5,718
Municipal bonds	—	499	—	499

Available-for-sale securities	$—	$75,093	$9,427	$84,520

Interest rate swap receivable	$—	$203	$—	$203

Interest rate swap liability	$—	$203	$—	$203
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
As of December 31, 2023, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the years ended December 31, 2023, 2022 and 2021, the Company had no transfers into or out of Levels 1, 2 or 3.
The reconciliation of the beginning and ending balances for Level 3 available-for-sale securities for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Level 3 fair value, beginning of year	$9,427	$13,180	$—
Purchases	—	—	14,000
Realized gain (loss)	—	—	—
Unrealized gain (loss)	835	(3,753)	(820)
Transfers in and /or out of Level 3	—	—	—
Level 3 fair value, end of year	$10,262	$9,427	$13,180
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of December 31, 2023 and 2022:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2023:

Individually evaluated loans, net	$12,928	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	932	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2022:

Impaired loans, net	$12,873	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	1,013	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
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
The estimated fair value amounts have been measured as of December 31, 2023 and 2022 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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
CONDENSED BALANCE SHEETS
December 31, 2023 and 2022

(In thousands)	As of December 31,
	2023	2022
ASSETS
Cash and due from banks	$997	$11
Investment in subsidiary	73,757	89,533
Other assets	64	50

Total assets	$74,818	$89,594

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	$29,729	$29,608
Accrued expenses and other liabilities	706	403
Shareholders' equity	44,383	59,583
Total liabilities and shareholders' equity	$74,818	$89,594
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2023, 2022 and 2021

(In thousands)	Year ended December 31,
	2023	2022	2021
Expenses:
Interest on subordinated debt	$1,502	$1,078	$941
Interest on senior debt	1,159	866	913
Total interest expense	2,661	1,944	1,854
Other expenses	105	87	173
Loss before benefit for income taxes	2,766	2,031	2,027

Benefit for income taxes	(737)	(550)	(540)

Loss before equity in undistributed net income of subsidiary	2,029	1,481	1,487

Equity in undistributed net (loss) income of subsidiary	(2,150)	7,642	6,581

Net (loss) income	(4,179)	6,161	5,094
Equity in subsidiary other comprehensive income (loss), net of subsidiary	384	(14,008)	(1,119)

Total comprehensive (loss) income	$(3,795)	$(7,847)	$3,975

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022 and 2021

(In thousands)	Year ended December 31,
	2023	2022		2021
Cash Flows from Operating Activities:
Net (loss) income	$(4,179)	$6,161		$5,094
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in undistributed net income (loss) of subsidiary	2,150	(7,642)		(6,581)
Dividends received from Patriot Bank, N.A.	2,500	900		500
Share-based compensation expense	105	86		150
Amortization of debt issuance costs	177	38		111
Change in assets and liabilities:
(Increase) decrease in other assets	(14)	99		955
Increase (decrease) in accrued expenses and other liabilities	247	(8)		(399)
Net cash provided by (used in) operating activities	986	(366)		(170)

Cash Flows from Investing Activities:
Net increase in investment in Patriot Bank N.A.	—	—		(1)
Net cash used in investing activities	—	—		(1)

Cash Flows from Financing Activities:
Proceeds from issuance of senior notes	—	12,000	—	—
Repayments of senior notes	—	(12,000)	—	—
Net cash used in financing activities	—	—		—

Net increase (decrease) in cash and cash equivalents	986	(366)		(171)

Cash and cash equivalents at beginning of year	$11	$377		$548

Cash and cash equivalents at end of year	$997	$11		$377

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,034	$1,897		$1,570

Supplemental Disclosure of Non-cash Activity:
Net change in unrealized (gain) loss on available-for-sale securities	$(384)	$14,008		$1,119
Deferred debt issuance costs	$56	$360		$—
Retained earnings adjustment - ASC 326 adoption	$11,510	$—		$—

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 23.    Subsequent Event
The Company has evaluated all events or transactions that occurred through the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Patriot’s system of internal controls over financial reporting is not subject to attestation by Patriot’s independent registered public accounting firm. The SEC rules and regulations applicable to Patriot only require a report by management. Accordingly, this annual report on Form 10-K for the year ended December 31, 2023 does not include an opinion by Patriot’s independent registered public accounting firm regarding management’s system of internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting
In its Quarterly Report on Form 10-Q for the period ended September 30, 2023, management concluded that the Company’s disclosure controls and procedures over financial reporting were not effective as of the end of such period, due to certain accounting error which resulted in the restatement of the Company’s previous Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023. The Company has since reviewed and changed its controls over the recognition of the ACL, and has concluded that the necessary changes have been made and accordingly concluded that the internal control over financial reporting was effective as of December 31, 2023. Other than disclosed herein, there were no other changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Board of Directors
The following sets forth information regarding our directors as of April 1, 2024. Unless otherwise indicated, each person holds the same position(s) of both the Company and Patriot Bank.

Name	Age	Current Position with Patriot
Michael A. Carrazza	58	Director and Chairman of the Board of Directors
David Lowery	49	Director, President and Chief Executive Officer
Edward N. Constantino	78	Director
Emile Van den Bol	60	Director
Michael J. Weinbaum	58	Director
Grace Doherty	49	Director
Michael A. Carrazza
Mr. Carrazza has been Chairman of the Board of Directors of the Company since 2010 and served as interim Chief Executive Officer of the Company from August 2016 to July 2020. Mr. Carrazza is also CEO of Solaia Capital Advisors, an investment management firm engaged in making private equity and credit investments. In 2012, Mr. Carrazza led the spin-out of the Bank of Ireland’s U.S. Asset-Based Lending Group, presently known as Siena Lending Group, and served as its Chairman through 2019. Previously, Mr. Carrazza was co-founder of Bard Capital Group where he sponsored several transactions in the industrial sector. He has structured and financed the leveraged buyout of International Surface Preparation Group, Inc. from U.S. Filter/Vivendi and subsequently worked alongside its Chairman, managing the company’s turnaround, financings, and subsequent sale. Mr. Carrazza also led the financing and restructuring of Mitchell Madison Group and served on the firm’s Executive Team, where he assisted in the firm’s global expansion and managed its sale to US Web/CKS. Mr. Carrazza began his career at Goldman, Sachs & Co. Mr. Carrazza earned his MBA in Finance from The Stern School of Business at New York University and his B.S. in Electrical Engineering from The Pennsylvania State University. The Company believes that Mr. Carrazza is qualified to be a director as he has an extensive background in the financial services industry, has served as Patriot’s Chairman since 2011 and served as Interim CEO from 2016 to 2020.
David Lowery
Mr. Lowery was appointed as President and Chief Executive Officer, and director of the Company and the Bank in March 2023. Mr. Lowery joined the Bank in April 2021 as Head of Lending, and became Executive Vice President and Chief Lending Officer of the Bank in September 2021. Mr. Lowery led the Bank’s SBA division, Commercial Real Estate, C&I and Consumer Lending areas. Prior to joining the Bank, Mr. Lowery served in various senior capacities with several institutions, including Senior Vice President at IBERIABANK from December 2018 to February 2021, Head of Commercial Real Estate at Metropolitan Commercial Bank from September 2015 to July 2018, and Vice President at M&T Bank where he worked from January 2008 to July 2015. Mr. Lowery earned his MBA from Loyola University in Maryland where he also received his undergraduate degree in Economics. The Company believes that Mr. Lowery is qualified to be a director as he has over 15 years of banking experience, including his experience of serving as President and CEO of Patriot Bank.
Edward N. Constantino
Mr. Constantino has been a director of the Company since October 2010 and the Lead Independent Director since October 2018. He has over 40 years of audit, advisory and tax experience working for two major accounting firms, Arthur Anderson LLP and KPMG LLP. Mr. Constantino retired from KPMG in late 2009, where he was an Audit Partner in charge of the Firm’s real estate and asset management businesses. Mr. Constantino is a member of the Board of Directors and Chairman of the Special Committee of ARC Property Trust and a member of the Board of Directors and Chairman of the Audit Committee of VineBrook Trust and NexPoint Residential Trust. He also is the Chairman of the Real Estate and Facilities Committee and member of the Investment Committee at St. Francis College. Mr. Constantino also serves as a consultant for the law firm of Skadden Arps. Mr. Constantino’s specific skills include auditing national and multinational organizations, internal control and compliance, financial reporting, regulatory reporting, risk management, asset valuation, accounting and finance and transaction structuring. He is a licensed CPA, a Member of the American Institute of Certified Public Accountants and a Member of the New York State Society

of Public Accountants. Mr. Constantino received a Bachelor of Business Administration degree from St. Francis University. The Company believes that Mr. Constantino is qualified to be a director as he has extensive audit, advisory and tax experience as an Audit Partner with KPMG.
Emile Van den Bol
Mr. Van den Bol has been a director of the Company since October 2010. Mr. Van den Bol has been the Chief Executive Officer of Brooklawn Capital, LLC, an investment management company which advises and invests in and finances real estate, securities and operating companies. Mr. Van den Bol retired in 2010 as Managing Director of the Commercial Real Estate Group of Deutsche Bank Securities, Inc. Mr. Van den Bol joined Deutsche Bank in 2001 as Managing Director and held several executive positions in the Commercial Real Estate Group including Global Co-Head Structured Finance, Global Head Commercial Real Estate CDO Group and Member of the Global Commercial Real Estate Executive Committee. Mr. Van den Bol was from 2005 to 2009 a Governor of the Board of the Commercial Mortgage Securities Association. From 1996 to 2001 Mr. Van den Bol was employed by Lehman Brothers where he held a number of positions including Head of Esoteric Principal Finance Group and Co-Head of Lehman Brothers Franchise Conduit. Mr. Van den Bol was a member of Morgan Stanley’s Structured Finance Group from 1991 to 1996. Mr. Van den Bol received a Juris Doctor degree from University of Amsterdam and an MBA degree from the Wharton School of the University of Pennsylvania. The Company believes that Mr. Van den Bol is qualified to be a director as he has extensive financial services and investment banking experience and is a financial expert.
Michael J. Weinbaum
Mr. Weinbaum has been a director of the Company since October 2010. He has been the President of Real Estate Operations for United Capital Corp. since March 1, 2023. Mr. Weinbaum has extensive experience in real estate operations and transactions. He is a member of the International Council of Shopping Centers and has been a member of United Capital’s Board of Directors since 2005. Mr. Weinbaum currently serves on the Finance Board and Board of Trustees for St. Mary’s Healthcare for Children. Mr. Weinbaum received a Bachelor of Arts degree in Management from Franklin Pierce University. The Company believes that Mr. Weinbaum is qualified to be a director as he has extensive commercial real estate investment experience.
Grace Doherty
Ms. Grace Doherty was appointed as a director of the Company and the Bank in July 2023. Ms. Doherty is a financial services executive and consultant, experienced in developing innovative digital product strategies and programs for financial service companies. In January 2021, Ms. Doherty founded Serafina Strategic Consulting, through which she has been acting as an independent strategic consultant for clients in the financial service industry, including TD Bank and Mill Cities Community Investments, From September 2018 to December 2020, Ms. Doherty worked at Sterling National Bank, serving first as Group Product Director in the Retail Division and then as Group Director in the Digital Bank Division, where she focused on developing business strategy and product development. From September 2017 to September 2018, Ms. Doherty served as Vice President and Business Banking Digital Lending Product Manager in Eastern Bank, where she managed the development of product features for small business banking platforms. Ms. Doherty founded Innova Small Business Solutions, through which she acted as Independent Strategic Consultant for small businesses and non-profit agencies from March 2016 to September 2017. From May 2014 to March 2016, Ms. Doherty served as Director of Retail Products in the Consumer and Small Business Retail Division in Amalgamated Bank. Previously, Ms. Doherty served as Vice President in the New Product Development Division at Boston Financial Data Services and as Vice President at Santander Bank, in the Small Business, Asset Management and Insurance Divisions. Ms. Doherty received a Bachelor of Arts degree from Duke University, a master’s in public policy from the University of Massachusetts, and an MBA from McCallum Graduate School of Business at Bentley University. The Company believes that Ms. Doherty is qualified to be a director as she has extensive financial services and banking experience.

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
•Executive Committee: Messrs. Carrazza (Chairman), Lowery, Constantino and Van den Bol.
•Nominating and Corporate Governance Committee: Messrs. Van den Bol (Chairman), Constantino and Weinbaum, each of whom is an independent director as defined by NASDAQ rules.
•Asset and Liability Committee: Messrs. Lowery (Chairman), Constantino, Van den Bol and Weinbaum.
•Loan Committee: Messrs. Van den Bol (Chairman), Constantino and Russell.
•Risk Committee: Messrs. Lowery (Chairman), Van den Bol and Constantino.
Audit Committee Financial Expert
The Board has determined that Messrs. Constantino and Van den Bol have the professional experience necessary to qualify as audit committee financial experts under SEC rules.
Executive Officers
The following sets forth information regarding our executive officers who do not serve as directors as of April 1, 2024. Unless otherwise indicated, each person holds the same position(s) of both the Company and Patriot Bank.

Name	Age	Current Position with Patriot
Joseph D. Perillo	68	Executive Vice President and Chief Financial Officer
Frederick K. Staudmyer	68	Secretary and Chief Human Resources Officer; Executive Vice President and Chief Administrative Officer of the Bank
Judith P. Corprew	62	Executive Vice President and Chief Compliance & Risk Officer of the Bank
Thomas E. Slater	55	Executive Vice President and Chief Credit Officer of the Bank
Steven Grunblatt	59	Executive Vice President and Chief Information Office of the Bank
Alfred Botta	51	Executive Vice President and Chief Payments Officer of the Bank
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

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act and the regulations promulgated thereunder require our executive officers, directors and persons who beneficially own more than 10% of our common stock to file forms with the SEC to report their ownership of the Company’s shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC during, and with respect to, fiscal year of 2023. Based on that review and written information given to us by all of our directors and executive officers, we believe that all of our directors, executive officers and holders of more than 10% of our stock filed on a timely basis all reports that they were required to file under Section 16(a) during fiscal year of 2023, except that each of Edward N. Constantino, Emile Van den Bol, and Michael J. Weinbaum were late in filing a Form 4 related to a restricted stock grant.
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
Clawback Policy
We have adopted a clawback policy on November 30, 2023 that applies to our executive officers (the “Clawback Policy”), which is filed herewith as Exhibit 97.1.
The Clawback Policy gives the Compensation Committee the discretion, in connection with an accounting restatement of our previously issued financial statements, to require executive officers to reimburse us for any erroneously awarded compensation paid to such executive officers that otherwise would not have been paid had it been determined based on the restated financial statements.

ITEM 11. Executive Compensation
Summary Compensation Table
The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer, and three other executive officers who received the highest annual compensation.

Name/Principal Position(s) (1)	Year	Salary	Bonus and Incentive	Restricted Stock	All Other Annual Compensation(2)	Total
David Lowery	2023	$358,559	$54,600	$11,491	$9,646	$434,296
Director, President and Chief Executive Officer	2022	$271,500	$54,600	$31,800	$7,590	$365,490

Robert G. Russell	2023	$138,083	$130,000	$—	$6,202	$274,285
Former Director, President and Chief Executive Officer	2022	$368,637	$130,000	$—	$12,150	$510,787

Joseph D. Perillo	2023	$287,490	$54,600	$—	$14,262	$356,352
Chief Financial Officer	2022	$273,888	$54,600	$—	$12,840	$341,328

Alfred Botta	2023	$270,000	$182,978	$—	$9,900	$462,878
Executive Vice President and Chief Payments Officer of the Bank	2022	$241,226	$73,821	$—	$9,150	$324,197

Judith P. Corprew	2023	$280,245	$54,600	$—	$8,262	$343,107
Executive Vice President and Chief Compliance & Risk Officer of Patriot Bank, N.A.	2022	$272,499	$57,000	$—	$5,555	$335,054

Michael A. Carrazza	2023	$150,000	$—	$—	$3,067	$153,067
Chairman	2022	$150,000	$—	$—	$2,769	$152,769
_________________________
* Robert G. Russell served as our Director, President and Chief Executive Officer until April 21, 2023. On the same day, David Lowery was appointed to replace Mr. Russell as Director, President and Chief Executive Officer.

(1)(2) The “All Other Compensation” column for the fiscal year ended December 31, 2023 and 2022 includes the following compensation items:

	2023			2022
Named Executive Officer	Contribution to 401(k) Plan	Car Allowance	Total	Contribution to 401(k) Plan	Car Allowance	Total
David Lowery	$9,646	$—	$9,646	$7,590	$—	$7,590
Robert G. Russell	4,202	2,000	6,202	6,150	6,000	12,150
Joseph D. Perillo	8,262	6,000	14,262	6,840	6,000	12,840
Alfred Botta	9,900	—	9,900	9,150	—	9,150
Judith P. Corprew	8,262	—	8,262	5,555	—	5,555
Michael A. Carrazza	$3,067	$—	$3,067	$2,769	$—	$2,769
Outstanding Equity Awards at Fiscal Year-End
David Lowery, President and Chief Executive Officer of the Company and the Bank had unvested equity awards of 6,000 shares at December 31, 2023.

Executive Compensation Incentive Plan
In 2017, the Company adopted the Executive Compensation Incentive Plan, referred to as the “2017 Plan.” The 2017 Plan applies to the President and all Executive Vice Presidents at Patriot Bank. The 2017 plan was developed in order to attract, retain and motivate key executives by offering compensation incentives for delivering pre-defined budgeted operating results. The 2017 Plan is market competitive and designed to promote safe and sound business practices, where compensation objectives and risk taking are responsible, within policy guidelines and compatible with effective controls and risk-management. The 2017 Plan provides for awards based on a balance of bank results and individual executive performance. Awards are paid 50% in cash and 50% in restricted stock awards vesting over three years granted under the 2020 Plan. There were no awards issued under the Executive Compensation Incentive Plan during 2023 and 2022.
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

Director Compensation
The following table sets forth certain information regarding the compensation earned by or awarded to each of our non-employee directors who served on our Board during the fiscal year ended December 31, 2023.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total

Edward N. Constantino	$74,025	$14,346	$88,371
Emile Van den Bol	72,075	14,346	86,421
Michael J. Weinbaum	42,225	14,346	56,571
Grace Doherty	8,950	7,173	16,123
(1)The “Stock Awards” column represents the aggregate grant date fair value computed in accordance with ASC Topic 718 for awards of restricted stock granted under our 2020 Plan during fiscal 2023. We calculated the estimated fair value of the restricted stock awards using the market price of our common stock on the grant date. As of December 31, 2023, the aggregate number of unvested stock awards held by each of our non-employee directors was as follows: Edward N. Constantino – 1,587; Emile Van den Bol –1,587; Michael J. Weinbaum – 1,587; and Grace Doherty – 972.

The Company’s directors who are also executive officers do not receive compensation for service on the Board of Directors or any of its committees. On an annual basis, each non-employee director receives $1,150 for each board meeting in which they participate and annual retainer fees totaling $19,100. They also receive fees ranging from $375 to $750 for each committee meeting in which they participate. In addition, non-employee directors who serve as the chair of a committee receive additional retainer fees ranging from $3,000 to $9,200 per year. In addition, each non-employee director receives an annual equity grant of restricted stock units with a grant date value of approximately $14,346 for Edward N. Constantino, Emile Van den Bol, and Michael J. Weinbaum, and $7,173 for Grace Doherty. The restricted stocks will vest in full in four equal annual installments, beginning on the first anniversary of the grant date. The Company’s directors are also reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with their service to the Company, including travel expenses.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners and Management of Patriot
The table below provides certain information about beneficial ownership of Patriot common stock as of April 1, 2024 with respect to: (i) each person, or group of affiliated persons, who is known to Patriot to own more than five percent (5%) of Patriot common stock; (ii) each of the Patriot’s directors; (iii) each of the Patriot’s executive officers; and (iv) all of Patriot’s directors and executive officers as a group.
Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of Patriot common stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 3,976,073 shares of Patriot common stock outstanding as of April 1, 2024. In computing the number of shares of common stock beneficially owned by a person and applicable percentage of ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of April 1, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class
Michael A. Carrazza	67,254	(1)	1.69%
David C. Lowery	9,000		*
Joseph D. Perillo	4,263	(2)	*
Frederick K. Staudmyer	3,203		*
Judith P. Corprew	2,026		*
Thomas E. Slater	2,463		*
Steve Grunblatt	2,500		*
Alfred Botta	—		*
Edward N. Constantino	15,524		*
Emile Van den Bol	63,137		1.59%
Michael J. Weinbaum	361,696		9.10%
Grace Doherty	243		*
All Directors and Executive Officers	531,309		13.36%
AFP Forty Six Corp.	342,172	(5)	8.61%
Harvey Sandler Revocable Trust	317,248	(6)	7.98%
Siguler Guff Advisers, LLC	460,589	(7)	11.58%
SMC Holdings I, LP	427,691	(8)	10.76%
LMI Partners, LLC	285,915	(9)	7.19%
AllianceBernstein L.P.	388,977	(10)	9.78%
*Less than one percent (1%)
(1)Includes 12,221 shares held by Solaia Capital Management Profit Sharing Plan for the benefit of Mr. Carrazza, with regard to which Mr. Carrazza has sole voting and dispositive power, and 55,033 vested shares directly owned by Mr. Carrazza.
(2)Includes 3,185 shares held in an IRA for the benefit of Mr. Perillo.
(3)Includes 1,000 shares held in a SEP IRA for the benefit of Mr. Constantino.
(4)Includes 19,524 shares of common stock owned directly by Mr. Weinbaum and 342,172 shares owned by AFP Forty Six Corp. (“AFP”), of which Mr. Weinbaum serves as President.
(5)Based solely on the information set forth in the Schedule 13G/A filed with the SEC on December 10, 2023, Michael Weinbaum is President of AFP and therefore may be deemed to have voting and dispositive power over the shares held by AFP. Mr. Weinbaum disclaims beneficial ownership of the Common Stock held by AFP except to the extent of his pecuniary interest therein. The address of AFP is 9 Park Place, Great Neck, NY 11021.
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
(7)Based solely on the information set forth in the Schedule 13G/A filed with the SEC on January 20, 2023, Siguler Guff Advisers, LLC (“SGA”) is 100% owned by Siguler Guff & Company, LP. The general partner of Siguler Guff & Company, LP is Siguler Guff Holdings GP, LLC. George W. Siguler, Andrew J. Guff, Donald P. Spencer and Kenneth J. Burns are the owners of Siguler Guff Holdings GP, LLC and the executive officers of SGA, and therefore may be deemed to have voting and dispositive power over the shares held by SGA. Address of SGA is c/o Siguler Guff & Company, LP, 200 Park Avenue, 23rd Floor, New York, NY 10166.
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
(10)Based solely on the information set forth in the Schedule 13G/A filed with the SEC on February 14, 2024, by AllianceBernstein L.P.(“AllianceBernstein”) AllianceBernstein has sole voting and dispositive power over 388,977 shares. The address of AllianceBernstein is 501 Commerce Street, Nashville, TN 37203.
Equity Compensation Plan Information as of the End of Fiscal 2023
The table below provides information as of December 31, 2023, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Approved by the shareholders	—	$—	218,998

Not approved by the shareholders	—	$—	—

Total	—	$—	218,998

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination such loans did not involve more than the normal risk of collectability or present any other unfavorable features. There were no loans to officers and directors outstanding as of December 31, 2023 and 2022. Deposits from related parties aggregated $64,000 for both as of December 31, 2023 and 2022.
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
Board Independence
The Board has determined that the following current directors, constituting a majority of the members of the Board, are independent as defined in the applicable listing standards of the Nasdaq Stock Market, Inc.: Messrs. Constantino, Van den Bol, Weinbaum and Doherty. Each current member of the Audit, Compensation, and Nominating and Governance Committees is an independent director pursuant to all applicable listing standards of Nasdaq. The Board of Directors has also determined that each current member of the Audit Committee also meets the additional independence standards for audit committee members established by the SEC, and each member of the Compensation Committee also qualifies as a “non-employee director” as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended.

ITEM 14. Principal Accountant Fees and Services
Principal Accounting Fees and Services
The following table sets forth the aggregate amounts of principal accounting fees we paid to our independent registered public accountants for professional services performed in fiscal years ended December 31, 2023 and 2022 for: (i) audit fees – consisting of fees billed for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) audit-related fees – consisting of fees billed for services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; and (iii) all other fees – consisting of fees billed for all other services rendered.

	Year Ended December 31,
	2023	2022
Audit fees (1)	$623,689	$436,800
Audit related fees (1)	—	—
All other fees(1)	23,625	19,950
	$647,314	$456,750
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
The Audit Committee pre-approved all of the audit and non-audit services provided by RSM during the years ended December 31, 2023 and 2022.

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

14.2*	Code of Ethics and Conflict of Interest Policy

21.1	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 29, 2020)

23.1*	Consent of RSM US LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
97.1*	Patriot National Bancorp, Inc. Clawback Policy
101.INS#*	Inline XBRL Instance Document
101.SCH#	Inline XBRL Schema Document
101.CAL#	Inline XBRL Calculation Linkbase Document
101.LAB#	Inline XBRL Labels Linkbase Document
101.PRE#	Inline XBRL Presentation Linkbase Document
101.DEF#	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: April 1, 2024
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Name: Joseph D. Perillo
Title: Executive Vice President and Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ David Lowery	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024
David Lowery

/s/ Joseph D. Perillo	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 1, 2024
Joseph D. Perillo

/s/ Michael Carrazza	Chairman and Director	April 1, 2024
Michael Carrazza

/s/ Edward N. Constantino	Director	April 1, 2024
Edward N. Constantino

/s/ Emile Van den Bol	Director	April 1, 2024
Emile Van den Bol

/s/ Michael J. Weinbaum	Director	April 1, 2024
Michael J. Weinbaum

/s/ Grace Doherty	Director	April 1, 2024
Grace Doherty