Form 10-Q
period 2024-03-31
PATRIOT NATIONAL BANCORP INC
filed 2024-05-15
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of May 15, 2024, there were 3,976,073 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,409	$2,195
Interest bearing deposits	61,580	50,322
Restricted cash	28,786	14,019
Total cash, cash equivalents and restricted cash	92,775	66,536
Investment securities:
Available-for-sale securities, at fair value	87,595	89,187
Other investments, at cost	4,450	4,450
Total investment securities	92,045	93,637

Federal Reserve Bank (FRB) stock, at cost	2,200	2,090
Federal Home Loan Bank (FHLB) stock, at cost	2,652	4,202
Loans receivable (net of allowance for credit losses: 2024: $(13,777) and 2023: $(15,925))	796,546	832,934
Loans held for sale	14,112	20,767
Accrued interest and dividends receivable	6,610	7,219
Premises and equipment, net	29,634	29,875
Other real estate owned	2,843	2,843
Deferred tax asset	24,199	24,134
Core deposit intangible, net	191	203
Other assets	9,372	8,985
Total assets	$1,073,179	$1,093,425

Liabilities
Deposits:
Noninterest bearing deposits	$109,265	$110,056
Interest bearing deposits	750,459	730,255
Total deposits	859,724	840,311

FHLB, FRB and correspondent bank borrowings	131,000	171,000
Senior notes, net	11,757	11,723
Subordinated debt, net	9,876	9,869
Junior subordinated debt owed to unconsolidated trust, net	8,139	8,137
Note payable	323	376
Advances from borrowers for taxes and insurance	2,772	1,164
Accrued expenses and other liabilities	5,951	6,462
Total liabilities	1,029,542	1,049,042

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of March 31, 2024: 4,049,814 shares issued; 3,976,073 shares outstanding; As of December 31, 2023: 4,049,814 shares issued; 3,976,073 shares outstanding.	106,694	106,670
Accumulated deficit	(47,325)	(47,026)
Accumulated other comprehensive loss	(15,732)	(15,261)
Total shareholders' equity	43,637	44,383
Total liabilities and shareholders' equity	$1,073,179	$1,093,425
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Interest and Dividend Income
Interest and fees on loans	$12,648	$12,550
Interest on investment securities	661	680
Dividends on investment securities	71	135
Other interest income	621	281
Total interest and dividend income	14,001	13,646

Interest Expense
Interest on deposits	6,686	3,579
Interest on Federal Home Loan Bank and correspondent bank borrowings	1,214	1,436
Interest on senior debt	290	290
Interest on subordinated debt	406	326
Interest on note payable	1	2
Total interest expense	8,597	5,633

Net interest income	5,404	8,013

Provision for credit losses	658	2,220

Net interest income after provision for credit losses	4,746	5,793

Non-interest Income
Loan application, inspection and processing fees	202	123
Deposit fees and service charges	81	68
Gains on sales of loans	267	81
Rental income	21	119
(Loss) gain on sale of investment securities, net	(24)	24
Digital Payments income	964	361
Other income	736	59
Total non-interest income	2,247	835

Non-interest Expense
Salaries and benefits	4,156	4,267
Occupancy and equipment expense	817	884
Data processing expense	324	294
Professional and other outside services	841	914
Project expenses, net	—	27
Advertising and promotional expense	46	85
Loan administration and processing expense	8	51
Regulatory assessments	219	182
Insurance expense, net	76	77
Communications, stationary and supplies	149	191
Other operating expense	590	612
Total non-interest expense	7,226	7,584

Loss before income taxes	(233)	(956)

Provision (benefit) for income taxes	66	(257)

Net loss	$(299)	$(699)

Basic loss per share	$(0.08)	$(0.18)
Diluted loss per share	$(0.08)	$(0.18)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

(In thousands)	Three Months Ended March 31,
	2024	2023

Net loss	$(299)	$(699)
Other comprehensive (loss) income

Unrealized holding (loss) gain on securities	(600)	1,704
Income tax effect	160	(439)
Reclassification for realized loss (gain) on sale of investment securities	24	(24)
Income tax effect	(6)	6
Impact of update to effective tax rate	(49)	—
Total securities available-for-sale	(471)	1,247

Comprehensive (loss) income	$(770)	$548
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2024
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2024	3,976,073	$106,670	$(47,026)	$(15,261)	$44,383
Comprehensive loss:
Net loss	—	—	(299)	—	(299)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(471)	(471)
Total comprehensive loss	—	—	(299)	(471)	(770)
Share-based compensation expense	—	24	—	—	24
Balance at March 31, 2024	3,976,073	$106,694	$(47,325)	$(15,732)	$43,637

	Three Months Ended March 31, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2023	3,965,186	$106,565	$(31,337)	$(15,645)	$59,583
Transition adjustment related to adoption of ASC326, net of tax	—	$—	$(11,510)	$—	$(11,510)
Comprehensive (loss) income:
Net loss	—	—	(699)	—	(699)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	1,247	1,247

Total comprehensive (loss) income	—	—	(699)	1,247	548
Share-based compensation expense	—	23	—	—	23
Balance at March 31, 2023	3,965,186	$106,588	$(43,546)	$(14,398)	$48,644

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(299)	$(699)

Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Accretion of investment premiums and discounts, net	(38)	(23)
Amortization and accretion of purchase loan premiums and discounts, net	154	698
Amortization of debt issuance costs	43	44
Amortization of core deposit intangible	12	11
Amortization of servicing assets of sold SBA loans	19	27
Provision for credit losses	658	2,220
Depreciation and amortization	284	275
Loss (gain) on sales of available-for-sale securities	24	(24)
Loss on sale of premises and equipment	3	—
Share-based compensation	24	23
Decrease (increase) in deferred income taxes, net	40	(261)
Originations of loans held for sale, net	(133,569)	(3,218)
Proceeds from sale of loans held for sale	134,965	1,628
Gains on sale of loans held for sale, net	(267)	(81)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	609	(41)
(Increase) decrease in other assets	(311)	1,003
Decrease in accrued expenses and other liabilities	(552)	(1,794)
Net cash provided by (used in) operating activities	1,799	(212)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	2,281	1,780
Principal repayments on available-for-sale securities	1,068	1,074
Purchases of available-for-sale securities	(2,319)	(8,343)
Purchases of Federal Reserve Bank stock	(110)	(46)
Redemptions (purchases) of Federal Home Loan Bank stock	1,550	(2,500)
Origination of loans receivable	(11,184)	(48,490)
Purchases of loans receivable	(47)	(10,623)
Payments received on loans receivable	52,274	26,309
Purchases of premises and equipment	(41)	(98)
Net cash provided by (used in) investing activities	43,472	(40,937)

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	19,413	(3,978)
(Decrease) increase in FHLB, FRB and correspondent bank borrowings	(40,000)	65,000
Principal repayments of note payable	(53)	(52)
Increase in advances from borrowers for taxes and insurance	1,608	1,938
Net cash (used in) provided by financing activities	(19,032)	62,908

Net increase in cash, cash equivalents and restricted cash	26,239	21,759

Cash, cash equivalents and restricted cash at beginning of period	66,536	38,493

Cash, cash equivalents and restricted cash at end of period	$92,775	$60,252

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Three Months Ended March 31,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,996	$5,438
Cash paid for income taxes	$—	$(2)

Non-cash transactions:
Net change in unrealized (gain) loss on available-for-sale securities	$471	$(1,247)

Transfers of loans held for sale to loans receivable	$5,526	$—

Capitalized servicing assets	$64	$34

Operating lease right-of-use assets / liabilities	$138	$—

Decrease in interest rate swaps	$23	$(97)

Expected credit loss for loans - ASC 326 adoption	$—	$13,001
Expected credit loss for unfunded loan commitments - ASC 326 adoption	$—	$2,737
Deferred tax assets - ASC 326 adoption	$—	$(4,228)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 1.    Basis of Financial Statement Presentation
The accompanying unaudited interim condensed Consolidated Financial Statements of Patriot National Bancorp, Inc. (the “Company” or “PNBK”) and its wholly-owned subsidiaries, Patriot Bank, N.A. (the “Bank”), Patriot National Statutory Trust I and PinPat Acquisition Corporation (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The accompanying unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2023.
The Consolidated Balance Sheet at December 31, 2023 presented herein has been derived from the audited Consolidated Financial Statements of the Company at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.
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
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the remainder of 2024.
Certain prior period amounts have been reclassified to conform to current year presentation.

Note 2.    Summary of Significant Accounting Policies
Please refer to the summary of Significant Accounting Policies included in the Company’s 2023 Annual Report on Form 10-K for a list of all policies in effect as of December 31, 2023.
Recently Issued Accounting Standards
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
ASU 2023-07
In November, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and define other disclosure requirements. A public entity must apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this standard is not expected to have an impact on the Company’s financial condition or results of operations but could change certain disclosures.
ASU 2023-09
In December 2023, the FASB issued ASU 2023‑09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed disclosures of income taxes paid net of refunds received, income from continuing operations before income tax expense or benefit, and income tax expense from continuing operations. This standard is to be applied on a prospective basis, with retrospective application permitted, and will be effective for the Company for annual periods beginning on January 1, 2025. We do not expect adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements but will likely result in additional disclosures.

Note 3.    Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at March 31, 2024 and December 31, 2023 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2024:
U. S. Government agency and mortgage-backed securities	$80,753	$—	$(15,273)	$65,480
Corporate bonds	17,995	—	(4,306)	13,689
Subordinated notes	5,000	—	(755)	4,245
SBA loan pools	4,733	—	(1,030)	3,703
Municipal bonds	559	—	(81)	478
Total available-for-sale securities	$109,040	$—	$(21,445)	$87,595

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$80,500	$—	$(14,829)	$65,671
Corporate bonds	17,995	—	(4,229)	13,766
Subordinated notes	5,000	—	(773)	4,227
SBA loan pools	6,002	—	(965)	5,037
Municipal bonds	559	—	(73)	486
Total available-for-sale securities	$110,056	$—	$(20,869)	$89,187

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of March 31, 2024 and December 31, 2023:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
March 31, 2024:
U. S. Government agency and mortgage-backed securities	$7,584	$(161)	$57,896	$(15,112)	$65,480	$(15,273)
Corporate bonds	—	—	13,689	(4,306)	13,689	(4,306)
Subordinated notes	—	—	4,245	(755)	4,245	(755)
SBA loan pools	—	—	3,703	(1,030)	3,703	(1,030)
Municipal bonds	—	—	478	(81)	478	(81)
Total available-for-sale securities	$7,584	$(161)	$80,011	$(21,284)	$87,595	$(21,445)

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$9,984	$(286)	$55,687	$(14,543)	$65,671	$(14,829)
Corporate bonds	—	—	13,766	(4,229)	13,766	(4,229)
Subordinated notes	—	—	4,227	(773)	4,227	(773)
SBA loan pools	—	—	5,037	(965)	5,037	(965)
Municipal bonds	—	—	486	(73)	486	(73)
Total available-for-sale securities	$9,984	$(286)	$79,203	$(20,583)	$89,187	$(20,869)

As of March 31, 2024 and December 31, 2023, forty-nine of forty-nine and fifty of fifty available-for-sale securities had unrealized losses with an aggregate decline of (19.7)% and (19.0)% from the amortized cost of those securities, respectively.
At March 31, 2024, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of March 31, 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities at March 31, 2024. All debt securities in an unrealized loss position as of March 31, 2024 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
As of March 31, 2024 and December 31, 2023, available-for-sale securities of $65.0 million and $68.5 million, respectively, were pledged to the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the FHLB and FRB.
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of March 31, 2024 and December 31, 2023. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
March 31, 2024:
Corporate bonds	$2,000	$15,995	$—	$17,995	$1,937	$11,752	$—	$13,689
Subordinated notes	3,000	2,000	—	5,000	2,535	1,710	—	4,245
SBA loan pools	—	—	4,733	4,733	—	—	3,703	3,703
Municipal bonds	153	406	—	559	137	341	—	478
Available-for-sale securities with stated maturity dates	5,153	18,401	4,733	28,287	4,609	13,803	3,703	22,115
U. S. Government agency and mortgage-backed securities	—	5,215	75,538	80,753	—	4,136	61,344	65,480
Total available-for-sale securities	$5,153	$23,616	$80,271	$109,040	$4,609	$17,939	$65,047	$87,595

December 31, 2023:
Corporate bonds	$2,000	$15,995	$—	$17,995	$1,947	$11,819	$—	$13,766
Subordinated notes	3,000	2,000	—	5,000	2,527	1,700	—	4,227
SBA loan pools	—	1,096	4,906	6,002	—	1,084	3,953	5,037
Municipal bonds	153	406	—	559	140	346	—	486
Available-for-sale securities with stated maturity dates	5,153	19,497	4,906	29,556	4,614	14,949	3,953	23,516
U. S. Government agency and mortgage-backed securities	—	5,222	75,278	80,500	—	4,237	61,434	65,671
Total available-for-sale securities	$5,153	$24,719	$80,184	$110,056	$4,614	$19,186	$65,387	$89,187

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4.    Loans Receivable and Allowance for Credit Losses
As of March 31, 2024 and December 31, 2023, loans receivable, net, consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Loan portfolio segment:
Commercial Real Estate	$462,547	$472,093
Residential Real Estate	102,881	106,783
Commercial and Industrial	148,420	163,565
Consumer and Other	89,772	99,688
Construction	4,239	4,266
Construction to Permanent - CRE	2,464	2,464
Loans receivable, gross	810,323	848,859
Allowance for loan and lease losses	(13,777)	(15,925)
Loans receivable, net	$796,546	$832,934
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
During the three months ended March 31, 2024 and 2023, Patriot did not purchase any commercial real estate loans.
Residential Real Estate Loans
Patriot’s residential real estate loan portfolio consists primarily of purchased residential loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. During the three months ended March 31, 2024, Patriot purchased $47,000 residential real estate loans. During the three months ended March 31, 2023, Patriot did not purchase any residential real estate loans.

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
Patriot’s syndicated and leveraged loan portfolio totaled $5.7 million at both March 31, 2024 and December 31, 2023. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
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
The Company has purchased unsecured consumer loans from a third party which are higher yielding loans of 2-5 year terms that are expected to incur an increased level of charge-offs. Loans outstanding under this program at March 31, 2024 and December 31, 2023 totaled $39.9 million and $48.5 million, respectively. No loans were purchased under this program for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Bank purchased $9.3 million unsecured consumer loans.
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
During the three months ended March 31, 2024, Patriot did not purchase any home equity line of credit loans (“HELOC”). During the three months ended March 31, 2023, the Bank purchased HELOC loans of $1.3 million.

Construction Loans
Construction loans are of a short-term nature, generally of eighteen months or less, that are secured by land and improvements intended for commercial, residential, or mixed-use development. Loan proceeds may be used for the acquisition of or improvements to the land under development and funds are generally disbursed as phases of construction are completed.
Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and financial strength of the builder, the type and location of the property, and other factors. Construction loans tend to be personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by an inability to complete construction, a downturn in the market for new construction, by a significant increase in interest rates, or by decline in general economic conditions. The construction loans outstanding at March 31, 2024 and December 31, 2023 totaled $4.2 million and $4.3 million, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Construction to Permanent - Commercial Real Estate ("CRE")
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
SBA Loans
Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $35.0 million and $30.0 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024, $5.5 million SBA loans previously classified as held for sale were transferred to held for investment. No held for sale SBA loans were transferred to held for investment during the three months ended March 31, 2023.
Small Business Administration Paycheck Protection Program
Under the Paycheck Protection Program of the CARES Act, small business loans were authorized to pay for payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans. The Bank participated in the SBA’s Paycheck Protection Program in 2021. Paycheck Protection Program loans totaled $132,000 and $133,000 as of March 31, 2024 and December 31, 2023, respectively, which are included in the commercial and industrial loan classifications.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Allowance for Credit Losses
The Company adopted ASU 2016-13 on January 1, 2023, which introduced the current expected credit loss ("CECL") methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology, the ACL is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated credit losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.
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
The Company maintains an ACL for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $276,000 at March 31, 2024 and $1.9 million at December 31, 2023, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the three months ended March 31, 2024 and 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three Months Ended March 31, 2024
Allowance for credit losses:
December 31, 2023	$6,089	$607	$1,269	$7,843	$4	$113	$—	$15,925
Charge-offs	(158)	(21)	(410)	(2,523)	—	—	—	(3,112)
Recoveries	—	—	6	305	—	—	—	311
Provisions (credits)	(311)	85	334	655	3	(113)	—	653	(1)
March 31, 2024	$5,620	$671	$1,199	$6,280	$7	$—	$—	$13,777

Three Months Ended March 31, 2023
Allowance for credit losses:
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
Impact of ASC 326 Adoption	1,626	189	219	10,977	(4)	29	(35)	13,001
Charge-offs	—	—	(2)	(1,796)	—	—	—	(1,798)
Recoveries	—	—	7	173	—	—	—	180
Provisions (credits)	1,217	(1)	172	1,690	1	8	—	3,087	(2)
March 31, 2023	$9,809	$853	$1,799	$12,251	$21	$47	$—	$24,780
(1) The provision on credit losses included in the above table for the three months ended March 31, 2024 does not include the provision on unfunded loan commitments of $5,000 for the three months ended March 31, 2024.
(2) The provision on credit losses included in the above table for the three months ended March 31, 2023 does not include the credit on unfunded loan commitments of $867,000 for the three months ended March 31, 2023.
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of March 31, 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
March 31, 2024
Allowance for credit losses:
Individually evaluated loans	$3,321	$—	$23	$—	$—	$—	$3,344
Collectively evaluated loans	2,299	671	1,176	6,280	7	—	10,433
Total allowance for credit losses	$5,620	$671	$1,199	$6,280	$7	$—	$13,777

Loans receivable, gross:
Individually evaluated loans	$15,914	$—	$3,706	$—	$429	$2,464	$22,513
Collectively evaluated loans	446,633	102,881	144,714	89,772	3,810	—	787,810
Total loans receivable, gross	$462,547	$102,881	$148,420	$89,772	$4,239	$2,464	$810,323

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables presents the balance in the allowance for loan and lease losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
December 31, 2023
Allowance for credit losses:
Individually evaluated for impairment	$3,813	$—	$392	$—	$—	$—	$4,205
Collectively evaluated for impairment	2,276	607	877	7,843	4	113	11,720
Total allowance for loan losses	$6,089	$607	$1,269	$7,843	$4	$113	$15,925

Loans receivable, gross:
Individually evaluated for impairment	$12,775	$—	$3,904	$—	$454	$—	$17,133
Collectively evaluated for impairment	459,318	106,783	159,661	99,688	3,812	2,464	831,726
Total loans receivable, gross	$472,093	$106,783	$163,565	$99,688	$4,266	$2,464	$848,859
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
Additionally, Patriot retains an independent third-party loan review firm to perform a semi-annual analysis of the results of its risk rating process. The semi-annual review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the semi-annual review, are required to be reported to the Audit Committee of the Board of Directors.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Charge-offs of loans to reduce the loan to its recoverable value that are solely collateral dependent, generally occur immediately upon confirmation of the partial loss amount. Loans that are cash flow dependent are modeled to reflect the expected cash flows through expected loan maturity, including any proceeds from refinancing or principal curtailment. A specific reserve is established for the amount by which the net investment in the loan exceeds the present value of discounted cash flows. Charge-offs on cash flow dependent loans also generally occur immediately upon confirmation of the partial loss amount. If either type of loan is classified as "Loss”, meaning full loss on the loan is expected, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold. In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” and “Closed-end” credits are charged off when 180 days and 90 days delinquent, respectively. Loans receivable that are part of the unsecured loan purchase program are charged-off in full when the loan is 90 days past due.
The allowance for credit losses may increase to reflect the decline in the performance of the loan portfolio and the higher level of incurred losses.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Vintage Analysis
The following tables summarize loan amortized cost by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of March 31, 2024:

	Term of Loans by Origination
As of March 31, 2024:	2024	2023	2022	2021	2020	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$106,927	$139,679	$110,591	$3,377	$80,477	$—	$441,051
Special mention	—	—	6,483	130	—	—	—	6,613
Substandard	—	—	2,993	34	279	11,577	—	14,883
Total	—	106,927	149,155	110,755	3,656	92,054	—	462,547
Current period gross charge-offs	—	—	—	—	—	158	—	158
Residential Real Estate:
Pass	—	—	1,243	2,891	10,435	85,816	661	101,046
Special mention	—	—	—	—	1,053	782	—	1,835
Total	—	—	1,243	2,891	11,488	86,598	661	102,881
Current period gross charge-offs	—	—	—	—	—	21	—	21
Commercial and Industrial:
Pass	624	1,643	14,831	22,169	2,132	11,519	85,351	138,269
Special mention	—	6	19	42	—	1,080	—	1,147
Substandard	—	271	349	891	5,773	1,620	100	9,004
Total	624	1,920	15,199	23,102	7,905	14,219	85,451	148,420
Current period gross charge-offs	—	—	—	—	—	410	—	410
Consumer and Other:
Pass	73	5,222	30,506	3,790	—	19,285	30,175	89,051
Substandard	—	128	462	59	—	—	72	721
Total	73	5,350	30,968	3,849	—	19,285	30,247	89,772
Current period gross charge-offs	—	135	2,207	181	—	—	—	2,523
Construction:
Pass	—	—	—	3,810	—	—	—	3,810
Substandard	—	—	—	—	—	429	—	429
Total	—	—	—	3,810	—	429	—	4,239
Construction to Permanent - CRE:
Substandard	—	—	—	2,464	—	—	—	2,464
Total	—	—	—	2,464	—	—	—	2,464

Total loans	$697	$114,197	$196,565	$146,871	$23,049	$212,585	$116,359	$810,323
Total Current period gross charge-offs	$—	$135	$2,207	$181	$—	$589	$—	$3,112

Loans receivable, gross:
Pass	$697	$113,792	$186,259	$143,251	$15,944	$197,097	$116,187	$773,227
Special mention	—	6	6,502	172	1,053	1,862	—	9,595
Substandard	—	399	3,804	3,448	6,052	13,626	172	27,501
Total Loans receivable, gross	$697	$114,197	$196,565	$146,871	$23,049	$212,585	$116,359	$810,323
Current period gross charge-offs	$—	$135	$2,207	$181	$—	$589	$—	$3,112

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize loan amortized cost by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of December 31, 2023:

	Term of Loans by Origination
As of December 31, 2023:	2023	2022	2021	2020	2019	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$104,683	$138,091	$111,308	$3,401	$31,832	$63,526	$—	$452,841
Special mention	—	6,482	—	—	—	—	—	6,482
Substandard	—	1,799	—	280	10,000	691	—	12,770
Total	104,683	146,372	111,308	3,681	41,832	64,217	—	472,093
Current period gross charge-offs	—	—	—	—	6,341	5	—	6,346
Residential Real Estate:
Pass	—	1,251	2,975	11,577	15,770	74,596	614	106,783
Total	—	1,251	2,975	11,577	15,770	74,596	614	106,783
Current period gross charge-offs	—	—	—	—	—	515	—	515
Commercial and Industrial:
Pass	2,696	13,916	23,099	8,004	9,578	7,024	96,431	160,748
Special mention	6	348	—	—	37	11	104	506
Substandard	16	—	801	—	401	1,093	—	2,311
Total	2,718	14,264	23,900	8,004	10,016	8,128	96,535	163,565
Current period gross charge-offs	—	182	85	—	516	144	—	927
Consumer and Other:
Pass	6,470	36,668	4,724	—	5,590	14,314	30,945	98,711
Substandard	197	645	61	—	—	—	74	977
Total	6,667	37,313	4,785	—	5,590	14,314	31,019	99,688
Current period gross charge-offs	114	9,013	1,280	—	6	66	—	10,479
Construction:
Pass	—	—	3,812	—	—	—	—	3,812
Substandard	—	—	—	—	454	—	—	454
Total	—	—	3,812	—	454	—	—	4,266
Current period gross charge-offs	—	—	150	—	—	—	—	150
Construction to Permanent - CRE:
Special mention	—	—	2,464	—	—	—	—	2,464
Total	—	—	2,464	—	—	—	—	2,464

Total loans	$114,068	$199,200	$149,244	$23,262	$73,662	$161,255	$128,168	$848,859
Total Current period gross charge-offs	$114	$9,195	$1,515	$—	$6,863	$730	$—	$18,417

Loans receivable, gross:
Pass	$113,849	$189,926	$145,918	$22,982	$62,770	$159,460	$127,990	$822,895
Special mention	6	6,830	2,464	—	37	11	104	9,452
Substandard	213	2,444	862	280	10,855	1,784	74	16,512
Loans receivable, gross	$114,068	$199,200	$149,244	$23,262	$73,662	$161,255	$128,168	$848,859
Total Current period gross charge-offs	$114	$9,195	$1,515	$—	$6,863	$730	$—	$18,417

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of March 31, 2024.

(In thousands)	Performing (Accruing) Loans
As of March 31, 2024:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$197	$1,682	$—	$1,879	$437,866	$439,745	$1,306	$441,051
Special mention	—	130	—	130	6,483	6,613	—	6,613
Substandard	347	591	—	938	2,789	3,727	11,156	14,883
	544	2,403	—	2,947	447,138	450,085	12,462	462,547
Residential Real Estate:
Pass	256	—	130	386	100,660	101,046	—	101,046
Special mention	—	—	—	—	1,835	1,835	—	1,835
	256	—	130	386	102,495	102,881	—	102,881
Commercial and Industrial:
Pass	73	111	—	184	136,251	136,435	1,834	138,269
Special mention	61	—	—	61	1,086	1,147	—	1,147
Substandard	519	1,203	—	1,722	6,113	7,835	1,169	9,004
	653	1,314	—	1,967	143,450	145,417	3,003	148,420
Consumer and Other:
Pass	1,311	775	349	2,435	86,616	89,051	—	89,051
Substandard	—	—	—	—	—	—	721	721
	1,311	775	349	2,435	86,616	89,051	721	89,772
Construction:
Pass	—	—	—	—	3,810	3,810	—	3,810
Substandard	—	—	—	—	—	—	429	429
	—	—	—	—	3,810	3,810	429	4,239
Construction to Permanent - CRE:
Substandard	—	—	—	—	—	—	2,464	2,464
	—	—	—	—	—	—	2,464	2,464

Total	$2,764	$4,492	$479	$7,735	$783,509	$791,244	$19,079	$810,323

Loans receivable, gross:
Pass	$1,837	$2,568	$479	$4,884	$765,203	$770,087	$3,140	$773,227
Special mention	61	130	—	191	9,404	9,595	—	9,595
Substandard	866	1,794	—	2,660	8,902	11,562	15,939	27,501
Loans receivable, gross	$2,764	$4,492	$479	$7,735	$783,509	$791,244	$19,079	$810,323

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize performing and non-performing loans (i.e., non-accruing) receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2023.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2023:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$2,274	$231	$—	$2,505	$448,707	$451,212	$1,629	$452,841
Special mention	—	—	—	—	6,482	6,482	—	6,482
Substandard	—	—	—	—	1,624	1,624	11,146	12,770
	2,274	231	—	2,505	456,813	459,318	12,775	472,093
Residential Real Estate:
Pass	1,439	—	—	1,439	105,344	106,783	—	106,783
	1,439	—	—	1,439	105,344	106,783	—	106,783
Commercial and Industrial:
Pass	420	10	—	430	157,335	157,765	2,983	160,748
Special mention	—	348	—	348	158	506	—	506
Substandard	526	—	—	526	847	1,373	938	2,311
	946	358	—	1,304	158,340	159,644	3,921	163,565
Consumer and Other:
Pass	1,327	1,015	341	2,683	96,028	98,711	—	98,711
Substandard	—	—	—	—	—	—	977	977
	1,327	1,015	341	2,683	96,028	98,711	977	99,688
Construction:
Pass	—	—	—	—	3,812	3,812	—	3,812
Substandard	—	—	—	—	—	—	454	454
	—	—	—	—	3,812	3,812	454	4,266
Construction to Permanent - CRE:
Special mention	—	—	—	—	2,464	2,464	—	2,464
	—	—	—	—	2,464	2,464	—	2,464

Total	$5,986	$1,604	$341	$7,931	$822,801	$830,732	$18,127	$848,859

Loans receivable, gross:
Pass	$5,460	$1,256	$341	$7,057	$811,226	$818,283	$4,612	$822,895
Special mention	—	348	—	348	9,104	9,452	—	9,452
Substandard	526	—	—	526	2,471	2,997	13,515	16,512
Loans receivable, gross	$5,986	$1,604	$341	$7,931	$822,801	$830,732	$18,127	$848,859

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of March 31, 2024 and December 31, 2023:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of March 31, 2024:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$1,306	$1,306	$—	$1,306
Substandard	—	—	1,527	1,527	9,629	11,156
Commercial and Industrial:
Pass	—	—	1,296	1,296	538	1,834
Substandard	—	—	953	953	216	1,169
Consumer and Other:
Substandard	—	—	649	649	72	721
Construction:
Substandard	—	—	—	—	429	429
Construction to permanent - CRE:
Substandard	—	—	2,464	2,464	—	2,464
Total non-accruing loans	$—	$—	$8,195	$8,195	$10,884	$19,079

As of December 31, 2023:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$1,629	$1,629	$—	$1,629
Substandard	—	770	439	1,209	9,937	11,146
Commercial and Industrial:
Pass	—	—	2,054	2,054	929	2,983
Substandard	—	371	535	906	32	938
Consumer and Other:
Substandard	—	16	887	903	74	977
Construction:
Substandard	—	—	—	—	454	454
Total non-accruing loans	$—	$1,157	$5,544	$6,701	$11,426	$18,127
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $573,000 and $63,000 would have been recognized during the three months ended March 31, 2024 and 2023, respectively.
Interest income collected and recognized on non-accruing loans for the three months ended March 31, 2024 and 2023 was $20,000 and $282,000, respectively.
Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024			December 31, 2023
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$6,285	$13,102	$—	$2,838	$5,879	$—
Commercial and Industrial	2,774	7,272	—	2,266	2,899	—
Construction	429	447	—	454	461	—
Construction to permanent - CRE	2,464	2,476	—	—	—	—
	11,952	23,297	—	5,558	9,239	—
With a related allowance recorded:
Commercial Real Estate	9,629	10,071	3,321	9,937	10,137	3,813
Commercial and Industrial	932	1,668	23	1,638	3,159	392
	10,561	11,739	3,344	11,575	13,296	4,205

Individually evaluated loans, Total:
Commercial Real Estate	15,914	23,173	3,321	12,775	16,016	3,813
Commercial and Industrial	3,706	8,940	23	3,904	6,058	392
Construction	429	447	—	454	461	—
Construction to permanent - CRE	2,464	2,476	—	—	—	—
Total	$22,513	$35,036	$3,344	$17,133	$22,535	$4,205

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes additional information regarding individually evaluated loans by class for the three months ended March 31, 2024 and 2023.

	Three Month Ended March 31,
(In thousands)	2024		2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$6,286	$37	$899	$—
Residential Real Estate	—	—	1,179	3
Commercial and Industrial	2,855	44	2,402	82
Consumer and Other	—	—	513	9
Construction	442	—	1,738	—
Construction to permanent - CRE	2,464	—	—	—
	12,047	81	6,731	94
With a related allowance recorded:
Commercial Real Estate	9,781	—	10,405	154
Residential Real Estate	—	—	1,352	1
Commercial and Industrial	1,005	—	4,052	43
Consumer and Other	—	—	18	—
	10,786	—	15,827	198
Individually evaluated loans, Total:
Commercial Real Estate	16,067	37	11,304	154
Residential Real Estate	—	—	2,531	4
Commercial and Industrial	3,860	44	6,454	125
Consumer and Other	—	—	531	9
Construction	442	—	1,738	—
Construction to permanent - CRE	2,464	—	—	—
Total	$22,833	$81	$22,558	$292
Credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis (individually evaluated loans). Individual evaluations are performed for nonaccrual loans in excess of $100,000 as well as selected substandard loans. Specific allowances were estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
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
During the three months ended March 31, 2024 and 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three months ended March 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. As of March 31, 2024 and December 31, 2023, there were no commitments to advance additional funds under the modified loans.

Note 5.    Loans Held for Sale
SBA Loans held for sale
SBA Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of March 31, 2024, SBA loans held for sale was $1.3 million, consisting only of $1.3 million SBA commercial real estate loans. There were $9.9 million of SBA loans held for sale at December 31, 2023, consisting of $3.5 million SBA commercial and industrial loans and $6.4 million SBA commercial real estate loans. During the three months ended March 31, 2024, $5.5 million SBA loans previously classified as held for sale were transferred to held for investment. No SBA held for sale loans were transferred to held for investment in three months ended March 31, 2023.
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
Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $50.0 million and $47.5 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the servicing asset has a carrying value of $902,000 and $857,000, respectively, and fair value of $988,000 and $932,000, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents an analysis of the activity in the SBA servicing assets for the three months ended March 31, 2024 and 2023:

(In thousands)	Three Month Ended March 31,
	2024	2023
Beginning balance	$857	$886
Servicing rights capitalized	64	34
Servicing rights amortized	(19)	(11)
Servicing rights disposed	—	(16)
Ending balance	$902	$893
Loans held for sale - Consumer Loans
Patriot Bank's Digital Payments Group has entered into a Program Management Agreement with a Buyer. Under the agreement, Patriot originates various types of consumer loans that are marketed by the buyer. As of March 31, 2024, the Bank had credit card loans held for sale totaling $12.8 million. The credit card loans expected to be held for no longer than three days before being sold to the buyer. The credit card loans are fully cash-secured by deposits at Patriot. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.

Note 6.    Deposits
The following table presents the balance of deposits held, by category as of March 31, 2024 and December 31, 2023.

(In thousands)	March 31, 2024	December 31, 2023
Non-interest bearing	$109,265	$110,056

Interest bearing:
Negotiable order of withdrawal accounts	29,460	33,035
Savings deposits	39,378	44,104
Interest bearing DDA	183,084	171,577
Money market	184,653	200,280
Certificates of deposit, less than $250,000	172,386	175,988
Certificates of deposit, $250,000 or greater	73,926	64,745
Brokered deposits	67,572	40,526
Interest bearing, Total	750,459	730,255

Total Deposits	$859,724	$840,311
The prepaid debit card deposits are included in the non-interest-bearing deposits, interest bearing DDA and money market deposits, and totaled approximately $206.2 million and $213.4 million as of March 31, 2024 and December 31, 2023, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
As of March 31, 2024, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	CDs less than $250,000	CDs $250,000 or greater	Brokered Deposits	Total
1 year or less	$146,631	$60,648	$60,899	$268,178
More than 1 year through 2 years	21,768	8,374	251	30,393
More than 2 years through 3 years	3,640	4,904	6,422	14,966
More than 3 years through 4 years	145	—	—	145
More than 4 years through 5 years	202	—	—	202
	$172,386	$73,926	$67,572	$313,884

Note 7.    Derivatives
Derivatives Not Designated in Hedge Relationships
Patriot is party to interest rate swap derivatives that are not designated as hedging instruments. Under a program, Patriot will execute interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. These interest rate swaps with customers are simultaneously offset by interest rate swaps that Patriot executes with a third party, such that Patriot minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties.
As of March 31, 2024 and December 31, 2023, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other noninterest income on the Consolidated Statements of Operations during the three months ended March 31, 2024 and 2023.
Information about the valuation methods used to measure the fair value of derivatives is provided in Note 13 to the Consolidated Financial Statements.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
March 31, 2024
Classified in Other Assets:
3rd party interest rate swap	1,318	5.25	4.38%	1 Mo. SOFR + 2.00%	97

Classified in Other Liabilities:
Customer interest rate swap	1,318	5.25	4.38%	1 Mo. SOFR + 2.00%	(97)

December 31, 2023
Classified in Other Assets:
3rd party interest rate swap	1,327	5.50	4.38%	1 Mo. SOFR + 2.00%	74

Classified in Other Liabilities:
Customer interest rate swap	1,327	5.50	4.38%	1 Mo. SOFR + 2.00%	(74)

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
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of March 31, 2024, 208,839 shares of stock were available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.
The following is a summary of the status of the Company’s restricted shares and changes for the three months ended March 31, 2024 and 2023:

Three months ended March 31, 2024:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	17,506	$6.09
Granted	10,159	$3.79
Unvested at March 31, 2024	27,665	$5.24

Three months ended March 31, 2023	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	22,660	$7.11
Unvested at March 31, 2023	22,660	$7.11
The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of March 31, 2024 amounted to $197,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.1 years.
For the three months ended March 31, 2024, the Company recognized total share-based compensation expense of $24,000. The share-based compensation attributable to employees of Patriot amounted to $15,000. Included in share-based compensation expense attributable to Patriot’s external directors, were $9,000. The directors received total compensation of $68,000, which amounts are included in other operating expenses in the consolidated statements of operations.
For the three months ended March 31, 2023, the Company recognized total share-based compensation expense of $23,000. The share-based compensation attributable to employees of Patriot amounted to $14,000. Included in share-based compensation expense were $9,000 attributable to Patriot’s external directors, who received total compensation of $55,000, which amounts are included in other operating expenses in the consolidated statements of operations.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three months ended March 31, 2024 and 2023, Patriot made matching contributions to the 401(k) Plan of $80,000 and $75,000, respectively.

Note 9.    Earnings per share
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
The following table summarizes the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

(Net loss in thousands)	Three Months Ended March 31,
	2024		2023
Basis loss per share:
Net loss attributable to Common shareholders	$(299)		$(699)
Divided by:
Weighted average shares outstanding	3,976,073		3,965,186

Basic loss per share of common stock	$(0.08)		$(0.18)

Diluted loss per share:
Net loss attributable to Common shareholders	$(299)		$(699)

Weighted average shares outstanding	3,976,073		3,965,186

Effect of potentially dilutive restricted shares of common stock	—	(1)	—	(2)

Divided by:
Weighted average diluted shares outstanding	3,976,073		3,965,186

Diluted loss per share of common stock	$(0.08)		$(0.18)

(1)	The weighted average diluted shares outstanding does not include 22,269 anti-dilutive restricted shares of common stock for the three months ended March 31, 2024.
(2)	The weighted average diluted shares outstanding does not include 491 anti-dilutive restricted shares of common stock for the three months ended March 31, 2023.

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
Financial instruments with credit risk at March 31, 2024 and December 31, 2023 are as follows:

(In thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit:
Unused lines of credit	$69,949	$63,435
Undisbursed construction loans	2,550	2,607
Home equity lines of credit	26,393	26,488
	$98,892	$92,530
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $276,000 and $271,000 as of March 31, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other liabilities.
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
Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 5%. However, regardless of a financial institution’s ratios, the OCC may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conversation buffer of 2.5% has been included in the minimum capital adequacy ratios as of March 31, 2024.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company and Bank’s regulatory capital amounts and ratios at March 31, 2024 and December 31, 2023 are summarized as follows:

		March 31, 2024				December 31, 2023
		Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual		$86,996	9.95%	$98,464	11.26%	$89,727	10.00%	$100,683	11.22%
To be Well Capitalized	(1)	—	—	87,418	10.00%	—	—	89,732	10.00%
For capital adequacy with Capital Buffer	(2)	—	—	91,789	10.50%	—	—	94,218	10.50%
For capital adequacy		69,955	8.00%	69,935	8.00%	71,788	8.00%	71,785	8.00%

Tier 1 Capital (to risk weighted assets):
Actual		69,440	7.94%	90,908	10.40%	73,282	8.17%	94,238	10.50%
To be Well Capitalized	(1)	—	—	69,935	8.00%	—	—	71,785	8.00%
For capital adequacy with Capital Buffer	(2)	—	—	74,306	8.50%	—	—	76,272	8.50%
For capital adequacy		52,466	6.00%	52,451	6.00%	53,841	6.00%	53,839	6.00%

Common Equity Tier 1 Capital (to risk weighted assets):
Actual		61,440	7.03%	90,908	10.40%	65,282	7.27%	94,238	10.50%
To be Well Capitalized	(1)	—	—	56,822	6.50%	—	—	58,325	6.50%
For capital adequacy with Capital Buffer	(2)	—	—	61,193	7.00%	—	—	62,812	7.00%
For capital adequacy		39,350	4.50%	39,338	4.50%	40,381	4.50%	40,379	4.50%

Tier 1 Leverage Capital (to average assets):
Actual		69,440	6.53%	90,908	8.55%	73,282	6.76%	94,238	8.70%
To be Well Capitalized	(1)	—	—	53,146	5.00%	—	—	54,170	5.00%
For capital adequacy		42,524	4.00%	42,517	4.00%	43,339	4.00%	43,336	4.00%
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both March 31, 2024 and December 31, 2023 due to its short-term nature.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of March 31, 2024 and December 31, 2023:

(In thousands)		March 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,409	$2,409	$2,195	$2,195
Interest-bearing deposits due from banks	Level 1	61,580	61,580	50,322	50,322
Restricted cash	Level 1	28,786	28,786	14,019	14,019
Available-for-sale securities	Level 2	77,406	77,406	78,925	78,925
Available-for-sale securities	Level 3	10,189	10,189	10,262	10,262
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,200	2,200	2,090	2,090
Federal Home Loan Bank stock	Level 2	2,652	2,652	4,202	4,202
Loans receivable, net	Level 3	796,546	769,789	832,934	812,856
Loans held for sale	Level 2	14,112	14,200	20,767	21,557
SBA servicing assets	Level 3	902	988	857	932
Other real estate owned	Level 2	2,843	2,843	2,843	2,843
Accrued interest receivable	Level 2	6,610	6,610	7,219	7,219
Interest rate swap receivable	Level 2	97	97	74	74

Financial assets, total		$1,010,782	$984,199	$1,031,159	$1,011,946

Financial Liabilities:
Demand deposits	Level 2	$109,265	$109,265	$110,056	$110,056
Negotiable order of withdrawal accounts	Level 2	29,460	29,460	33,035	33,035
Savings deposits	Level 2	39,378	39,378	44,104	44,104
Interest bearing DDA	Level 2	183,084	183,084	171,577	171,577
Money market deposits	Level 2	184,653	184,653	200,280	200,280
Time deposits	Level 2	246,312	245,493	240,733	239,655
Brokered deposits	Level 1	67,572	65,085	40,526	40,453
FHLB, FRB and correspondent bank borrowings	Level 2	131,000	130,510	171,000	170,171
Senior notes	Level 2	11,757	11,364	11,723	11,397
Subordinated debt	Level 2	9,876	9,910	9,869	10,102
Junior subordinated debt owed to unconsolidated trust	Level 2	8,139	8,139	8,137	8,137
Note payable	Level 3	323	314	376	362
Accrued interest payable	Level 2	1,791	1,791	1,235	1,235
Interest rate swap liability	Level 2	97	97	74	74

Financial liabilities, total		$1,022,707	$1,018,543	$1,042,725	$1,040,638
The carrying amount of cash and noninterest bearing balances due from banks, restricted cash, interest-bearing deposits due from banks, and demand deposits approximates fair value, due to the short-term nature and high turnover of these balances. These amounts are included in the table above for informational purposes.

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
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of March 31, 2024 and December 31, 2023:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2024:
U. S. Government agency and mortgage-backed securities	$—	$65,480	$—	$65,480
Corporate bonds	—	3,500	10,189	13,689
Subordinated notes	—	4,245	—	4,245
SBA loan pools	—	3,703	—	3,703
Municipal bonds	—	478	—	478
Available-for-sale securities	$—	$77,406	$10,189	$87,595

Interest rate swap receivable	$—	$97	$—	$97

Interest rate swap liability	$—	$97	$—	$97

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$—	$65,671	$—	$65,671
Corporate bonds	—	3,504	10,262	13,766
Subordinated notes	—	4,227	—	4,227
SBA loan pools	—	5,037	—	5,037
Municipal bonds	—	486	—	486
Available-for-sale securities	$—	$78,925	$10,262	$89,187

Interest rate swap receivable	$—	$74	$—	$74

Interest rate swap liability	$—	$74	$—	$74
Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.
As of March 31, 2024 and December 31, 2023, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three months ended March 31, 2024 and 2023, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The reconciliation of the beginning and ending balances during the three months ended March 31, 2024 and 2023 for Level 3 available-for-sale securities is as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Level 3 fair value, beginning of period	$10,262	$9,427
Purchases	—	—
Realized gain (loss)	—	—
Unrealized gain (loss)	(73)	778
Transfers in and /or out of Level 3	—	—
Level 3 fair value, end of period	$10,189	$10,205
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2024:
Individually evaluated loans, net	$19,169	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	988	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2023:
Impaired loans, net	$12,928	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	932	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
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
The estimated fair value amounts have been measured as of March 31, 2024 and December 31, 2023, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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
Note 13.    Subsequent Events
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
(16)changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for c losses;
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
(25)our compensation expense associated with equity allocated or awarded to our employees; and
(26)the premiums paid for the guaranteed portion of SBA loans by third party investors.

The risks and uncertainties included here are not exhaustive. In addition to those included herein further information concerning our business, including additional factors that could materially affect our financial results, is included in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Further, it is not possible to assess the effect of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Critical Accounting Policies
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for loan and lease losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, the impairment of goodwill, the valuation of derivatives, and the valuation of servicing assets as certain of the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the 2023 Form 10-K for additional information.
Summary
The Company reported net loss of $299,000 ($0.08 basic and diluted loss per share) for the quarter ended March 31, 2024, compared to a net loss of $699,000 ($(0.18) basic and diluted loss per share) for the quarter ended March 31, 2023.
During the first quarter of 2024, net interest income declined $2.6 million, compared to the first quarter of 2023 due to an intentional decline in loan balances and higher deposit and wholesale funding costs associated with higher market interest rates. The Bank reported a decrease in loans of $38.5 million in the first quarter of 2024, from $848.9 million at December 31, 2023 to $810.3 million at March 31, 2024. The Company has continued the trend of restricting loan growth and allowing loans to pay down as the balance sheet is reduced in order to strengthen capital ratios.

FINANCIAL CONDITION
Total assets decreased $20.2 million to $1.07 billion as of March 31, 2024, compared to $1.09 billion at December 31, 2023, primarily due to the decline in loans receivable of $38.5 million as of March 31, 2024.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash increased from $66.5 million at December 31, 2023 to $92.8 million at March 31, 2024. The increase in three months ended March 31, 2024 reflects the intention to boost balance sheet liquidity.

Investments
The following table is a summary of the Company’s investment securities portfolio, at fair value, at the dates shown:

	March 31,	December 31,	Increase /(Decrease)
(In thousands)	2024	2023	($)	(%)

U. S. Government agency and mortgage-backed securities	$65,480	$65,671	$(191)	-0.29%
Corporate bonds	13,689	13,766	(77)	-0.56%
Subordinated notes	4,245	4,227	18	0.43%
SBA loan pools	3,703	5,037	(1,334)	-26.48%
Municipal bonds	478	486	(8)	-1.65%
Total available-for-sale securities, at fair value	87,595	89,187	(1,592)	-1.79%

Other investments, at cost	4,450	4,450	—	—%

Total investment securities	$92,045	$93,637	$(1,592)	-1.70%
Total investments decreased by $1.6 million, from $93.6 million at December 31, 2023 to $92.0 million at March 31, 2024. The decrease in the three months ended March 31, 2024 was primarily attributable to sale and repayment of available-for-sale securities totaling $3.3 million, which was partially offset by an increase in purchase of available-for-sale securities of $2.3 million. During the three months ended March 31, 2024, the Bank sold available-for-sale securities of $2.3 million and recognized a net loss of $24,000.
Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of March 31, 2024, and December 31, 2023:

(In thousands)	March 31, 2024		December 31, 2023
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$462,547	57.08%	$472,093	55.62%
Residential Real Estate	102,881	12.70%	106,783	12.58%
Commercial and Industrial	148,420	18.32%	163,565	19.27%
Consumer and Other	89,772	11.08%	99,688	11.74%
Construction	4,239	0.52%	4,266	0.50%
Construction to permanent - CRE	2,464	0.30%	2,464	0.29%
Loans receivable, gross	810,323	100.00%	848,859	100.00%
Allowance for credit losses	(13,777)		(15,925)
Loans receivable, net	$796,546		$832,934
The Company’s loan portfolio decreased $38.5 million, from $848.9 million at December 31, 2023 to $810.3 million at March 31, 2024. The Company has continued the trend of restricting loan growth and allowing loans to pay down as the balance sheet is reduced in order to strengthen capital ratios.
SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of March 31, 2024 and December 31, 2023, SBA loans included in the commercial and industrial loans were $16.7 million and $17.1 million, respectively. SBA loans included in the commercial real estate loans were $18.4 million and $12.9 million, respectively.

At March 31, 2024, the net loan to deposit ratio was 92.7% and the net loan to total assets ratio was 74.2%. At December 31, 2023, these ratios were 99.1% and 76.2%, respectively.
Allowance for Credit Losses
The allowance for credit losses on loans was $13.8 million as of March 31, 2024, compared to allowance for credit losses of $15.9 million as of December 31, 2023. The decrease in allowance was mainly due to reduction in loan balances and the recognition of charge-offs on the unsecured consumer loan portfolio. Based upon the overall assessment and evaluation of the loan portfolio at March 31, 2024, management believes $13.8 million in the allowance for credit losses, which represented 1.70% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.
The following table provides detail of activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023

Balance at beginning of the period	$15,925	$10,310
Charge-offs:
Commercial Real Estate	(158)	—
Residential Real Estate	(21)	—
Commercial and Industrial	(410)	(2)
Consumer and Other	(2,523)	(1,796)
Total charge-offs	(3,112)	(1,798)
Recoveries:
Commercial and Industrial	6	7
Consumer and Other	305	173
Total recoveries	311	180

Net charge-offs	(2,801)	(1,618)

Impact of CECL adoption	—	13,001
Provision for credit losses	653	3,087
Balance at end of the period	$13,777	$24,780

Ratios:
Net charge-offs to average loans	(0.33)%	(0.19)%
Allowance for credit losses to total loans	1.70%	2.82%

The following table provides an allocation of allowance for credit losses by portfolio segment:

(In thousands)	March 31, 2024		December 31, 2023
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for credit losses	Percent of loans in each category to total loans
Commercial Real Estate	$5,620	57.08%	$6,089	55.62%
Residential Real Estate	671	12.70%	607	12.58%
Commercial and Industrial	1,199	18.32%	1,269	19.27%
Consumer and Other	6,280	11.08%	7,843	11.74%
Construction	7	0.52%	4	0.50%
Construction to permanent - CRE	—	0.30%	113	0.29%
Total Allowance for credit losses	$13,777	100.00%	$15,925	100.00%
Non-performing Assets
The following table presents non-performing assets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Non-accruing loans:
Commercial Real Estate	$12,462	$12,775
Commercial and Industrial	3,003	3,921
Consumer and Other	721	977
Construction	429	454
Construction to Permanent - CRE	2,464	—
Total non-accruing loans	19,079	18,127

Loans past due over 90 days and still accruing	479	341
Other real estate owned	$2,843	$2,843
Total nonperforming assets	$22,401	$21,311

Nonperforming assets to total assets	2.09%	1.95%
Nonperforming loans to total loans, net	2.46%	2.22%
As of March 31, 2024, the $19.1 million of non-accrual loans were individually evaluated for impairment, and a specific reserve of $3.3 million was established for them. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
Loans held for sale
SBA loans held for sale totaled $1.3 million and $9.9 million as of March 31, 2024 and December 31, 2023, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at March 31, 2024 consisted of $1.3 million SBA commercial real estate loans. SBA loans held for sale at December 31, 2023, consisted of $3.5 million SBA commercial and industrial loans and $6.4 million SBA commercial real estate loans, respectively.
As of March 31, 2024, the credit card loans held for sale from Digital Payments division totaled $12.8 million. The credit card loans expected to be held for no longer than three days before being sold. The credit card receivable are fully cash-secured by deposits at Patriot. The credit card loans are sold to the third party as a whole loan sale transaction, priced at Par, thus there is no servicing asset or gain or loss on sale.

Deferred Taxes
Deferred tax assets were $24.2 million and $24.1 million at March 31, 2024 and December 31, 2023, respectively. Deferred tax assets consist predominately of state net operating losses, capitalized costs and allowances for credit losses.
The effective tax provision rate for the three months ended March 31, 2024 was 28.3%, compared to the effective tax benefit rate of (26.9)% for the three months ended March 31, 2023. The Company’s effective rates for both periods was affected by state taxes and non-deductible expenses.
Patriot anticipates utilizing the state net operating loss carry forwards to reduce income taxes otherwise payable on future years taxable income.
Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and state net operating loss carry-forwards that do not begin to expire until the year of 2030. No valuation allowance was recorded as of March 31, 2024 and December 31, 2023. The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will not be realized, the valuation allowance will be adjusted.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	March 31,	December 31,	Increase/(Decrease)
	2024	2023	$	%
Non-interest bearing:
Non-interest bearing	$92,814	$95,109	$(2,295)	(2.41)%
Non-interest bearing DDA- Digital Payments	16,451	14,947	1,504	10.06%
Total non-interest bearing	109,265	110,056	(791)	(0.72)%

Interest bearing:
Negotiable order of withdrawal accounts (NOW)	29,460	33,035	(3,575)	(10.82)%
Savings	39,378	44,104	(4,726)	(10.72)%
Interest bearing DDA	183,084	171,577	11,507	6.71%
Money market	153,243	166,294	(13,051)	(7.85)%
Money market - Digital Payments	31,410	33,986	(2,576)	(7.58)%
Certificates of deposit, less than $250,000	172,386	175,988	(3,602)	(2.05)%
Certificates of deposit, $250,000 or greater	73,926	64,745	9,181	14.18%
Brokered deposits	67,572	40,526	27,046	66.74%
Total Interest bearing	750,459	730,255	20,204	2.77%

Total Deposits	$859,724	$840,311	$19,413	2.31%

Total Digital Payments deposits	$206,214	$213,383	$(7,169)	(3.36)%

Total retail bank deposits	$392,916	$394,819	$(1,903)	(0.48)%

Total uninsured deposits	266,035	334,300	(68,265)	(20.42)%
Uninsured deposits to total deposits	30.94%	39.78%
Uninsured deposits to total deposits excluding Digital Payments deposits	17.62%	20.06%

Borrowings
Total borrowings were $161.1 million and $201.1 million as of March 31, 2024 and December 31, 2023, respectively. Borrowings consist primarily of FHLB advances, an FRB borrowing, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
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
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. Outstanding advances from the FHLB-B decreased from $101.0 million at December 31, 2023 to $61.0 million at March 31, 2024.

At March 31, 2024, the FHLB-B advances bore fixed rates of interest ranging from 2.40% to 5.52% with remaining maturities ranging from 1 day to 5 months, and have a weighted average interest rate of 4.01%.
At March 31, 2024, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $248.8 million. Remaining unused borrowing capacity under this line totaled $98.1 million at March 31, 2024.
In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three months ended March 31, 2024 and 2023, no funds had been borrowed under the line of credit.
Interest expense incurred for the three months ended March 31, 2024 and March 31, 2023 were $359,000 and $1.4 million, respectively.
Correspondent Bank - Line of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $22.0 million at both March 31, 2024 and December 31, 2023. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.
There was no outstanding balance under the agreements at March 31, 2024 and December 31, 2023. Interest expense incurred for the three months ended March 31, 2024 and March 31, 2023 was $2,000 and $63,000, respectively.
Other Borrowing
The Federal Reserve Bank of New York (“FRBNY”) accepts loan pledges from qualifying depository institutions to secure borrowings from the Discount Window. Patriot has pledged eligible loans as collateral to support its borrowing capacity at the FRBNY. As of March 31, 2024, the book value of the pledged loans totaled $15.1 million, with a collateral value of $11.4 million. No funds were borrowed from the Discount Window under the FRBNY's Borrower-in-Custody ('BIC") program and no interest expense was incurred for the three months ended March 31, 2024 and March 31, 2023.
In July 2023, the Bank established a collateralized funding line of $73.8 million at par value under the Federal Reserve's temporary Bank Term Funding Program ("BTFP"). The program provided additional funding to eligible depository institutions, assuring they can meet the needs of all their depositors. The program served as an additional source of liquidity against high-quality securities, eliminating the need of an institution to quickly sell those securities in times of stress. The line allowed for a fixed rate borrowing at market rates, for up to one year, with repayment permitted at any time without penalty. The BTFP ceased allowing any new advances after March 11, 2024. As of March 31, 2024, the collateral value of the pledged securities was $70.5 million. Patriot borrowed a total of $70.0 million under the BTFP. Interest expense incurred for the three months ended March 31, 2024 was $853,000. No Interest expense was incurred for the three months ended March 31, 2023.
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
On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate senior notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the 2022 Senior Notes, the Company incurred $360,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. At March 31, 2024 and December 31, 2023, $243,000 and $277,000 of unamortized debt issuance costs were deducted from the face amount of the 2022 Subordinated Notes included in the Consolidated Balance Sheet, respectively.

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
For the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $290,000 and $290,000, respectively.
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
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At March 31, 2024 and December 31, 2023, $124,000 and $131,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheet, respectively.
For the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $227,000 and $163,000, respectively.
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
Trust preferred securities currently qualify for up to 25% of the Company’s Tier 1 Capital, with the excess qualifying as Tier 2 Capital.
The junior subordinated debentures are unsecured obligations of the Company. The debentures are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. In addition to its obligations under the junior subordinated debentures and in conjunction with the Trust, the Company issued an unconditional guarantee of the trust preferred securities.
The junior subordinated debentures bear interest at three-month SOFR plus 3.15% and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of March 31, 2024 and December 31, 2023, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $109,000 and $111,000, respectively, and accrued interest on the junior subordinated debentures was $12,000 and $12,000, respectively.

For the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $179,000 and $163,000, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of March 31, 2024 and December 31, 2023, the note had a balance outstanding of $323,000 and $376,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.
For the three months ended March 31, 2024 and 2023, the Company recognized interest expense of $1,000 and $2,000, respectively.
Derivatives
As of March 31, 2024, Patriot has two interest rate swaps (“swaps”). One swaps is with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other swaps is with an outside third party. The customer interest rate swaps is matched in offsetting terms to the third party interest rate swaps. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three months ended March 31, 2024 and 2023.
Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.
Equity
Equity decreased $746,000, from $44.4 million at December 31, 2023 to $43.6 million at March 31, 2024, primarily due to a net loss of $299,000 for the three months ended March 31, 2024, and a net unrealized holding loss for investment portfolio of $471,000.
Off-Balance Sheet Commitments
The Company’s off-balance sheet commitments primarily consist of commitments to lend of $98.9 million and $92.5 million as of March 31, 2024 and December 31, 2023, respectively.

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended March 31, 2024 and 2023:

(In thousands)	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$841,077	$12,648	6.03%	$860,291	$12,550	5.92%
Investments	97,012	732	3.02%	99,699	815	3.27%
Cash equivalents and other	46,736	621	5.33%	27,613	281	4.13%

Total interest earning assets	984,825	14,001	5.70%	987,603	13,646	5.60%

Cash and due from banks	2,679			5,381
Allowance for credit losses	(14,755)			(22,677)
OREO	2,843			—
Other assets	69,798			70,509

Total Assets	$1,045,390			$1,040,816

Liabilities
Interest bearing liabilities:
Deposits	$746,101	$6,686	3.59%	$624,427	$3,579	2.32%
Borrowings	112,073	1,214	4.34%	137,000	1,436	4.25%
Senior notes	11,735	290	9.88%	11,620	290	9.98%
Subordinated debt	18,009	406	9.04%	17,971	326	7.36%
Note Payable	339	1	1.18%	549	2	1.48%

Total interest bearing liabilities	888,257	8,597	3.88%	791,567	5,633	2.89%

Demand deposits	105,812			191,012
Other liabilities	6,551			8,454

Total Liabilities	1,000,620			991,033

Shareholders' equity	44,770			49,783

Total Liabilities and Shareholders' Equity	$1,045,390			$1,040,816

Net interest income		$5,404			$8,013

Interest margin			2.20%			3.29%
Interest spread			1.82%			2.71%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024 compared to 2023
(In thousands)	Increase/(Decrease)
	Volume	Rate	Total
Interest Earning Assets:
Loans	$1,314	$(1,216)	$98
Investments	(55)	(28)	(83)
Cash equivalents and other	198	142	340

Total interest earning assets	1,457	(1,102)	355

Interest bearing liabilities:
Deposit	1,529	1,578	3,107
Borrowings	(244)	22	(222)
Senior notes	3	(3)	—
Subordinated debt	—	80	80
Note payable and other	(1)	—	(1)

Total interest bearing liabilities	1,287	1,677	2,964

Increase (decrease) in net interest income	$170	$(2,779)	$(2,609)

Results of Operations
For the three months ended March 31, 2024, interest income and dividend income was $14.0 million, which increased $355,000 as compared to $13.6 million for the quarter ended March 31, 2023. Total interest expense was $8.6 million for the three months ended March 31, 2024, which increased $3.0 million as compared to $5.6 million for the three months ended March 31, 2023. Net interest income decreased $2.6 million from $8.0 million for the three months ended March 31, 2023 to $5.4 million for the three months ended March 31, 2024. The decline in 2024 reflects a lower loan balance and narrower net interest margin due to higher deposit costs.
The net interest margin was 2.20% for the three months ended March 31, 2024, compared with 3.29% for the three months ended March 31, 2023. The decline in interest margins was primarily associated with an increase in the cost of deposits and other borrowings due to the significant rise in market interest rates, only partially mitigated by the rise in variable rate interest earning assets. The decline in net interest margin also reflected the lowering of loan balances during a period of rising interest rates.
Provision for Credit Losses
Provision for credit losses for the three months ended March 31, 2024, amounted to $658,000. This encompassed a provision for credit losses on loans of $653,000 and a provision for credit losses on unfunded commitments of $5,000. For the three months ended March 31, 2023, a credit loss provision of $3.1 million, and a $867,000 credit of reserve for the off-balance-sheet exposure were recorded.
Non-interest income
Non-interest income for the three months ended March 31, 2024 was $2.25 million, compared to $835,000 for the three months ended March 31, 2023. The increase was primarily attributable to higher non-interest income from the Bank's Digital Payments division.

Non-interest expense
Non-interest expense for the three months ended March 31, 2024 decreased to $7.2 million, compared to $7.6 million for the three months ended March 31, 2023.
Provision for income taxes
The Company reported a provision for income taxes of $66,000 for the three months ended March 31, 2024, compared to a benefit for income taxes of $257,000 for the three months ended March 31, 2023.

Liquidity
The Company’s balance sheet liquidity was 9.4% of total assets at March 31, 2024, compared to 8.7% at December 31, 2023. Liquidity including readily available off-balance sheet funding sources was 21.9% of total assets at March 31, 2024, compared to 18.6% at December 31, 2023. The readily available liquidity ratio remained well above the Company's 10% policy minimum.
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

Capital
The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
	Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$86,996	9.95%	$98,464	11.26%	$89,727	10.00%	$100,683	11.22%
Tier 1 Capital (to risk weighted assets)	69,440	7.94%	90,908	10.40%	73,282	8.17%	94,238	10.50%
Common Equity Tier 1 Capital (to risk weighted assets)	61,440	7.03%	90,908	10.40%	65,282	7.27%	94,238	10.50%
Tier 1 Leverage Capital (to average assets)	69,440	6.53%	90,908	8.55%	73,282	6.76%	94,238	8.70%
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

	Net Portfolio Value - Performance Summary
(In thousands)	As of March 31, 2024			As of December 31, 2023
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$100,217	$(12,205)	(10.86)%	$107,524	$(5,779)	(5.10)%
+100	107,926	(4,496)	(4.00)%	112,036	(1,267)	(1.12)%
BASE	112,422	—	—	113,303	—	—
-100	116,882	4,460	3.97%	114,032	729	0.64%
-200	113,892	1,470	1.31%	106,718	(6,585)	(5.81)%

	Net Interest Income - Performance Summary
(In thousands)	March 31, 2024			December 31, 2023
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$29,258	$(1,965)	(6.29)%	$34,529	$483	1.42%
+100	30,396	(827)	(2.65)%	34,425	379	1.11%
BASE	31,223	—	—	34,046	—	—
-100	32,481	1,258	4.03%	34,120	74	0.22%
-200	33,622	2,399	7.68%	34,595	549	1.61%

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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Date: May 15, 2024	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer

	By:	/s/ David Lowery
David Lowery
President and Chief Executive Officer