Form 10-Q
period 2024-06-30
PATRIOT NATIONAL BANCORP INC
filed 2024-08-09
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of August 9, 2024, there were 3,976,073 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,514	$2,195
Interest bearing deposits	91,097	50,322
Restricted cash	41	14,019
Total cash, cash equivalents and restricted cash	93,652	66,536
Investment securities:
Available-for-sale securities, at fair value	86,667	89,187
Other investments, at cost	4,450	4,450
Total investment securities	91,117	93,637

Federal Reserve Bank (FRB) stock, at cost	2,193	2,090
Federal Home Loan Bank (FHLB) stock, at cost	3,571	4,202
Loans receivable (net of allowance for credit losses: 2024: $(14,989) and 2023: $(15,925))	761,313	832,934
Loans held for sale	14,092	20,767
Accrued interest and dividends receivable	6,452	7,219
Premises and equipment, net	29,338	29,875
Other real estate owned	2,843	2,843
Deferred tax asset	25,104	24,134
Core deposit intangible, net	179	203
Other assets	9,158	8,985
Total assets	$1,039,012	$1,093,425

Liabilities
Deposits:
Noninterest bearing deposits	$93,736	$110,056
Interest bearing deposits	707,166	730,255
Total deposits	800,902	840,311

FHLB, FRB and correspondent bank borrowings	156,900	171,000
Senior notes, net	11,792	11,723
Subordinated debt, net	9,883	9,869
Junior subordinated debt owed to unconsolidated trust, net	8,142	8,137
Note payable	270	376
Advances from borrowers for taxes and insurance	2,768	1,164
Accrued expenses and other liabilities	7,828	6,462
Total liabilities	998,485	1,049,042

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of June 30, 2024: 4,049,814 shares issued; 3,976,073 shares outstanding; As of December 31, 2023: 4,049,814 shares issued; 3,976,073 shares outstanding.	106,735	106,670
Accumulated deficit	(50,406)	(47,026)
Accumulated other comprehensive loss	(15,802)	(15,261)
Total shareholders' equity	40,527	44,383
Total liabilities and shareholders' equity	$1,039,012	$1,093,425
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$11,993	$14,052	$24,641	$26,602
Interest on investment securities	632	687	1,293	1,367
Dividends on investment securities	78	171	149	306
Other interest income	514	399	1,135	680
Total interest and dividend income	13,217	15,309	27,218	28,955

Interest Expense
Interest on deposits	6,285	5,248	12,971	8,827
Interest on FHLB, FRB and correspondent bank borrowings	1,214	1,723	2,428	3,159
Interest on senior debt	289	289	579	579
Interest on subordinated debt	404	333	810	659
Interest on note payable	2	3	3	5
Total interest expense	8,194	7,596	16,791	13,229

Net interest income	5,023	7,713	10,427	15,726

Provision for credit losses	3,092	1,325	3,750	3,545

Net interest income after provision for credit losses	1,931	6,388	6,677	12,181

Non-interest Income
Loan application, inspection and processing fees	90	121	292	244
Deposit fees and service charges	239	74	320	142
Gains on sales of loans	54	85	321	166
Rental income	130	105	151	224
(Loss) gain on sale of investment securities, net	—	—	(24)	24
Digital Payments income	1,212	405	2,176	766
Other income	338	39	1,074	98
Total non-interest income	2,063	829	4,310	1,664

Non-interest Expense
Salaries and benefits	4,623	4,661	8,779	8,928
Occupancy and equipment expense	862	839	1,679	1,723
Data processing expense	336	316	660	610
Professional and other outside services	737	727	1,578	1,641
Project expenses, net	—	66	—	93
Advertising and promotional expense	88	77	134	162
Loan administration and processing expense	52	103	60	154
Regulatory assessments	285	317	504	499
Insurance expense, net	73	68	149	145
Communications, stationary and supplies	220	241	369	432
Other operating expense	723	648	1,313	1,260
Total non-interest expense	7,999	8,063	15,225	15,647

Loss before income taxes	(4,005)	(846)	(4,238)	(1,802)

Benefit for income taxes	(924)	(231)	(858)	(488)

Net loss	$(3,081)	$(615)	$(3,380)	$(1,314)

Basic loss per share	$(0.77)	$(0.16)	$(0.85)	$(0.33)
Diluted loss per share	$(0.77)	$(0.16)	$(0.85)	$(0.33)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(3,081)	$(615)	$(3,380)	$(1,314)
Other comprehensive loss

Unrealized holding loss on securities	(29)	(2,211)	(629)	(507)
Income tax effect	8	570	168	131
Reclassification for realized loss (gain) on sale of investment securities	—	—	24	(24)
Income tax effect	—	—	(6)	6
Impact of update to effective tax rate	(49)	—	(98)	—
Total other comprehensive loss	(70)	(1,641)	(541)	(394)

Comprehensive loss	$(3,151)	$(2,256)	$(3,921)	$(1,708)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2024
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at March 31, 2024	3,976,073	$106,694	$(47,325)	$(15,732)	$43,637
Comprehensive loss:
Net loss	—	—	(3,081)	—	(3,081)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(70)	(70)
Total comprehensive loss	—	—	(3,081)	(70)	(3,151)
Share-based compensation expense	—	41	—	—	41
Balance at June 30, 2024	3,976,073	$106,735	$(50,406)	$(15,802)	$40,527

	Three Months Ended June 30, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at March 31, 2023	3,965,186	$106,588	$(43,546)	$(14,398)	$48,644
Comprehensive loss:
Net loss	—	—	(615)	—	(615)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(1,641)	(1,641)

Total comprehensive loss	—	—	(615)	(1,641)	(2,256)
Share-based compensation expense	—	23	—	—	23
Balance at June 30, 2023	3,965,186	$106,611	$(44,161)	$(16,039)	$46,411

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Six Months Ended June 30, 2024
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2024	3,976,073	$106,670	$(47,026)	$(15,261)	$44,383
Comprehensive loss:
Net loss	—	—	(3,380)	—	(3,380)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(541)	(541)
Total comprehensive loss	—	—	(3,380)	(541)	(3,921)
Share-based compensation expense	—	65	—	—	65
Balance at June 30, 2024	3,976,073	$106,735	$(50,406)	$(15,802)	$40,527

	Six Months Ended June 30, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2023	3,965,186	$106,565	$(31,337)	$(15,645)	$59,583
Transition adjustment related to adoption of ASC326, net of tax	—	—	(11,510)	—	(11,510)
Comprehensive loss:
Net loss	—	—	(1,314)	—	(1,314)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(394)	(394)
Total comprehensive loss	—	—	(1,314)	(394)	(1,708)
Share-based compensation expense	—	46	—	—	46
Balance at June 30, 2023	3,965,186	$106,611	$(44,161)	$(16,039)	$46,411
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(3,380)	$(1,314)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of investment premiums and discounts, net	(68)	(52)
Amortization and accretion of purchase loan premiums and discounts, net	76	1,227
Amortization of debt issuance costs	88	87
Amortization of core deposit intangible	24	23
Amortization of servicing assets of sold SBA loans	140	62
Provision for credit losses	3,750	3,545
Depreciation and amortization	557	615
Loss (gain) on sales of available-for-sale securities	24	(24)
Gain on sale of premises and equipment	(3)	—
Share-based compensation	65	46
Increase in deferred income taxes, net	(906)	(494)
Originations of loans held for sale, net	(274,325)	(3,578)
Proceeds from sale of loans held for sale	280,134	3,095
Gains on sale of loans held for sale, net	(321)	(166)
Changes in assets and liabilities:
Decrease (increase) in accrued interest and dividends receivable	767	(361)
(Increase) decrease in other assets	(260)	1,984
Increase (decrease) in accrued expenses and other liabilities	1,484	(899)
Net cash provided by operating activities	7,846	3,796

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	2,281	1,780
Principal repayments on available-for-sale securities	1,997	2,153
Purchases of available-for-sale securities	(2,319)	(10,415)
(Purchases) Redemptions of FRB stock	(103)	104
Redemptions (purchases) of FHLB stock	631	(4,198)
Origination of loans receivable	(23,081)	(132,611)
Purchases of loans receivable	(86)	(16,443)
Payments received on loans receivable	92,039	61,343
Purchases of premises and equipment	(91)	(230)
Proceeds from sale of premises and equipment	13	—
Net cash provided by (used in) investing activities	71,281	(98,517)

Cash Flows from Financing Activities:
(Decrease) increase in deposits, net	(39,409)	2,933
(Decrease) increase in FHLB, FRB and correspondent bank borrowings	(14,100)	122,000
Principal repayments of note payable	(106)	(104)
Increase in advances from borrowers for taxes and insurance	1,604	2,208
Net cash (used in) provided by financing activities	(52,011)	127,037

Net increase in cash, cash equivalents and restricted cash	27,116	32,316

Cash, cash equivalents and restricted cash at beginning of period	66,536	38,493

Cash, cash equivalents and restricted cash at end of period	$93,652	$70,809

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Six Months Ended June 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,832	$12,609
Cash paid for income taxes	$500	$44

Non-cash transactions:
Net change in unrealized loss on available-for-sale securities	$541	$394

Transfers of loans held for sale to loans receivable	$5,526	$—

Transfers of loans receivable to loans held for sale	$(4,339)	$—

Capitalized servicing assets	$74	$58

Operating lease right-of-use assets / liabilities	$138	$16

Decrease in interest rate swaps	$21	$41

Increase in other assets for premises and equipment	$71	$—

Expected credit loss for loans - ASC 326 adoption	$—	$13,001
Expected credit loss for unfunded loan commitments - ASC 326 adoption	$—	$2,737
Deferred tax assets - ASC 326 adoption	$—	$(4,228)
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
The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for the allowance for credit losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, the valuation of derivatives, and the valuation of servicing assets as certain of the Company’s more significant accounting policies and estimates, in that they are critical to the presentation of the Company’s consolidated financial condition and results of operations. As they concern matters that are inherently uncertain, these estimates require management to make subjective and complex judgments in the preparation of the Company’s Consolidated Financial Statements.
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the remainder of 2024.
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

Note 3.    Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at June 30, 2024 and December 31, 2023 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2024:
U. S. Government agency and mortgage-backed securities	$79,854	$—	$(15,567)	$64,287
Corporate bonds	17,996	—	(4,113)	13,883
Subordinated notes	5,000	—	(673)	4,327
SBA loan pools	4,733	—	(1,030)	3,703
Municipal bonds	558	—	(91)	467
Total available-for-sale securities	$108,141	$—	$(21,474)	$86,667

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$80,500	$—	$(14,829)	$65,671
Corporate bonds	17,995	—	(4,229)	13,766
Subordinated notes	5,000	—	(773)	4,227
SBA loan pools	6,002	—	(965)	5,037
Municipal bonds	559	—	(73)	486
Total available-for-sale securities	$110,056	$—	$(20,869)	$89,187

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of June 30, 2024 and December 31, 2023:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
June 30, 2024:
U. S. Government agency and mortgage-backed securities	$4,236	$(132)	$60,051	$(15,435)	$64,287	$(15,567)
Corporate bonds	—	—	13,883	(4,113)	13,883	(4,113)
Subordinated notes	—	—	4,327	(673)	4,327	(673)
SBA loan pools	—	—	3,703	(1,030)	3,703	(1,030)
Municipal bonds	—	—	467	(91)	467	(91)
Total available-for-sale securities	$4,236	$(132)	$82,431	$(21,342)	$86,667	$(21,474)

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$9,984	$(286)	$55,687	$(14,543)	$65,671	$(14,829)
Corporate bonds	—	—	13,766	(4,229)	13,766	(4,229)
Subordinated notes	—	—	4,227	(773)	4,227	(773)
SBA loan pools	—	—	5,037	(965)	5,037	(965)
Municipal bonds	—	—	486	(73)	486	(73)
Total available-for-sale securities	$9,984	$(286)	$79,203	$(20,583)	$89,187	$(20,869)

As of June 30, 2024 and December 31, 2023, forty-nine of forty-nine and fifty of fifty available-for-sale securities had unrealized losses with an aggregate decline of (19.9)% and (19.0)% from the amortized cost of those securities, respectively.
At June 30, 2024, no allowance for credit losses has been recognized on available for sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available for sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of June 30, 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities at June 30, 2024. All debt securities in an unrealized loss position as of June 30, 2024 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2024 and December 31, 2023, available-for-sale securities of $63.9 million and $68.5 million, respectively, were pledged to the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the FHLB and FRB.
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of June 30, 2024 and December 31, 2023. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
June 30, 2024:
Corporate bonds	$2,000	$15,996	$—	$17,996	$1,957	$11,926	$—	$13,883
Subordinated notes	3,000	2,000	—	5,000	2,550	1,777	—	4,327
SBA loan pools	—	—	4,733	4,733	—	—	3,703	3,703
Municipal bonds	153	405	—	558	136	331	—	467
Available-for-sale securities with stated maturity dates	5,153	18,401	4,733	28,287	4,643	14,034	3,703	22,380
U. S. Government agency and mortgage-backed securities	—	5,184	74,670	79,854	—	4,109	60,178	64,287
Total available-for-sale securities	$5,153	$23,585	$79,403	$108,141	$4,643	$18,143	$63,881	$86,667

December 31, 2023:
Corporate bonds	$2,000	$15,995	$—	$17,995	$1,947	$11,819	$—	$13,766
Subordinated notes	3,000	2,000	—	5,000	2,527	1,700	—	4,227
SBA loan pools	—	1,096	4,906	6,002	—	1,084	3,953	5,037
Municipal bonds	153	406	—	559	140	346	—	486
Available-for-sale securities with stated maturity dates	5,153	19,497	4,906	29,556	4,614	14,949	3,953	23,516
U. S. Government agency and mortgage-backed securities	—	5,222	75,278	80,500	—	4,237	61,434	65,671
Total available-for-sale securities	$5,153	$24,719	$80,184	$110,056	$4,614	$19,186	$65,387	$89,187

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4.    Loans Receivable and Allowance for Credit Losses
As of June 30, 2024 and December 31, 2023, loans receivable, net, consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Loan portfolio segment:
Commercial Real Estate	$458,556	$472,093
Residential Real Estate	99,419	106,783
Commercial and Industrial	134,744	163,565
Consumer and Other	77,397	99,688
Construction	3,829	4,266
Construction to Permanent - CRE	2,357	2,464
Loans receivable, gross	776,302	848,859
Allowance for credit losses	(14,989)	(15,925)
Loans receivable, net	$761,313	$832,934
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
During the three and six months ended June 30, 2024 and 2023, Patriot did not purchase any commercial real estate loans.
Residential Real Estate Loans
Patriot’s residential real estate loan portfolio consists primarily of purchased residential loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. In addition, during the second quarter of 2024 Patriot began originating mortgage loans through its mortgage origination unit based Jacksonville, Florida. During the three and six months ended June 30, 2024, Patriot purchased $38,000 and $86,000 residential real estate loans, respectively. During the three and six months ended 2023, Patriot did not purchase any residential real estate loans.

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
Patriot’s syndicated and leveraged loan portfolio totaled $5.7 million at both June 30, 2024 and December 31, 2023. The syndicated and leveraged loan is included in the commercial and industrial loan classification and is comprised of loan transaction led by a major financial institution, which is the Agent Bank or Lead Arranger, and is referred to as a syndicated loan or "Shared National Credit (SNC)". The SNC loan was determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
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
The Company has purchased unsecured consumer loans from a third party which are higher yielding loans of 2-5 year terms that are expected to incur an increased level of charge-offs. Loans outstanding under this program at June 30, 2024 and December 31, 2023 totaled $32.3 million and $48.5 million, respectively. No loans were purchased under this program for three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Bank purchased $4.3 million and $13.6 million unsecured consumer loans, respectively.
The Company does not originate any lending programs commonly referred to as subprime lending. Subprime lending generally targets borrowers with weakened credit histories that are typically characterized by payment delinquencies, previous charge-offs, judgments against the consumer, a history of bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burdened ratios.
During the three and six months ended June 30, 2024, Patriot did not purchase any home equity line of credit loans (“HELOC”). During the three and six months ended June 30, 2023, the Bank purchased HELOC loans of $1.5 million and $2.9 million, respectively.
Construction Loans
Construction loans are of a short-term nature, generally of eighteen months or less, that are secured by land and improvements intended for commercial, residential, or mixed-use development. Loan proceeds may be used for the acquisition of or improvements to the land under development and funds are generally disbursed as phases of construction are completed.
Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and financial strength of the builder, the type and location of the property, and other factors. Construction loans tend to be personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by an inability to complete construction, a downturn in the market for new construction, by a significant increase in interest rates, or by decline in general economic conditions. The construction loans outstanding at June 30, 2024 and December 31, 2023 totaled $3.8 million and $4.3 million, respectively.

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
SBA Loans
Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $31.8 million and $30.0 million as of June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024, $5.5 million SBA loans previously classified as held for sale were transferred to held for investment. No held for sale SBA loans were transferred to held for investment during the six months ended June 30, 2023.
Small Business Administration Paycheck Protection Program
Under the Paycheck Protection Program of the CARES Act, small business loans were authorized to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans. The Bank participated in the SBA’s Paycheck Protection Program in 2021. Paycheck Protection Program loans totaled $131,000 and $133,000 as of June 30, 2024 and December 31, 2023, respectively, which are included in the commercial and industrial loan classifications.

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
The Company maintains an ACL for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $235,000 at June 30, 2024 and $271,000 at December 31, 2023, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Three Months Ended June 30, 2024
Allowance for credit losses:
March 31, 2024	$5,620	$671	$1,199	$6,280	$7	$—	$—	$13,777
Charge-offs	—	—	(404)	(1,849)	—	—	—	(2,253)
Recoveries	—	—	72	260	—	—	—	332
Provisions (credits)	2,338	7	348	442	(2)	—	—	3,133	(1)
June 30, 2024	$7,958	$678	$1,215	$5,133	$5	$—	$—	$14,989

Three Months Ended June 30, 2023
Allowance for credit losses:
March 31, 2023	$9,809	$853	$1,799	$12,251	$21	$47	$—	$24,780
Charge-offs	—	—	(4)	(2,516)	(150)	—	—	(2,670)
Recoveries	—	11	9	260	—	—	—	280
Provisions (credits)	230	163	(131)	1,280	162	4	—	1,708	(2)
June 30, 2023	$10,039	$1,027	$1,673	$11,275	$33	$51	$—	$24,098
(1) The provision on credit losses included in the above table for the three months ended June 30, 2024 does not include the credit on unfunded loan commitments of $41,000.
(2) The provision on credit losses included in the above table for the three months ended June 30, 2023 does not include the credit on unfunded loan commitments of $383,000.

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Six Months Ended June 30, 2024
Allowance for credit losses:
December 31, 2023	$6,089	$607	$1,269	$7,843	$4	$113	$—	$15,925
Impact of ASC 326 Adoption	—	—	—	—	—	—	—	—
Charge-offs	(158)	(21)	(814)	(4,372)	—	—	—	(5,365)
Recoveries	—	—	78	565	—	—	—	643
Provisions (credits)	2,027	92	682	1,097	1	(113)	—	3,786	(3)
June 30, 2024	$7,958	$678	$1,215	$5,133	$5	$—	$—	$14,989

Six Months Ended June 30, 2023
Allowance for credit losses:
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
Charge-offs	—	—	(6)	(4,312)	(150)	—	—	(4,468)
Recoveries	—	11	16	433	—	—	—	460
Provisions (credits)	1,447	162	41	2,970	163	12	—	4,795	(4)
June 30, 2023	$10,039	$1,027	$1,673	$11,275	$33	$51	$—	$24,098
(3) The provision on credit losses for the six months ended June 30, 2024 does not include the credit on unfunded loan commitments of $36,000.
(4) The provision on credit losses for the six months ended June 30, 2023 does not include the credit on unfunded loan commitments of $1.3 million.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for impairment as of June 30, 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
June 30, 2024
Allowance for credit losses:
Individually evaluated loans	$5,717	$—	$—	$—	$—	$—	$5,717
Collectively evaluated loans	2,241	678	1,215	5,133	5	—	9,272
Total allowance for credit losses	$7,958	$678	$1,215	$5,133	$5	$—	$14,989

Loans receivable, gross:
Individually evaluated loans	$27,675	$172	$5,686	$—	$—	$2,357	$35,890
Collectively evaluated loans	430,881	99,247	129,058	77,397	3,829	—	740,412
Total loans receivable, gross	$458,556	$99,419	$134,744	$77,397	$3,829	$2,357	$776,302
The following tables presents the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
December 31, 2023
Allowance for credit losses:
Individually evaluated for impairment	$3,813	$—	$392	$—	$—	$—	$4,205
Collectively evaluated for impairment	2,276	607	877	7,843	4	113	11,720
Total allowance for credit losses	$6,089	$607	$1,269	$7,843	$4	$113	$15,925

Loans receivable, gross:
Individually evaluated for impairment	$12,775	$—	$3,904	$—	$454	$—	$17,133
Collectively evaluated for impairment	459,318	106,783	159,661	99,688	3,812	2,464	831,726
Total loans receivable, gross	$472,093	$106,783	$163,565	$99,688	$4,266	$2,464	$848,859
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Vintage Analysis
The following tables summarize loan amortized cost by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of June 30, 2024:

	Term of Loans by Origination
As of June 30, 2024:	2024	2023	2022	2021	2020	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$107,117	$139,305	$96,020	$3,354	$76,706	$—	$422,502
Special mention	—	—	6,461	901	—	445	—	7,807
Substandard	—	—	3,002	13,276	279	11,690	—	28,247
Total	—	107,117	148,768	110,197	3,633	88,841	—	458,556
Current period gross charge-offs	—	—	—	—	—	158	—	158
Residential Real Estate:
Pass	—	—	1,235	2,851	10,344	81,518	700	96,648
Special mention	—	—	—	—	1,053	1,416	—	2,469
Substandard	—	—	—	—	—	302	—	302
Total	—	—	1,235	2,851	11,397	83,236	700	99,419
Current period gross charge-offs	—	—	—	—	—	21	—	21
Commercial and Industrial:
Pass	678	1,591	14,917	21,394	1,064	8,215	77,076	124,935
Special mention	—	5	19	40	—	968	—	1,032
Substandard	—	268	622	844	5,725	1,214	104	8,777
Total	678	1,864	15,558	22,278	6,789	10,397	77,180	134,744
Current period gross charge-offs	—	—	—	—	—	814	—	814
Consumer and Other:
Pass	25	4,053	24,814	2,986	—	18,170	26,084	76,132
Substandard	—	112	386	23	—	429	315	1,265
Total	25	4,165	25,200	3,009	—	18,599	26,399	77,397
Current period gross charge-offs	—	185	3,812	375	—	—	—	4,372
Construction:
Pass	—	—	—	3,829	—	—	—	3,829
Total	—	—	—	3,829	—	—	—	3,829
Construction to Permanent - CRE:
Substandard	—	—	—	2,357	—	—	—	2,357
Total	—	—	—	2,357	—	—	—	2,357

Total loans	$703	$113,146	$190,761	$144,521	$21,819	$201,073	$104,279	$776,302
Total Current period gross charge-offs	$—	$185	$3,812	$375	$—	$993	$—	$5,365

Loans receivable, gross:
Pass	$703	$112,761	$180,271	$127,080	$14,762	$184,609	$103,860	$724,046
Special mention	—	5	6,480	941	1,053	2,829	—	11,308
Substandard	—	380	4,010	16,500	6,004	13,635	419	40,948
Total Loans receivable, gross	$703	$113,146	$190,761	$144,521	$21,819	$201,073	$104,279	$776,302
Current period gross charge-offs	$—	$185	$3,812	$375	$—	$993	$—	$5,365

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of June 30, 2024.

(In thousands)	Performing (Accruing) Loans
As of June 30, 2024:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$7,540	$6,748	$—	$14,288	$404,989	$419,277	$3,225	$422,502
Special mention	901	—	—	901	6,906	7,807	—	7,807
Substandard	589	—	1,178	1,767	2,029	3,796	24,451	28,247
	9,030	6,748	1,178	16,956	413,924	430,880	27,676	458,556
Residential Real Estate:
Pass	177	33	—	210	96,438	96,648	—	96,648
Special mention	—	—	—	—	2,469	2,469	—	2,469
Substandard	—	—	—	—	—	—	302	302
	177	33	—	210	98,907	99,117	302	99,419
Commercial and Industrial:
Pass	1,112	—	—	1,112	119,856	120,968	3,967	124,935
Special mention	—	—	—	—	1,032	1,032	—	1,032
Substandard	481	514	—	995	5,978	6,973	1,804	8,777
	1,593	514	—	2,107	126,866	128,973	5,771	134,744
Consumer and Other:
Pass	1,002	423	—	1,425	74,707	76,132	—	76,132
Substandard	—	—	—	—	—	—	1,265	1,265
	1,002	423	—	1,425	74,707	76,132	1,265	77,397
Construction:
Pass	—	—	—	—	3,829	3,829	—	3,829
Substandard	—	—	—	—	—	—	—	—
	—	—	—	—	3,829	3,829	—	3,829
Construction to Permanent - CRE:
Substandard	—	—	—	—	—	—	2,357	2,357
	—	—	—	—	—	—	2,357	2,357

Total	$11,802	$7,718	$1,178	$20,698	$718,233	$738,931	$37,371	$776,302

Loans receivable, gross:
Pass	$9,831	$7,204	$—	$17,035	$699,819	$716,854	$7,192	$724,046
Special mention	901	—	—	901	10,407	11,308	—	11,308
Substandard	1,070	514	1,178	2,762	8,007	10,769	30,179	40,948
Loans receivable, gross	$11,802	$7,718	$1,178	$20,698	$718,233	$738,931	$37,371	$776,302

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of June 30, 2024 and December 31, 2023:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of June 30, 2024:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$1,653	$1,572	$3,225	$—	$3,225
Substandard	—	581	1,306	1,887	22,564	24,451
Residential Real Estate:
Substandard	—	—	302	302	—	302
Commercial and Industrial:
Pass	—	2,568	906	3,474	493	3,967
Substandard	—	273	1,253	1,526	278	1,804
Consumer and Other:
Substandard	—	—	1,202	1,202	63	1,265
Construction to permanent - CRE:
Substandard	2,357	—	—	2,357	—	2,357
Total non-accruing loans	$2,357	$5,075	$6,541	$13,973	$23,398	$37,371

As of December 31, 2023:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$1,629	$1,629	$—	$1,629
Substandard	—	770	439	1,209	9,937	11,146
Commercial and Industrial:
Pass	—	—	2,054	2,054	929	2,983
Substandard	—	371	535	906	32	938
Consumer and Other:
Substandard	—	16	887	903	74	977
Construction:
Substandard	—	—	—	—	454	454
Total non-accruing loans	$—	$1,157	$5,544	$6,701	$11,426	$18,127
The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer loans are typically charged off when they become 120 days past due (180 days for open ended consumer credit). Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off, at an earlier date, if collection of principal or interest is considered doubtful.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $933,000 and $1.5 million would have been recognized during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, additional interest income (net of cash collected) of approximately $133,000 and $268,000 would have been recognized, respectively.
Interest income collected and recognized on non-accruing loans for the three and six months ended June 30, 2024 was $205,000 and $226,000, respectively. During the three and six months ended June 30, 2023, interest income collected and recognized on non-accruing loans was $193,000 and $336,000, respectively.
Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024			December 31, 2023
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$5,111	$8,111	$—	$2,838	$5,879	$—
Residential Real Estate	172	171	—	—	—	—
Commercial and Industrial	5,685	10,611	—	2,266	2,899	—
Construction	—	—	—	454	461	—
Construction to permanent - CRE	2,357	2,476	—	—	—	—
	13,325	21,369	—	5,558	9,239	—
With a related allowance recorded:
Commercial Real Estate	22,564	23,197	5,717	9,937	10,137	3,813
Commercial and Industrial	1	1,388	—	1,638	3,159	392
	22,565	24,585	5,717	11,575	13,296	4,205

Individually evaluated loans, Total:
Commercial Real Estate	27,675	31,308	5,717	12,775	16,016	3,813
Residential Real Estate	172	171	—	—	—	—
Commercial and Industrial	5,686	11,999	—	3,904	6,058	392
Construction	—	—	—	454	461	—
Construction to permanent - CRE	2,357	2,476	—	—	—	—
Total	$35,890	$45,954	$5,717	$17,133	$22,535	$4,205

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes additional information regarding individually evaluated loans by class for the three and six months ended June 30, 2024 and 2023.

	Three Month Ended June 30,				Six Months Ended June 30,
(In thousands)	2024		2023		2024		2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$5,107	$—	$387	$—	$5,108	$—	$680	$—
Residential Real Estate	172	8	748	24	172	8	992	27
Commercial and Industrial	5,026	23	2,046	68	4,513	27	2,181	150
Consumer and Other	—	—	128	—	—	—	293	—
Construction	—	—	579	—	—	—	993	—
Construction to permanent - CRE	2,411	—	—	—	2,433	—	—	—
	12,716	31	3,888	92	12,226	35	5,139	177
With a related allowance recorded:
Commercial Real Estate	22,763	159	10,405	—	22,942	159	10,651	154
Residential Real Estate	—	—	1,352	—	—	—	1,468	—
Commercial and Industrial	217	—	4,052	98	577	—	4,341	139
Consumer and Other	—	—	18	—	—	—	10	—
	22,980	159	15,827	98	23,519	159	16,470	293
Individually evaluated loans, Total:
Commercial Real Estate	27,870	159	10,792	—	28,050	159	11,331	154
Residential Real Estate	172	8	2,100	24	172	8	2,460	27
Commercial and Industrial	5,243	23	6,098	166	5,090	27	6,522	289
Consumer and Other	—	—	146	—	—	—	303	—
Construction	—	—	579	—	—	—	993	—
Construction to permanent - CRE	2,411	—	—	—	2,433	—	—	—
Total	$35,696	$190	$19,715	$190	$35,745	$194	$21,609	$470
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
During the three and six months ended June 30, 2024 and 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and six months ended June 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. As of June 30, 2024 and December 31, 2023, there were no commitments to advance additional funds under the modified loans.

Note 5.    Loans Held for Sale
SBA Loans held for sale
SBA Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of June 30, 2024, SBA loans held for sale was $4.4 million, consisting only of $4.4 million SBA commercial and industrial loans. There were $9.9 million of SBA loans held for sale at December 31, 2023, consisting of $3.5 million SBA commercial and industrial loans and $6.4 million SBA commercial real estate loans. During the three and six months ended June 30, 2024, $5.5 million SBA loans previously classified as held for sale were transferred to held for investment. No SBA held for sale loans were transferred to held for investment in the three and six months ended June 30, 2023.
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
Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by a third party, amounted to approximately $44.2 million and $47.5 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the servicing asset has a carrying value of $790,000 and $857,000, respectively, and fair value of $873,000 and $932,000, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents an analysis of the activity in the SBA servicing assets for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Three Month Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$902	$893	$857	$886
Servicing rights capitalized	9	24	73	58
Servicing rights amortized	(15)	(11)	(34)	(22)
Servicing rights disposed	(106)	(24)	(106)	(40)
Ending balance	$790	$882	$790	$882
Loans held for sale - Consumer Loans
Patriot Bank's Digital Payments Group has entered into a Program Management Agreement with a Buyer. Under the agreement, Patriot originates various types of consumer loans that are marketed by the buyer. As of June 30, 2024, the Bank had credit card loans held for sale totaling $8.4 million. The credit card loans expected to be held for no longer than three days before being sold to the buyer. The credit card loans are fully cash-secured by deposits at Patriot. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.
Loans held for sale Residential Mortgage Loans
In 2024, the Bank reentered the residential mortgage business. The Residential Mortgage Division, located in Jacksonville, FL, generates the loans and typically sells them to third parties. As of June 30, 2024, the Company reported residential mortgage loans held for sale totaling $1.3 million. These loans are recorded at the lower of aggregate cost or market value. For the three and six months ended June 30, 2024, a total gain on sale of $10,000 was recorded and no servicing asset was recognized.

Note 6.    Deposits
The following table presents the balance of deposits held, by category as of June 30, 2024 and December 31, 2023.

(In thousands)	June 30, 2024	December 31, 2023
Non-interest bearing	$93,736	$110,056

Interest bearing:
Negotiable order of withdrawal accounts	26,354	33,035
Savings deposits	39,456	44,104
Interest bearing DDA	227,253	171,577
Money market	167,836	200,280
Certificates of deposit, $250,000 or less	162,361	175,988
Certificates of deposit, more than $250,000	62,704	64,745
Brokered deposits	21,202	40,526
Interest bearing, Total	707,166	730,255

Total Deposits	$800,902	$840,311
The deposits from Digital Payments division are included in the non-interest-bearing deposits, interest bearing DDA and money market deposits, and totaled approximately $255.8 million and $213.4 million as of June 30, 2024 and December 31, 2023, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
As of June 30, 2024, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	Certificates of Deposit $250,000 or less	Certificates of Deposit more than $250,000	Brokered Deposits	Total
1 year or less	$141,847	$50,467	$14,529	$206,843
More than 1 year through 2 years	17,207	9,335	251	26,793
More than 2 years through 3 years	3,056	2,902	6,422	12,380
More than 3 years through 4 years	70	—	—	70
More than 4 years through 5 years	181	—	—	181
	$162,361	$62,704	$21,202	$246,267

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
As of June 30, 2024 and December 31, 2023, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other noninterest income on the Consolidated Statements of Operations during the three and six months ended June 30, 2024 and 2023.
Information about the valuation methods used to measure the fair value of derivatives is provided in Note 13 to the Consolidated Financial Statements.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
June 30, 2024
Classified in Other Assets:
3rd party interest rate swap	1,309	5.00	4.38%	1 Mo. SOFR + 2.00%	95

Classified in Other Liabilities:
Customer interest rate swap	1,309	5.00	4.38%	1 Mo. SOFR + 2.00%	(95)

December 31, 2023
Classified in Other Assets:
3rd party interest rate swap	1,327	5.50	4.38%	1 Mo. SOFR + 2.00%	74

Classified in Other Liabilities:
Customer interest rate swap	1,327	5.50	4.38%	1 Mo. SOFR + 2.00%	(74)

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
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of June 30, 2024, 127,665 shares of stock were available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.
The following is a summary of the status of the Company’s restricted shares and changes for the three and six months ended June 30, 2024 and 2023:

Three months ended June 30, 2024:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2024	27,665	$5.24
Granted	81,174	$3.79
Unvested at June 30, 2024	108,839	$4.16

Six months ended June 30, 2024:
Unvested at December 31, 2023	17,506	$6.09
Granted	91,333	$3.79
Unvested at June 30, 2024	108,839	$4.16

Three months ended June 30, 2023	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2023	22,660	$7.11
Unvested at June 30, 2023	22,660	$7.11

Six months ended June 30, 2023:
Unvested at December 31, 2022	22,660	$7.11
Unvested at June 30, 2023	22,660	$7.11
The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of June 30, 2024 amounted to $464,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.6 years.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2024, the Company recognized total share-based compensation expense of $41,000 and $65,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $30,000 and $45,000, respectively. Included in share-based compensation expense attributable to Patriot’s external directors, were $11,000 and $20,000, respectively. The directors received total compensation of $60,000 and $128,000 respectively, which amounts are included in other operating expenses in the consolidated statements of operations.
For the three and six months ended June 30, 2023, the Company recognized total share-based compensation expense of $23,000 and $46,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $14,000 and $28,000, respectively. Included in share-based compensation expense were $9,000 and $18,000 attributable to Patriot’s external directors, who received total compensation of $53,000 and $108,000 for each of those periods, respectively.
Dividends
The Company has not paid any dividends since 2020 and has no present plans to pay dividends.
Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three and six months ended June 30, 2024, Patriot made matching contributions to the 401(k) Plan of $88,000 and $168,000, respectively. During the three and six months ended June 30, 2023, compensation expense under the 401(k) aggregated $82,000 and $157,000, respectively.

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
The following table summarizes the computation of basic and diluted loss per share for the three and six months ended June 30, 2024 and 2023:

(Net loss in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Basis loss per share:
Net loss attributable to Common shareholders	$(3,081)		$(615)		$(3,380)		$(1,314)
Divided by:
Weighted average shares outstanding	3,976,073		3,965,186		3,976,073		3,965,186

Basic loss per share of common stock	$(0.77)		$(0.16)		$(0.85)		$(0.33)

Diluted loss per share:
Net loss attributable to Common shareholders	$(3,081)		$(615)		$(3,380)		$(1,314)

Weighted average shares outstanding	3,976,073		3,965,186		3,976,073		3,965,186

Effect of potentially dilutive restricted shares of common stock	—	(1)	—	(2)	—	(3)	—	(4)

Divided by:
Weighted average diluted shares outstanding	3,976,073		3,965,186		3,976,073		3,965,186

Diluted loss per share of common stock	$(0.77)		$(0.16)		$(0.85)		$(0.33)

(1)	The weighted average diluted shares outstanding does not include 8,695 anti-dilutive restricted shares of common stock for the three months ended June 30, 2024.
(2)	The weighted average diluted shares outstanding does not include 1,528 anti-dilutive restricted shares of common stock for the three months ended June 30, 2023.
(3)	The weighted average diluted shares outstanding does not include 4,330 anti-dilutive restricted shares of common stock for the six months ended June 30, 2024.
(4)	The weighted average diluted shares outstanding does not include 427 anti-dilutive restricted shares of common stock for the six months ended June 30, 2023.

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
Financial instruments with credit risk at June 30, 2024 and December 31, 2023 are as follows:

(In thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit:
Unused lines of credit	$77,242	$63,435
Undisbursed construction loans	861	2,607
Home equity lines of credit	25,806	26,488
	$103,909	$92,530
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $235,000 and $271,000 as of June 30, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other liabilities.
Standby letters of credit are written commitments issued by Patriot to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.
As of June 30, 2024, the Bank has an irrevocable stand-by letter of credit for a maximum of $35 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary, which expires on April 30, 2025.

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
Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 5%. However, regardless of a financial institution’s ratios, the OCC may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conversation buffer of 2.5% has been included in the minimum capital adequacy ratios as of June 30, 2024.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company and Bank’s regulatory capital amounts and ratios at June 30, 2024 and December 31, 2023 are summarized as follows:

		June 30, 2024				December 31, 2023
		Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual		$84,432	9.84%	$96,204	11.21%	$89,727	10.00%	$100,683	11.22%
To be Well Capitalized	(1)	—	—	85,784	10.00%	—	—	89,732	10.00%
For capital adequacy with Capital Buffer	(2)	—	—	90,073	10.50%	—	—	94,218	10.50%
For capital adequacy		68,647	8.00%	68,627	8.00%	71,788	8.00%	71,785	8.00%

Tier 1 Capital (to risk weighted assets):
Actual		65,705	7.66%	87,477	10.20%	73,282	8.17%	94,238	10.50%
To be Well Capitalized	(1)	—	—	68,627	8.00%	—	—	71,785	8.00%
For capital adequacy with Capital Buffer	(2)	—	—	72,916	8.50%	—	—	76,272	8.50%
For capital adequacy		51,485	6.00%	51,470	6.00%	53,841	6.00%	53,839	6.00%

Common Equity Tier 1 Capital (to risk weighted assets):
Actual		57,705	6.72%	87,477	10.20%	65,282	7.27%	94,238	10.50%
To be Well Capitalized	(1)	—	—	55,760	6.50%	—	—	58,325	6.50%
For capital adequacy with Capital Buffer	(2)	—	—	60,049	7.00%	—	—	62,812	7.00%
For capital adequacy		38,614	4.50%	38,603	4.50%	40,381	4.50%	40,379	4.50%

Tier 1 Leverage Capital (to average assets):
Actual		65,705	6.44%	87,477	8.58%	73,282	6.76%	94,238	8.70%
To be Well Capitalized	(1)	—	—	51,001	5.00%	—	—	54,170	5.00%
For capital adequacy		40,811	4.00%	40,801	4.00%	43,339	4.00%	43,336	4.00%
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
On April 17, 2024, based on its supervisory profile, the Bank was notified by the OCC that it established individual minimum capital ratios (IMCR) for the Bank. Specifically, the Bank is required to maintain the following ratios: a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total risk-based capital to risk-weighted assets of 11.50%.
As of June 30, 2024, the Bank did not meet all of its regulatory capital requirements. The common equity tier 1 capital was $87.5 million, or 10.20% of risk-weighted assets, exceeding the required level of 10.00%. The Tier 1 capital was $87.5 million, or 10.20% of risk-weighted assets, also above the required level of 10.00%. However, the Tier 1 leverage capital was $87.5 million, or 8.58% of average assets, falling short of the required 9.00%. The total risk-based capital was $96.2 million, or 11.21% of risk-weighted assets, below the required 11.50%. During the second quarter, the Bank significantly reduced its total and risk-based assets to work towards achieving the IMCR targets. This trend will continue into the remainder of 2024 with a goal of achieving exceeding the IMCR ratios by the end of 2024.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both June 30, 2024 and December 31, 2023 due to its short-term nature.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of June 30, 2024 and December 31, 2023:

(In thousands)		June 30, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,514	$2,514	$2,195	$2,195
Interest-bearing deposits due from banks	Level 1	91,097	91,097	50,322	50,322
Restricted cash	Level 1	41	41	14,019	14,019
Available-for-sale securities	Level 2	76,302	76,302	78,925	78,925
Available-for-sale securities	Level 3	10,365	10,365	10,262	10,262
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,193	2,193	2,090	2,090
Federal Home Loan Bank stock	Level 2	3,571	3,571	4,202	4,202
Loans receivable, net	Level 3	761,313	735,140	832,934	812,856
Loans held for sale	Level 2	14,092	14,245	20,767	21,557
SBA servicing assets	Level 3	790	873	857	932
Other real estate owned	Level 2	2,843	2,843	2,843	2,843
Accrued interest receivable	Level 2	6,452	6,452	7,219	7,219
Interest rate swap receivable	Level 2	95	95	74	74

Financial assets, total		$976,118	$950,181	$1,031,159	$1,011,946

Financial Liabilities:
Demand deposits	Level 2	$93,736	$93,736	$110,056	$110,056
Negotiable order of withdrawal accounts	Level 2	26,354	26,354	33,035	33,035
Savings deposits	Level 2	39,456	39,456	44,104	44,104
Interest bearing DDA	Level 2	227,253	227,253	171,577	171,577
Money market deposits	Level 2	167,836	167,836	200,280	200,280
Time deposits	Level 2	225,065	221,396	240,733	239,655
Brokered deposits	Level 1	21,202	21,157	40,526	40,453
FHLB, FRB and correspondent bank borrowings	Level 2	156,900	156,693	171,000	170,171
Senior notes	Level 2	11,792	11,425	11,723	11,397
Subordinated debt	Level 2	9,883	9,792	9,869	10,102
Junior subordinated debt owed to unconsolidated trust	Level 2	8,142	8,142	8,137	8,137
Note payable	Level 3	270	265	376	362
Accrued interest payable	Level 2	3,105	3,105	1,235	1,235
Interest rate swap liability	Level 2	95	95	74	74

Financial liabilities, total		$991,089	$986,705	$1,042,725	$1,040,638
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
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of June 30, 2024 and December 31, 2023:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2024:
U. S. Government agency and mortgage-backed securities	$—	$64,287	$—	$64,287
Corporate bonds	—	3,518	10,365	13,883
Subordinated notes	—	4,327	—	4,327
SBA loan pools	—	3,703	—	3,703
Municipal bonds	—	467	—	467
Available-for-sale securities	$—	$76,302	$10,365	$86,667

Interest rate swap receivable	$—	$95	$—	$95

Interest rate swap liability	$—	$95	$—	$95

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$—	$65,671	$—	$65,671
Corporate bonds	—	3,504	10,262	13,766
Subordinated notes	—	4,227	—	4,227
SBA loan pools	—	5,037	—	5,037
Municipal bonds	—	486	—	486
Available-for-sale securities	$—	$78,925	$10,262	$89,187

Interest rate swap receivable	$—	$74	$—	$74

Interest rate swap liability	$—	$74	$—	$74
Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.
As of June 30, 2024 and December 31, 2023, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three and six months ended June 30, 2024 and 2023, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The reconciliation of the beginning and ending balances during the three and six months ended June 30, 2024 and 2023 for Level 3 available-for-sale securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Level 3 fair value, beginning of period	$10,189	$10,205	$10,262	$9,427
Purchases	—	—	—	—
Realized gain (loss)	—	—	—	—
Unrealized (loss) gain	176	(323)	103	455
Transfers in and /or out of Level 3	—	—	—	—
Level 3 fair value, end of period	$10,365	$9,882	$10,365	$9,882
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2024:
Individually evaluated loans, net	$30,173	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	873	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2023:
Impaired loans, net	$12,928	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	932	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
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
The estimated fair value amounts have been measured as of June 30, 2024 and December 31, 2023, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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

Critical Accounting Policies
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for credit losses, the analysis and valuation of its investment securities, the valuation of deferred tax assets, the valuation of derivatives, and the valuation of servicing assets as certain of the Company’s most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results of operations. They require management’s most subjective and complex judgment as a result of the need to make estimates about the effect of matters that are inherently uncertain. Refer to the 2023 Form 10-K for additional information.

Summary
The Company reported net loss of $3.1 million ($0.77 basic and diluted loss per share) for the quarter ended June 30, 2024, compared to a net loss of $615,000 ($0.16 basic and diluted loss per share) for the quarter ended June 30, 2023.
For the six months ended June 30, 2024, net loss was $3.4 million, or $0.85 basic and diluted loss per share, compared to a net loss of $1.3 million, ($0.33 basic and diluted loss per share) for the six months ended June 30, 2023.
The financial results for the six months ended June 30, 2024 were adversely impacted by an elevated provision for credit losses of $3.8 million, compared to provision of $3.5 million for loan losses recorded for the first half year of 2023.

FINANCIAL CONDITION
Total assets decreased $54.4 million to $1.04 billion as of June 30, 2024, compared to $1.09 billion at December 31, 2023, primarily due to the decline in loans receivable of $72.6 million as of June 30, 2024.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash increased from $66.5 million at December 31, 2023 to $93.7 million at June 30, 2024. The increase in 2024 reflects the intention to boost balance sheet liquidity.

Investments
The following table is a summary of the Company’s investment securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,	Increase /(Decrease)
(In thousands)	2024	2023	($)	(%)

U. S. Government agency and mortgage-backed securities	$64,287	$65,671	$(1,384)	-2.11%
Corporate bonds	13,883	13,766	117	0.85%
Subordinated notes	4,327	4,227	100	2.37%
SBA loan pools	3,703	5,037	(1,334)	-26.48%
Municipal bonds	467	486	(19)	-3.91%
Total available-for-sale securities, at fair value	86,667	89,187	(2,520)	-2.83%

Other investments, at cost	4,450	4,450	—	—%

Total investment securities	$91,117	$93,637	$(2,520)	-2.69%
Total investments decreased by $2.5 million, from $93.6 million at December 31, 2023 to $91.1 million at June 30, 2024. The decrease in the six months ended June 30, 2024 was primarily attributable to sale and repayment of available-for-sale securities totaling $4.3 million, which was partially offset by an increase in purchase of available-for-sale securities of $2.3 million. During the six months ended June 30, 2024, the Bank sold available-for-sale securities of $2.3 million and recognized a net loss of $24,000.
Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024		December 31, 2023
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$458,556	59.07%	$472,093	55.62%
Residential Real Estate	99,419	12.81%	106,783	12.58%
Commercial and Industrial	134,744	17.36%	163,565	19.27%
Consumer and Other	77,397	9.97%	99,688	11.74%
Construction	3,829	0.49%	4,266	0.50%
Construction to permanent - CRE	2,357	0.30%	2,464	0.29%
Loans receivable, gross	776,302	100.00%	848,859	100.00%
Allowance for credit losses	(14,989)		(15,925)
Loans receivable, net	$761,313		$832,934
The Company’s loan portfolio decreased $72.6 million, from $848.9 million at December 31, 2023 to $776.3 million at June 30, 2024. The Company has continued the trend of restricting loan growth and allowing loans to pay down as the balance sheet is reduced in order to strengthen capital ratios.
SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of June 30, 2024 and December 31, 2023, SBA loans included in the commercial and industrial loans were $13.0 million and $17.1 million, respectively. SBA loans included in the commercial real estate loans were $18.8 million and $12.9 million, respectively.

At June 30, 2024, the net loan to deposit ratio was 95.1% and the net loan to total assets ratio was 73.3%. At December 31, 2023, these ratios were 99.1% and 76.2%, respectively.
Allowance for Credit Losses on Loans
The allowance for credit losses on loans was $15.0 million as of June 30, 2024, compared to $15.9 million as of December 31, 2023. The decrease in allowance was mainly due to reduction in loan balances and the recognition of charge-offs on the unsecured consumer loan portfolio. Based upon the overall assessment and evaluation of the loan portfolio at June 30, 2024, management believes $15.0 million in the allowance for credit losses, which represented 1.93% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.
The following table provides detail of activity in the allowance for credit losses on loans for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Balance at beginning of the period	$13,777	$24,780	$15,925	$10,310
Charge-offs:
Commercial Real Estate	—	—	(158)	—
Residential Real Estate	—	—	(21)	—
Commercial and Industrial	(404)	(4)	(814)	(6)
Consumer and Other	(1,849)	(2,516)	(4,372)	(4,312)
Total charge-offs	(2,253)	(2,670)	(5,365)	(4,468)
Recoveries:
Residential Real Estate	—	11	—	11
Commercial and Industrial	72	9	78	16
Consumer and Other	260	260	565	433
Total recoveries	332	280	643	460

Net charge-offs	(1,921)	(2,390)	(4,722)	(4,008)

Impact of CECL adoption	—	—	—	13,001
Provision for credit losses	3,133	1,708	3,786	4,795
Balance at end of the period	$14,989	$24,098	$14,989	$24,098

Ratios:
Net charge-offs to average loans	(0.24)%	(0.26)%	(0.57)%	(0.45)%
Allowance for credit losses to total loans	1.93%	2.59%	1.93%	2.59%

The following table provides an allocation of allowance for credit losses on loans by portfolio segment:

(In thousands)	June 30, 2024		December 31, 2023
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for credit losses	Percent of loans in each category to total loans
Commercial Real Estate	$7,958	59.07%	$6,089	55.62%
Residential Real Estate	678	12.81%	607	12.58%
Commercial and Industrial	1,215	17.36%	1,269	19.27%
Consumer and Other	5,133	9.97%	7,843	11.74%
Construction	5	0.49%	4	0.50%
Construction to permanent - CRE	—	0.30%	113	0.29%
Total Allowance for credit losses	$14,989	100.00%	$15,925	100.00%
Non-performing Assets
The following table presents non-performing assets as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Non-accruing loans:
Commercial Real Estate	$27,676	$12,775
Residential Real Estate	302	—
Commercial and Industrial	5,771	3,921
Consumer and Other	1,265	977
Construction	—	454
Construction to Permanent - CRE	2,357	—
Total non-accruing loans	37,371	18,127

Loans past due over 90 days and still accruing	1,178	341
Other real estate owned	$2,843	$2,843
Total nonperforming assets	$41,392	$21,311

Nonperforming assets to total assets	3.98%	1.95%
Nonperforming loans to total loans, net	5.06%	2.22%
As of June 30, 2024, the $37.4 million of non-accrual loans were individually evaluated for impairment, and a specific reserve of $5.7 million was established for them. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.

Loans held for sale
SBA loans held for sale totaled $4.4 million and $9.9 million as of June 30, 2024 and December 31, 2023, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at June 30, 2024 consisted of $4.4 million SBA commercial and industrial loans. SBA loans held for sale at December 31, 2023, consisted of $3.5 million SBA commercial and industrial loans and $6.4 million SBA commercial real estate loans, respectively.
As of June 30, 2024, the credit card loans held for sale from Digital Payments division totaled $8.4 million. The credit card loans expected to be held for no longer than three days before being sold. The credit card receivable are fully cash-secured by deposits at Patriot. The credit card loans are sold to the third party as a whole loan sale transaction, priced at Par, thus there is no servicing asset or gain or loss on sale.
In 2024, the Bank reentered the residential mortgage business. The Residential Mortgage Division, located in Jacksonville, FL, generates the loans and typically sells them to third parties. As of June 30, 2024, the Company reported residential mortgage loans held for sale totaling $1.3 million. These loans are recorded at the lower of aggregate cost or market value. For the three and six months ended June 30, 2024, a total gain on sale of $10,000 was recorded and no servicing asset was recognized.
Deferred Taxes
Deferred tax assets were $25.1 million and $24.1 million at June 30, 2024 and December 31, 2023, respectively. Deferred tax assets consist predominately of state net operating losses, capitalized costs and allowances for credit losses.
The effective tax benefit rate for the three and six months ended June 30, 2024 was (23.07)% and (20.25)%, compared to the effective tax benefit rate of (27.30)% and (27.08)% for the three and six months ended June 30, 2023. The Company’s effective rates for both periods was affected by state taxes and non-deductible expenses.
Patriot anticipates utilizing the state net operating loss carry forwards to reduce income taxes otherwise payable on future years taxable income.
Patriot evaluates its ability to realize its net deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. In addition, management assesses tax attributes including available tax planning strategies and state net operating loss carry-forwards that do not begin to expire until the year of 2030. No valuation allowance was recorded as of June 30, 2024 and December 31, 2023. The Company will continue to evaluate its ability to realize its net deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will not be realized, the valuation allowance will be adjusted.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	June 30,	December 31,	Increase/(Decrease)
	2024	2023	$	%
Non-interest bearing:
Non-interest bearing	$79,933	$95,109	$(15,176)	(15.96)%
Non-interest bearing DDA- Digital Payments	13,803	14,947	(1,144)	(7.65)%
Total non-interest bearing	93,736	110,056	(16,320)	(14.83)%

Interest bearing:
Negotiable order of withdrawal accounts (NOW)	26,354	33,035	(6,681)	(20.22)%
Savings	39,456	44,104	(4,648)	(10.54)%
Interest bearing DDA	18,758	7,127	11,631	163.20%
Interest bearing DDA - Digital Payments	208,495	164,450	44,045	26.78%
Money market	134,285	166,294	(32,009)	(19.25)%
Money market - Digital Payments	33,551	33,986	(435)	(1.28)%
Certificates of deposit, $250,000 or less	162,361	175,988	(13,627)	(7.74)%
Certificates of deposit, more than $250,000	62,704	64,745	(2,041)	(3.15)%
Brokered deposits	21,202	40,526	(19,324)	(47.68)%
Total Interest bearing	707,166	730,255	(23,089)	(3.16)%

Total Deposits	$800,902	$840,311	$(39,409)	(4.69)%

Total Digital Payments deposits	$255,849	$213,383	$42,466	19.90%

Total retail branch bank deposits	$391,353	$394,819	$(3,466)	(0.88)%

Total uninsured deposits	262,683	334,300	(71,617)	(21.42)%
Uninsured deposits to total deposits	32.80%	39.78%
Uninsured deposits to total deposits excluding Digital Payments deposits	16.95%	20.06%

Borrowings
Total borrowings were $187.0 million and $201.1 million as of June 30, 2024 and December 31, 2023, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
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
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. Outstanding advances from the FHLB-B decreased from $101.0 million at December 31, 2023 to $87.9 million at June 30, 2024.

At June 30, 2024, the FHLB-B advances bore fixed rates of interest ranging from 2.40% to 5.54% with maturities ranging from 1 day to 2 months, 16 days, and have a weighted average interest rate of 4.49%.
At June 30, 2024, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $235.9 million. Remaining unused borrowing capacity under this line totaled $27.9 million at June 30, 2024.
In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three and six months ended June 30, 2024 and 2023, no funds had been borrowed under the line of credit.
Interest expense incurred for the three and six months ended June 30, 2024 were $362,000 and $721,000, respectively. Interest expense incurred for the three and six months ended June 30, 2023 were $1.7 million and $3.0 million, respectively.
Correspondent Bank - Line of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $22.0 million at both June 30, 2024 and December 31, 2023. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.
There was no outstanding balance under the agreements at June 30, 2024 and December 31, 2023. Interest expense incurred for the three and six months ended June 30, 2024 was $0 and $2,000, respectively. For three and six months ended June 30, 2023, interest expense incurred was $54,000 and $117,000, respectively.
Other Borrowing
The Federal Reserve Bank of New York (“FRBNY”) accepts loan pledges from qualifying depository institutions to secure borrowings from the Discount Window. Patriot has pledged eligible loans as collateral to support its borrowing capacity at the FRBNY. As of June 30, 2024, the book value of the pledged loans totaled $14.3 million, with a collateral value of $10.5 million. No funds were borrowed from the Discount Window under the FRBNY's Borrower-in-Custody ('BIC") program, and no interest expense was incurred for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, a total of $12.0 million was borrowed, and interest expense incurred was $5,000.
In July 2023, the Bank established a collateralized funding line of $73.8 million at par value under the Federal Reserve's newly established Bank Term Funding Program ("BTFP"). The program provided additional funding to eligible depository institutions, assuring they can meet the needs of all their depositors. The program served as an additional source of liquidity against high-quality securities, eliminating the need of an institution to quickly sell those securities in times of stress. The line allowed for a fixed rate borrowing at market rates, for up to one year, with repayment permitted at any time without penalty. The BTFP ceased allowing any new advances after March 11, 2024. As of June 30, 2024, the collateral value of the pledged securities was $69.9 million. Patriot borrowed a total of $69.0 million under the BTFP. Interest expense incurred for the three and six months ended June 30, 2024 was $852,000 and $1.7 million, respectively. No interest expense was incurred for the three and six months ended June 30, 2023.
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

On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate senior notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the 2022 Senior Notes, the Company incurred $326,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. At June 30, 2024 and December 31, 2023, $208,000 and $277,000 of unamortized debt issuance costs were deducted from the face amount of the 2022 Subordinated Notes included in the Consolidated Balance Sheet, respectively.
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
For the three and six months ended June 30, 2024, the Company recognized interest expense of $289,000 and $579,000, respectively. Interest expense incurred for the three and six months ended June 30, 2023 was $289,000 and $579,000, respectively.
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
The Subordinated Notes initially bore interest at 6.25% per annum, from and including June 29, 2018, to but excluding, June 30, 2023, payable semi-annually in arrears. From and including June 30, 2023, until but excluding June 30, 2028 or an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR, which was replaced by SOFR in 2023 (but not less than zero) plus 332.5 basis points, payable quarterly in arrears. The Company may, at its option, beginning on June 30, 2023 and on any scheduled interest payment date thereafter, redeem the Subordinated Notes.
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At June 30, 2024 and December 31, 2023, $117,000 and $131,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.
For the three and six months ended June 30, 2024, the Company recognized interest expense of $224,000 and $451,000, respectively. Interest expense incurred for the three and six months ended June 30, 2023 was $164,000 and $327,000, respectively.
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

The junior subordinated debentures bear interest at three-month SOFR plus 3.15% and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of June 30, 2024 and December 31, 2023, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $106,000 and $111,000, respectively, and accrued interest on the junior subordinated debentures was $10,000 and $12,000, respectively.
For the three and six months ended June 30, 2024, the Company recognized interest expense of $180,000 and $359,000, respectively. Interest expense incurred for the three and six months ended June 30, 2023 was $169,000 and $332,000, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of June 30, 2024 and December 31, 2023, the note had a balance outstanding of $270,000 and $376,000, respectively. The note matures in August 2024 and requires a balloon payment of approximately $234,000 at that time. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property.
For the three and six months ended June 30, 2024, the Company recognized interest expense of $2,000 and $3,000, respectively. Interest expense incurred for the three and six months ended June 30, 2023 was $3,000 and $5,000, respectively.
Derivatives
As of June 30, 2024, Patriot has two interest rate swaps (“swaps”). One swap is with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other swap is with an outside third party. The customer interest rate swap is matched in offsetting terms to the third party interest rate swap. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three and six months ended June 30, 2024 and 2023.
Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.
Equity
Equity decreased $3.9 million, from $44.4 million at December 31, 2023 to $40.5 million at June 30, 2024, primarily due to a net loss of $3.4 million for the six months ended June 30, 2024, and a net unrealized holding loss for investment portfolio of $541,000.
Off-Balance Sheet Commitments
The Company’s off-balance sheet commitments primarily consist of commitments to lend of $103.9 million and $92.5 million as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024, the Bank has an irrevocable stand-by letter of credit for a maximum of $35 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary, which expires on April 30, 2025.

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and six months ended June 30, 2024 and 2023:

(In thousands)	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$805,682	$11,993	5.97%	$916,321	$14,052	6.15%
Investments	94,956	710	1.50%	104,551	858	1.64%
Cash equivalents and other	39,422	514	5.23%	25,435	399	6.29%

Total interest earning assets	940,060	13,217	5.64%	1,046,307	15,309	5.87%

Cash and due from banks	12,949			2,348
Allowance for credit losses	(12,980)			(23,587)
OREO	2,843			—
Other assets	59,418			67,711

Total Assets	$1,002,290			$1,092,779

Liabilities
Interest bearing liabilities:
Deposits	$706,327	$6,285	3.57%	$721,917	$5,248	2.92%
Borrowings	112,335	1,214	4.33%	147,374	1,723	4.69%
Senior notes	11,770	289	4.91%	11,631	289	4.97%
Subordinated debt	18,019	404	8.99%	17,980	333	7.43%
Note Payable	286	2	2.80%	496	3	2.43%

Total interest bearing liabilities	848,737	8,194	3.87%	899,398	7,596	3.39%

Demand deposits	103,158			136,975
Other liabilities	7,038			6,644

Total Liabilities	958,933			1,043,017

Shareholders' equity	43,357			49,762

Total Liabilities and Shareholders' Equity	$1,002,290			$1,092,779

Net interest income		$5,023			$7,713

Interest margin			2.14%			2.96%
Interest spread			1.77%			2.48%

(In thousands)	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$823,380	$24,641	6.00%	$888,461	$26,602	6.04%
Investments	95,984	1,442	3.00%	102,139	1,673	3.28%
Cash equivalents and restricted cash	43,079	1,135	5.28%	26,518	680	5.17%

Total interest earning assets	962,443	27,218	5.67%	1,017,118	28,955	5.74%

Cash and due from banks	7,814			3,856
Allowance for credit losses	(13,868)			(23,135)
OREO	2,843			—
Other assets	64,608			69,102

Total Assets	$1,023,840			$1,066,941

Liabilities
Interest bearing liabilities:
Deposits	$726,214	12,971	3.58%	$673,440	8,827	2.64%
Borrowings	112,204	2,428	4.34%	142,215	3,159	4.48%
Senior notes	11,752	579	9.85%	11,625	579	9.96%
Subordinated debt	18,014	810	9.02%	17,976	659	7.39%
Note Payable	312	3	1.93%	522	5	1.93%

Total interest bearing liabilities	868,496	16,791	3.88%	845,778	13,229	3.15%

Demand deposits	104,485			163,844
Other liabilities	6,795			7,546

Total Liabilities	979,776			1,017,168

Shareholders' equity	44,064			49,773

Total Liabilities and Shareholders' Equity	$1,023,840			$1,066,941

Net interest income		$10,427			$15,726

Interest margin			2.17%			3.12%
Interest spread			1.79%			2.59%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 compared to 2023			2024 compared to 2023
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$(1,832)	$(227)	$(2,059)	$(2,040)	$79	$(1,961)
Investments	(121)	(27)	(148)	(176)	(55)	(231)
Cash equivalents and other	219	(104)	115	429	26	455

Total interest earning assets	(1,734)	(358)	(2,092)	(1,787)	50	(1,737)

Interest bearing liabilities:
Deposit	758	279	1,037	2,389	1,755	4,144
Borrowings	(431)	(78)	(509)	(671)	(60)	(731)
Senior notes	3	(3)	—	6	(6)	—
Subordinated debt	—	71	71	—	151	151
Note payable and other	(1)	—	(1)	(2)	—	(2)

Total interest bearing liabilities	329	269	598	1,722	1,840	3,562

Increase (decrease) in net interest income	$(2,063)	$(627)	$(2,690)	$(3,509)	$(1,790)	$(5,299)

Results of Operations
For the three months ended June 30, 2024, interest income and dividend income was $13.2 million, which decreased $2.1 million as compared to $15.3 million for the quarter ended June 30, 2023. Total interest expense was $8.2 million for the three months ended June 30, 2024, which increased $598,000 as compared to $7.6 million for the three months ended June 30, 2023. Net interest income decreased $2.7 million from $7.7 million for the three months ended June 30, 2023 to $5.0 million for the three months ended June 30, 2024. The decline in 2024 reflects a lower loan balance and narrower net interest margin due to higher deposit costs.
For the six months ended June 30, 2024, interest income and dividend income was $27.2 million, which decreased $1.7 million as compared to $29.0 million for the six months ended June 30, 2023. Total interest expense was $16.8 million, which increased $3.6 million as compared to $13.2 million for the six months ended June 30, 2023. Net interest income was $10.4 million for the six months ended June 30, 2024, which decreased $5.3 million from $15.7 million for the six months ended June 30, 2023.
The net interest margin was 2.14% for the quarter ended June 30, 2024, compared with 2.96% for the quarter ended June 30, 2023. For the six months ended June 30, 2024 and 2023, the net interest margin was 2.17% and 3.12%, respectively. The decline in interest margins for the three and six months ended June 30, 2024 compared to the same periods in 2023, was primarily associated with an increase in the cost of deposits and other borrowings due to the significant rise in market interest rates and a decline in loan interest income due to the declining loan balance and the increase in nonaccrual loans., partially mitigated by the rise in variable rate interest earning assets.

Provision for Credit Losses
For the three months ended June 30, 2024, the provision for credit losses was $3.1 million, consisting of a $3.1 million loan provision and a $41,000 credit for off-balance-sheet exposure reserves. In comparison, for the three months ended June 30, 2023, the provision for credit losses was $1.3 million, including a $1.7 million loan provision and a $382,000 credit for off-balance-sheet exposure reserves. The higher provision in the second quarter was primarily due to the decline in classification of a single CRE loan along with the impact of a decline in valuation of a previously classified CRE loan.
For the six months ended June 30, 2024, the provision for credit losses was $3.8 million, which included a $3.8 million loan provision and a $36,000 credit for off-balance-sheet exposure reserves. For the six months ended June 30, 2023, the provision was $3.5 million, consisting of a $4.8 million provision and a $1.3 million credit for off-balance-sheet exposure reserves.
Non-interest income
Non-interest income for the three months ended June 30, 2024 was $2.1 million, compared to $829,000 for the three months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, non-interest income was $4.3 million and $1.7 million, respectively. The increase was primarily attributable to higher non-interest income from the Bank's Digital Payments division.
Non-interest expense
Non-interest expense for the three months ended June 30, 2024 decreased to $8.0 million, compared to $8.1 million for the three months ended June 30, 2023. Non-interest expense for the six months ended June 30, 2024 was $15.2 million, compared to $15.6 million for the six months ended June 30, 2023.
Provision for income taxes
The Company reported a benefit for income taxes of $924,000 and $858,000 for the three and six months ended June 30, 2024, respectively, compared to a benefit for income taxes of $231,000 and $488,000 for the three and six months ended June 30, 2023, respectively.

Liquidity
The Company’s balance sheet liquidity was 12.4% of total assets at June 30, 2024, compared to 8.7% at December 31, 2023. Liquidity including readily available off-balance sheet funding sources was 17.6% of total assets at June 30, 2024, compared to 18.6% at December 31, 2023. The readily available liquidity ratio remained well above the Company's 10% policy minimum.
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

Capital
The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
	Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$84,432	9.84%	$96,204	11.21%	$89,727	10.00%	$100,683	11.22%
Tier 1 Capital (to risk weighted assets)	65,705	7.66%	87,477	10.20%	73,282	8.17%	94,238	10.50%
Common Equity Tier 1 Capital (to risk weighted assets)	57,705	6.72%	87,477	10.20%	65,282	7.27%	94,238	10.50%
Tier 1 Leverage Capital (to average assets)	65,705	6.44%	87,477	8.58%	73,282	6.76%	94,238	8.70%
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
On April 17, 2024, based on its supervisory profile, the Bank was notified by the OCC that it established individual minimum capital ratios (IMCR) for the Bank. Specifically, the Bank is required to maintain the following ratios: a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total risk-based capital to risk-weighted assets of 11.50%.
As of June 30, 2024, the Bank did not meet all of its regulatory capital requirements. The common equity tier 1 capital was $87.5 million, or 10.20% of risk-weighted assets, exceeding the required level of 10.00%. The Tier 1 capital was $87.5 million, or 10.20% of risk-weighted assets, also above the required level of 10.00%. However, the Tier 1 leverage capital was $87.5 million, or 8.58% of average assets, falling short of the required 9.00%. The total risk-based capital was $96.2 million, or 11.21% of risk-weighted assets, below the required 11.50%. During the second quarter, the Bank significantly reduced its total and risk-based assets to work towards achieving the IMCR targets. This trend will continue into the remainder of 2024 with a goal of achieving exceeding the IMCR ratios by the end of 2024.

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

	Net Portfolio Value - Performance Summary
(In thousands)	As of June 30, 2024			As of December 31, 2023
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$91,535	$(10,699)	(10.47)%	$107,524	$(5,779)	(5.10)%
+100	98,413	(3,821)	(3.74)%	112,036	(1,267)	(1.12)%
BASE	102,234	—	—	113,303	—	—
-100	105,365	3,131	3.06%	114,032	729	0.64%
-200	102,058	(176)	(0.17)%	106,718	(6,585)	(5.81)%

	Net Interest Income - Performance Summary
(In thousands)	June 30, 2024			December 31, 2023
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$22,666	$(3,096)	(12.02)%	$34,529	$483	1.42%
+100	24,353	(1,409)	(5.47)%	34,425	379	1.11%
BASE	25,762	—	—	34,046	—	—
-100	27,316	1,554	6.03%	34,120	74	0.22%
-200	29,002	3,240	12.58%	34,595	549	1.61%

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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Date: August 9, 2024	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Joseph D. Perillo
Joseph D. Perillo
Executive Vice President and Chief Financial Officer

	By:	/s/ David Lowery
David Lowery
President and Chief Executive Officer