Form 10-Q
period 2024-09-30
PATRIOT NATIONAL BANCORP INC
filed 2024-11-19
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of November 19, 2024, there were 3,976,073 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,718	$2,195
Interest bearing deposits	70,013	50,322
Restricted cash	41	14,019
Total cash, cash equivalents and restricted cash	72,772	66,536
Investment securities:
Available-for-sale securities, at fair value	89,578	89,187
Other investments, at cost	4,450	4,450
Total investment securities	94,028	93,637

Federal Reserve Bank (FRB) stock, at cost	2,109	2,090
Federal Home Loan Bank (FHLB) stock, at cost	3,473	4,202
Loans receivable (net of allowance for credit losses: 2024: $(14,984) and 2023: $(15,925))	740,687	832,934
Loans held for sale	13,658	20,767
Accrued interest and dividends receivable	5,932	7,219
Premises and equipment, net	29,117	29,875
Other real estate owned	2,843	2,843
Deferred tax asset	—	24,134
Core deposit intangible, net	168	203
Other assets	9,296	8,985
Total assets	$974,083	$1,093,425

Liabilities
Deposits:
Noninterest bearing deposits	$91,583	$110,056
Interest bearing deposits	733,306	730,255
Total deposits	824,889	840,311

FHLB, FRB and correspondent bank borrowings	93,800	171,000
Senior notes, net	11,827	11,723
Subordinated debt, net	9,891	9,869
Junior subordinated debt owed to unconsolidated trust, net	8,144	8,137
Note payable	216	376
Advances from borrowers for taxes and insurance	3,013	1,164
Accrued expenses and other liabilities	5,917	6,462
Total liabilities	957,697	1,049,042

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of September 30, 2024: 4,049,814 shares issued; 3,976,073 shares outstanding; As of December 31, 2023: 4,049,814 shares issued; 3,976,073 shares outstanding.	106,790	106,670
Accumulated deficit	(77,360)	(47,026)
Accumulated other comprehensive loss	(13,044)	(15,261)
Total shareholders' equity	16,386	44,383
Total liabilities and shareholders' equity	$974,083	$1,093,425
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Interest and Dividend Income
Interest and fees on loans	$11,704	$13,936	$36,345	$40,538
Interest on investment securities	640	640	1,933	2,007
Dividends on investment securities	89	110	238	416
Other interest income	381	384	1,516	1,064
Total interest and dividend income	12,814	15,070	40,032	44,025

Interest Expense
Interest on deposits	6,189	6,220	19,160	15,047
Interest on FHLB, FRB and correspondent bank borrowings	926	1,624	3,354	4,783
Interest on senior debt	290	290	869	869
Interest on subordinated debt	409	409	1,219	1,068
Interest on note payable	1	2	4	7
Total interest expense	7,815	8,545	24,606	21,774

Net interest income	4,999	6,525	15,426	22,251

Provision for credit losses	1,026	4,688	4,776	8,233

Net interest income after provision for credit losses	3,973	1,837	10,650	14,018

Non-interest Income
Loan application, inspection and processing fees	201	310	493	554
Deposit fees and service charges	78	69	398	211
Gains on sales of loans	81	3	402	169
Rental income	75	106	226	330
(Loss) gain on sale of investment securities, net	—	—	(24)	24
Digital Payments income	1,333	625	3,509	1,391
Other income	347	56	1,421	154
Total non-interest income	2,115	1,169	6,425	2,833

Non-interest Expense
Salaries and benefits	4,710	4,833	13,489	13,761
Occupancy and equipment expense	801	870	2,480	2,593
Data processing expense	321	355	981	965
Professional and other outside services	952	702	2,530	2,343
Project expenses, net	—	—	—	93
Advertising and promotional expense	105	61	239	223
Loan administration and processing expense	58	48	118	202
Regulatory assessments	386	292	890	791
Insurance expense, net	82	70	231	215
Communications, stationary and supplies	337	232	706	664
Other operating expense	644	646	1,957	1,906
Total non-interest expense	8,396	8,109	23,621	23,756

Loss before income taxes	(2,308)	(5,103)	(6,546)	(6,905)

Provision (benefit) for income taxes	24,646	(1,333)	23,788	(1,821)

Net loss	$(26,954)	$(3,770)	$(30,334)	$(5,084)

Basic loss per share	$(6.78)	$(0.95)	$(7.63)	$(1.28)
Diluted loss per share	$(6.78)	$(0.95)	$(7.63)	$(1.28)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(26,954)	$(3,770)	$(30,334)	$(5,084)
Other comprehensive income (loss)

Unrealized holding gain (loss) on securities	3,856	(3,636)	3,227	(4,143)
Income tax effect	(1,000)	938	(832)	1,069
Reclassification for realized loss (gain) on sale of investment securities	—	—	24	(24)
Income tax effect	—	—	(6)	6
Impact of update to effective tax rate	(98)	—	(196)	—
Total other comprehensive income (loss)	2,758	(2,698)	2,217	(3,092)

Comprehensive loss	$(24,196)	$(6,468)	$(28,117)	$(8,176)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2024
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2024	3,976,073	$106,735	$(50,406)	$(15,802)	$40,527
Comprehensive (loss) income:
Net loss	—	—	(26,954)	—	(26,954)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	2,758	2,758

Total comprehensive (loss) income	—	—	(26,954)	2,758	(24,196)
Share-based compensation expense	—	55	—	—	55
Balance at September 30, 2024	3,976,073	$106,790	$(77,360)	$(13,044)	$16,386

	Three Months Ended September 30, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at June 30, 2023	3,965,186	$106,611	$(44,161)	$(16,039)	$46,411
Comprehensive loss:
Net loss	—	—	(3,770)	—	(3,770)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(2,698)	(2,698)

Total comprehensive loss	—	—	(3,770)	(2,698)	(6,468)
Share-based compensation expense	—	31	—	—	31
Balance at September 30, 2023	3,965,186	$106,642	$(47,931)	$(18,737)	$39,974

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Nine Months Ended September 30, 2024
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at January 1, 2024	3,976,073	$106,670	$(47,026)	$(15,261)	$44,383
Comprehensive (loss) income:
Net loss	—	—	(30,334)	—	(30,334)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	2,217	2,217
Total comprehensive (loss) income	—	—	(30,334)	2,217	(28,117)
Share-based compensation expense	—	120	—	—	120
Balance at September 30, 2024	3,976,073	$106,790	$(77,360)	$(13,044)	$16,386

	Nine Months Ended September 30, 2023
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2023	3,965,186	$106,565	$(31,337)	$(15,645)	$59,583
Transition adjustment related to adoption of ASC326, net of tax	—	—	(11,510)	—	(11,510)
Comprehensive loss:
Net loss	—	—	(5,084)	—	(5,084)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(3,092)	(3,092)
Total comprehensive loss	—	—	(5,084)	(3,092)	(8,176)
Share-based compensation expense	—	77	—	—	77
Balance at September 30, 2023	3,965,186	$106,642	$(47,931)	$(18,737)	$39,974
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(30,334)	$(5,084)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of investment premiums and discounts, net	(113)	(82)
Amortization and accretion of purchase loan premiums and discounts, net	51	1,648
Amortization of debt issuance costs	133	133
Amortization of core deposit intangible	35	35
Amortization of servicing assets of sold SBA loans	177	92
Provision for credit losses	4,776	8,233
Depreciation and amortization	823	904
Loss (gain) on sales of available-for-sale securities	24	(24)
Gain on sale of premises and equipment	(3)	—
Share-based compensation	120	77
Decrease (increase) in deferred tax assets	23,100	(5,298)
Increase in deferred tax liabilities	723	—
Originations of loans held for sale, net	(415,600)	(21,312)
Proceeds from sale of loans held for sale	421,924	4,758
Gains on sale of loans held for sale, net	(402)	(169)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	1,287	143
(Increase) decrease in other assets	(361)	2,213
(Decrease) increase in accrued expenses and other liabilities	(1,105)	3,185
Net cash provided by (used in) operating activities	5,255	(10,548)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	2,281	1,780
Principal repayments on available-for-sale securities	2,987	3,408
Purchases of available-for-sale securities	(2,319)	(10,415)
(Purchases) Redemptions of FRB stock	(19)	178
Redemptions (purchases) of FHLB stock	729	(1,498)
Origination of loans receivable	(42,246)	(152,758)
Purchases of loans receivable	(127)	(19,751)
Payments received on loans receivable	130,767	121,962
Purchases of premises and equipment	(152)	(397)
Proceeds from sale of premises and equipment	13	—
Net cash provided by (used in) investing activities	91,914	(57,491)

Cash Flows from Financing Activities:
Decrease in deposits, net	(15,422)	(23,423)
Proceeds from FHLB daily borrowing, net	22,800	60,000
Repayments of FHLB long term borrowings	(30,000)	—
Proceeds from FRB and correspondent bank borrowings	22,000	278,500
Repayments of FRB and correspondent bank borrowings	(92,000)	(208,500)
Principal repayments of note payable	(160)	(156)
Increase in advances from borrowers for taxes and insurance	1,849	2,053
Net cash (used in) provided by financing activities	(90,933)	108,474

Net increase in cash, cash equivalents and restricted cash	6,236	40,435

Cash, cash equivalents and restricted cash at beginning of period	66,536	38,493

Cash, cash equivalents and restricted cash at end of period	$72,772	$78,928

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,182	$20,611
Cash paid for income taxes	$500	$44

Non-cash transactions:
Net change in unrealized (gain) loss on available-for-sale securities	$(2,217)	$3,092

Transfers of SBA loans held for sale to loans receivable	$5,526	$—

Transfers of loans receivable to loans held for sale	$(4,339)	$—

Capitalized servicing assets	$119	$85

Operating lease right-of-use assets / liabilities	$300	$16

(Decrease) increase in interest rate swaps	$(24)	$169

Decrease in premises and equipment recorded under other assets	$93	$—

Expected credit loss for loans - ASC 326 adoption	$—	$13,001
Expected credit loss for unfunded loan commitments - ASC 326 adoption	$—	$2,737
Deferred tax assets - ASC 326 adoption	$—	$(4,228)
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
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the remainder of 2024.
Certain prior period amounts have been reclassified to conform to current year presentation.

Note 2.    Summary of Significant Accounting Policies and Transactions
Please refer to the summary of Significant Accounting Policies included in the Company’s 2023 Annual Report on Form 10-K for a list of all policies in effect as of December 31, 2023.
Significant Transactions

Deferred Income taxes
Patriot's deferred tax assets and liabilities as of September 30, 2024 and December 31, 2023 are presented below:

(In thousands)	September 30, 2024	December 31, 2023
Deferred tax assets and liabilities:
Gross deferred tax assets	$25,129	$25,622
Less deferred tax asset valuation allowance	(25,129)	—
Total deferred tax assets	—	25,622

Gross deferred tax liabilities	(723)	(1,488)

Net deferred tax (liabilities) assets	$(723)	$24,134

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

The Company recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. Quarterly, management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets, including future reversals of existing taxable temporary differences, projected taxable income, tax-planning strategies, carryback potential if permitted, and the results of recent operations. A significant piece of objective negative evidence is the existence of a three or four year cumulative loss. Such objective negative evidence limits the ability of management to consider other subjective evidence, such as projected taxable income. When appropriate, the Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Based on our assessment performed as of September 30, 2024, we determined that a full valuation allowance was appropriate against the Company’s U.S. federal and state deferred tax assets. This resulted in an increase in income tax expense of approximately $25.1 million for the three- and nine-month periods ended September 30, 2024. Currently, the key factor on the Company’s assumption of providing 100% valuation allowance was purely based on our 3-year cumulative operating losses. Once we begin generating profits, we will re-evaluate whether providing 100% valuation allowance is appropriate or if we can reassess that allowance.

Accounting Policies
Non-interest income - Digital Payments Division
The Digital Payments Division ("DPD") provides solutions to our customers in the form of acceptance, processing and settlement of prepaid, debit, and charge card payments and accounts. Each of our customers, called Program Managers (“PMs”), signs a services agreement with the Bank with customized terms and fees. The typical fees include start-up fees and transaction fees, and the fees will vary by relationship. The start-up fees are to compensate the Bank for costs of due diligence on the PMs and the program, and to onboard the PMs and programs onto our infrastructure. The transaction fees are typically based on a charge per transaction settled, or a rate on the total dollar settlement volume in a month. The fees are billed after the activities occur and collected monthly.
The Bank receives interchange revenue from the networks, both MasterCard and Visa. The interchange revenue is a unique amount per transaction that settles to the Bank through their networks on a daily basis. As a part of the Program Manager services agreement, the Bank may share part or all of the interchange revenue with the PM. The interchange revenue is recognized as point in time transactions for the Bank and records a reduction of the revenue for any part of the interchange revenue that is shared with the PM. The networks, both MasterCard and Visa, charge fees to the merchant for utilization of the network, and the fees that are collected are paid to the Bank. The interchange rate may vary, as most transaction types have their own unique rate charged by the network at the time the purchase is completed.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3.    Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2024 and December 31, 2023 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2024:
U. S. Government agency and mortgage-backed securities	$79,082	$33	$(12,826)	$66,289
Corporate bonds	17,995	—	(3,290)	14,705
Subordinated notes	5,000	—	(601)	4,399
SBA loan pools	4,561	—	(863)	3,698
Municipal bonds	558	—	(71)	487
Total available-for-sale securities	$107,196	$33	$(17,651)	$89,578

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$80,500	$—	$(14,829)	$65,671
Corporate bonds	17,995	—	(4,229)	13,766
Subordinated notes	5,000	—	(773)	4,227
SBA loan pools	6,002	—	(965)	5,037
Municipal bonds	559	—	(73)	486
Total available-for-sale securities	$110,056	$—	$(20,869)	$89,187
The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of September 30, 2024 and December 31, 2023:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
September 30, 2024:
U. S. Government agency and mortgage-backed securities	$2,237	$(56)	$61,966	$(12,770)	$64,203	$(12,826)
Corporate bonds	—	—	14,705	(3,290)	14,705	(3,290)
Subordinated notes	—	—	4,399	(601)	4,399	(601)
SBA loan pools	—	—	3,698	(863)	3,698	(863)
Municipal bonds	—	—	487	(71)	487	(71)
Total available-for-sale securities	$2,237	$(56)	$85,255	$(17,595)	$87,492	$(17,651)

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$9,984	$(286)	$55,687	$(14,543)	$65,671	$(14,829)
Corporate bonds	—	—	13,766	(4,229)	13,766	(4,229)
Subordinated notes	—	—	4,227	(773)	4,227	(773)
SBA loan pools	—	—	5,037	(965)	5,037	(965)
Municipal bonds	—	—	486	(73)	486	(73)
Total available-for-sale securities	$9,984	$(286)	$79,203	$(20,583)	$89,187	$(20,869)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
As of September 30, 2024 and December 31, 2023, forty-eight of forty-nine and fifty of fifty available-for-sale securities had unrealized losses with an aggregate decline of (16.8)% and (19.0)% from the amortized cost of those securities, respectively.
At September 30, 2024, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of September 30, 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities at September 30, 2024. All debt securities in an unrealized loss position as of September 30, 2024 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of September 30, 2024 and December 31, 2023, available-for-sale securities of $35.6 million and $68.5 million, respectively, were pledged to the Federal Home Loan Bank ("FHLB") and Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the FHLB and FRB.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of September 30, 2024 and December 31, 2023. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
September 30, 2024:
Corporate bonds	$2,000	$15,995	$—	$17,995	$1,953	$12,752	$—	$14,705
Subordinated notes	3,000	2,000	—	5,000	2,580	1,819	—	4,399
SBA loan pools	—	—	4,561	4,561	—	—	3,698	3,698
Municipal bonds	153	405	—	558	142	345	—	487
Available-for-sale securities with stated maturity dates	5,153	18,400	4,561	28,114	4,675	14,916	3,698	23,289
U. S. Government agency and mortgage-backed securities	—	5,178	73,904	79,082	—	4,320	61,969	66,289
Total available-for-sale securities	$5,153	$23,578	$78,465	$107,196	$4,675	$19,236	$65,667	$89,578

December 31, 2023:
Corporate bonds	$2,000	$15,995	$—	$17,995	$1,947	$11,819	$—	$13,766
Subordinated notes	3,000	2,000	—	5,000	2,527	1,700	—	4,227
SBA loan pools	—	1,096	4,906	6,002	—	1,084	3,953	5,037
Municipal bonds	153	406	—	559	140	346	—	486
Available-for-sale securities with stated maturity dates	5,153	19,497	4,906	29,556	4,614	14,949	3,953	23,516
U. S. Government agency and mortgage-backed securities	—	5,222	75,278	80,500	—	4,237	61,434	65,671
Total available-for-sale securities	$5,153	$24,719	$80,184	$110,056	$4,614	$19,186	$65,387	$89,187

Note 4.    Loans Receivable and Allowance for Credit Losses
As of September 30, 2024 and December 31, 2023, loans receivable, net, consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Loan portfolio segment:
Commercial Real Estate	$452,155	$472,093
Residential Real Estate	94,579	106,783
Commercial and Industrial	134,333	163,565
Consumer and Other	68,418	99,688
Construction	3,829	4,266
Construction to Permanent - CRE	2,357	2,464
Loans receivable, gross	755,671	848,859
Allowance for credit losses	(14,984)	(15,925)
Loans receivable, net	$740,687	$832,934

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Risk characteristics of the Company’s portfolio classes include the following:
Commercial Real Estate Loans
In underwriting commercial real estate ("CRE") loans, Patriot evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loans. Repayment of such loans may be negatively impacted should the borrower default, the value of the property collateralizing the loan substantially decline, or there are declines in general economic conditions. Where the owner occupies the property, Patriot also evaluates the business’ ability to repay the loan on a timely basis and may require personal guarantees, lease assignments, and/or the guarantee of the operating company.
During the three and nine months ended September 30, 2024 and 2023, Patriot did not purchase any commercial real estate loans.
Residential Real Estate Loans
Patriot’s residential real estate loan portfolio consists primarily of purchased residential loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. During the three and nine months ended September 30, 2024, Patriot purchased $41,000 and $127,000 residential real estate loans, respectively. During the three and nine months ended 2023, Patriot did not purchase any residential real estate loans.
In 2024, the Bank reentered the residential mortgage business, began originating mortgage loans through its mortgage origination unit, Residential Mortgage Division, based in Jacksonville, Florida. These mortgage loans are typically sold to third parties. For further details, refer to Loans Held for Sale disclosures in footnote 5.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Patriot’s syndicated and leveraged loan portfolio totaled $5.7 million at both September 30, 2024 and December 31, 2023. The syndicated and leveraged loan is included in the commercial and industrial loan classification and is comprised of loan transaction led by a major financial institution, which is the Agent Bank or Lead Arranger, and is referred to as a syndicated loan or "Shared National Credit (SNC)". The SNC loan was determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
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
The Company has purchased unsecured consumer loans from a third party which are higher yielding loans of 2-5 year terms that are expected to incur an increased level of charge-offs. Loans outstanding under this program at September 30, 2024 and December 31, 2023 totaled $26.1 million and $48.5 million, respectively. No loans were purchased under this program for three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Bank purchased $1.8 million and $15.4 million unsecured consumer loans, respectively.
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
During the three and nine months ended September 30, 2024, Patriot did not purchase any home equity line of credit loans (“HELOC”). During the three and nine months ended September 30, 2023, the Bank purchased HELOC loans of $1.5 million and $4.4 million, respectively.
Construction Loans
Construction loans are of a short-term nature, generally of eighteen months or less, that are secured by land and improvements intended for commercial, residential, or mixed-use development. Loan proceeds may be used for the acquisition of or improvements to the land under development and funds are generally disbursed as phases of construction are completed.
Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and financial strength of the builder, the type and location of the property, and other factors. Construction loans tend to be personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by an inability to complete construction, a downturn in the market for new construction, by a significant increase in interest rates, or by decline in general economic conditions. The construction loans outstanding at September 30, 2024 and December 31, 2023 totaled $3.8 million and $4.3 million, respectively.
Construction to Permanent - Commercial Real Estate
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Small Business Administration ("SBA") Loans
Patriot originates SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2021, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $31.0 million and $30.0 million as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024, $5.5 million SBA loans previously classified as held for sale were transferred to held for investment. No held for sale SBA loans were transferred to held for investment during the nine months ended September 30, 2023.
Small Business Administration Paycheck Protection Program
Under the Paycheck Protection Program of the CARES Act, small business loans were authorized to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt. The loans are provided through participating financial institutions that process loan applications and service the loans. The Bank participated in the SBA’s Paycheck Protection Program in 2021. Paycheck Protection Program loans totaled $130,000 and $133,000 as of September 30, 2024 and December 31, 2023, respectively, which are included in the commercial and industrial loan classifications.

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
The Company estimates expected credit losses for pooled loans using a modeling method that incorporates probability of default ("PD") and loss given default ("LGD"). The PD model employs a quarterly risk-rating transition method to estimate the probability of default by simulating loan downgrades and assigning increasing default probabilities to each loan. This captures the likelihood that borrowers will be unable to repay their loans according to the original terms. The LGD calculation considers characteristics such as collateral value and vintage, underlying collateral characteristics (e.g., CRE vs. residential, owner-occupied vs. investment), a floor for the LGD calculation (minimum loss in event of default regardless of collateral protection), and other relevant underwriting characteristics. Also calculated is the exposure at default. The probability of default is multiplied by the loss given default and the exposure at default. This calculation is forecasted for every year remaining in the life of each loan, and the results are aggregated to determine the necessary level of ACL for the pooled loans. Forecasted exposure at default can be influenced by prepayments speeds, which management elected to discount in part to reflect the expectation of slower voluntary prepayments in the face of an increasing interest rate environment.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
The Company maintains an ACL for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $177,000 at September 30, 2024 and $271,000 at December 31, 2023, respectively.
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the three months ended September 30, 2024 and 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
Three Months Ended September 30, 2024
Allowance for credit losses:
June 30, 2024	$7,958	$678	$1,215	$5,133	$5	$—	$14,989
Charge-offs	(124)	—	(122)	(1,266)	—	—	(1,512)
Recoveries	—	—	160	263	—	—	423
Provisions (credits)	1,211	(70)	(197)	143	(3)	—	1,084	(1)
September 30, 2024	$9,045	$608	$1,056	$4,273	$2	$—	$14,984

Three Months Ended September 30, 2023
Allowance for credit losses:
June 30, 2023	$10,039	$1,027	$1,673	$11,275	$33	$51	$24,098
Charge-offs	—	(113)	(423)	(3,012)	—	—	(3,548)
Recoveries	—	3	9	306	—	—	318
Provisions (credits)	3,321	171	149	1,127	(31)	63	4,800	(2)
September 30, 2023	$13,360	$1,088	$1,408	$9,696	$2	$114	$25,668
(1) The provision on credit losses included in the above table for the three months ended September 30, 2024 does not include the credit on unfunded loan commitments of $58,000.
(2) The provision on credit losses included in the above table for the three months ended September 30, 2023 does not include the credit on unfunded loan commitments of $112,000.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the nine months ended September 30, 2024 and 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
Nine Months Ended September 30, 2024
Allowance for credit losses:
December 31, 2023	$6,089	$607	$1,269	$7,843	$4	$113	$—	$15,925
Charge-offs	(282)	(21)	(936)	(5,638)	—	—	—	(6,877)
Recoveries	—	—	238	828	—	—	—	1,066
Provisions (credits)	3,238	22	485	1,240	(2)	(113)	—	4,870	(3)
September 30, 2024	$9,045	$608	$1,056	$4,273	$2	$—	$—	$14,984

Nine Months Ended September 30, 2023
Allowance for credit losses:
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
Impact of ASC 326 Adoption	1,626	189	219	10,977	(4)	29	(35)	13,001
Charge-offs	—	(113)	(429)	(7,324)	(150)	—	—	(8,016)
Recoveries	—	14	25	739	—	—	—	778
Provisions (credits)	4,768	333	190	4,097	132	75	—	9,595	(4)
September 30, 2023	$13,360	$1,088	$1,408	$9,696	$2	$114	$—	$25,668
(3) The provision on credit losses for the nine months ended September 30, 2024 does not include the credit on unfunded loan commitments of $94,000.
(4) The provision on credit losses for the nine months ended September 30, 2023 does not include the credit on unfunded loan commitments of $1.4 million.
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for allowance for credit losses as of September 30, 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
September 30, 2024
Allowance for credit losses:
Individually evaluated loans	$7,010	$—	$—	$—	$—	$—	$7,010
Collectively evaluated loans	2,035	608	1,056	4,273	2	—	7,974
Total allowance for credit losses	$9,045	$608	$1,056	$4,273	$2	$—	$14,984

Loans receivable, gross:
Individually evaluated loans	$28,254	$—	$4,378	$—	$—	$2,357	$34,989
Collectively evaluated loans	423,901	94,579	129,955	68,418	3,829	—	720,682
Total loans receivable, gross	$452,155	$94,579	$134,333	$68,418	$3,829	$2,357	$755,671

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize, by loan portfolio, the amount of loans receivable evaluated individually and collectively for allowance for credit losses as of December 31, 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
December 31, 2023
Allowance for credit losses:
Individually evaluated loans	$3,813	$—	$392	$—	$—	$—	$4,205
Collectively evaluated loans	2,276	607	877	7,843	4	113	11,720
Total allowance for credit losses	$6,089	$607	$1,269	$7,843	$4	$113	$15,925

Loans receivable, gross:
Individually evaluated loans	$12,775	$—	$3,904	$—	$454	$—	$17,133
Collectively evaluated loans	459,318	106,783	159,661	99,688	3,812	2,464	831,726
Total loans receivable, gross	$472,093	$106,783	$163,565	$99,688	$4,266	$2,464	$848,859
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Vintage Analysis
The following tables summarize loan amortized cost by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of September 30, 2024:

	Term of Loans by Origination
As of September 30, 2024:	2024	2023	2022	2021	2020	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$106,912	$130,761	$89,463	$3,331	$74,427	$—	$404,894
Special mention	—	—	12,693	899	—	436	—	14,028
Substandard	—	867	3,974	17,252	233	10,907	—	33,233
Total	—	107,779	147,428	107,614	3,564	85,770	—	452,155
Current period gross charge-offs	—	—	—	—	—	282	—	282
Residential Real Estate:
Pass	373	—	1,227	2,831	9,633	77,192	741	91,997
Special mention	—	—	—	—	1,053	1,398	—	2,451
Substandard	—	—	—	—	—	131	—	131
Total	373	—	1,227	2,831	10,686	78,721	741	94,579
Current period gross charge-offs	—	—	—	—	—	21	—	21
Commercial and Industrial:
Pass	872	2,785	14,230	20,564	1,003	6,337	78,612	124,403
Special mention	—	5	19	40	—	887	750	1,701
Substandard	—	263	505	843	5,706	808	104	8,229
Total	872	3,053	14,754	21,447	6,709	8,032	79,466	134,333
Current period gross charge-offs	—	—	—	—	—	936	—	936
Consumer and Other:
Pass	282	3,247	20,085	2,346	—	16,517	24,545	67,022
Substandard	—	59	459	19	—	424	435	1,396
Total	282	3,306	20,544	2,365	—	16,941	24,980	68,418
Current period gross charge-offs	—	253	4,900	485	—	—	—	5,638
Construction:
Pass	—	—	—	3,829	—	—	—	3,829
Total	—	—	—	3,829	—	—	—	3,829
Construction to Permanent - CRE:
Substandard	—	—	—	2,357	—	—	—	2,357
Total	—	—	—	2,357	—	—	—	2,357

Total loans	$1,527	$114,138	$183,953	$140,443	$20,959	$189,464	$105,187	$755,671
Total Current period gross charge-offs	$—	$253	$4,900	$485	$—	$1,239	$—	$6,877

Loans receivable, gross:
Pass	$1,527	$112,944	$166,303	$119,033	$13,967	$174,473	$103,898	$692,145
Special mention	—	5	12,712	939	1,053	2,721	750	18,180
Substandard	—	1,189	4,938	20,471	5,939	12,270	539	45,346
Total Loans receivable, gross	$1,527	$114,138	$183,953	$140,443	$20,959	$189,464	$105,187	$755,671
Current period gross charge-offs	$—	$253	$4,900	$485	$—	$1,239	$—	$6,877

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of September 30, 2024:

(In thousands)	Performing (Accruing) Loans
As of September 30, 2024:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$185	$—	$—	$185	$401,524	$401,709	$3,185	$404,894
Special mention	770	—	—	770	13,258	14,028	—	14,028
Substandard	306	—	3,979	4,285	3,878	8,163	25,070	33,233
	1,261	—	3,979	5,240	418,660	423,900	28,255	452,155
Residential Real Estate:
Pass	—	—	—	—	91,997	91,997	—	91,997
Special mention	—	—	—	—	2,451	2,451	—	2,451
Substandard	—	—	—	—	—	—	131	131
	—	—	—	—	94,448	94,448	131	94,579
Commercial and Industrial:
Pass	—	1,111	—	1,111	120,184	121,295	3,108	124,403
Special mention	19	—	—	19	1,682	1,701	—	1,701
Substandard	604	350	—	954	5,986	6,940	1,289	8,229
	623	1,461	—	2,084	127,852	129,936	4,397	134,333
Consumer and Other:
Pass	810	508	—	1,318	65,704	67,022	—	67,022
Substandard	—	—	—	—	—	—	1,396	1,396
	810	508	—	1,318	65,704	67,022	1,396	68,418
Construction:
Pass	—	—	—	—	3,829	3,829	—	3,829
	—	—	—	—	3,829	3,829	—	3,829
Construction to Permanent - CRE:
Substandard	—	—	—	—	—	—	2,357	2,357
	—	—	—	—	—	—	2,357	2,357

Total	$2,694	$1,969	$3,979	$8,642	$710,493	$719,135	$36,536	$755,671

Loans receivable, gross:
Pass	$995	$1,619	$—	$2,614	$683,238	$685,852	$6,293	$692,145
Special mention	789	—	—	789	17,391	18,180	—	18,180
Substandard	910	350	3,979	5,239	9,864	15,103	30,243	45,346
Loans receivable, gross	$2,694	$1,969	$3,979	$8,642	$710,493	$719,135	$36,536	$755,671
As of September 30, 2024, the loan 90 days past due and still accruing of $4.0 million, represented a 50% participation in a matured CRE loan for which an extension has been agreed to in exchange for a principal reduction and cash collateral, both of which have been deposited with lead bank pending documentation.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize performing and non-performing loans (i.e., non-accruing) receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2023:

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of September 30, 2024 and December 31, 2023:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of September 30, 2024:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$3,185	$3,185	$—	$3,185
Substandard	—	—	16,055	16,055	9,015	25,070
Residential Real Estate:
Substandard	—	—	131	131	—	131
Commercial and Industrial:
Pass	—	—	2,660	2,660	448	3,108
Substandard	—	4	991	995	294	1,289
Consumer and Other:
Substandard	—	1	1,395	1,396	—	1,396
Construction to permanent - CRE:
Substandard	—	—	2,357	2,357	—	2,357
Total non-accruing loans	$—	$5	$26,774	$26,779	$9,757	$36,536

As of December 31, 2023:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$1,629	$1,629	$—	$1,629
Substandard	—	770	439	1,209	9,937	11,146
Commercial and Industrial:
Pass	—	—	2,054	2,054	929	2,983
Substandard	—	371	535	906	32	938
Consumer and Other:
Substandard	—	16	887	903	74	977
Construction:
Substandard	—	—	—	—	454	454
Total non-accruing loans	$—	$1,157	$5,544	$6,701	$11,426	$18,127
The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer loans are typically charged-off when they become 120 days past due (180 days for open ended consumer credit). Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off, at an earlier date, if collection of principal or interest is considered doubtful.
All interest accrued, but not collected for loans that are placed on non-accrual status or charged-off, is reversed against interest income. The interest on these loans is generally accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, after at least six months of timely payment history. The Bank considers loans under $100,000 and consumer installment loans to be pools of smaller homogeneous loan balances, and therefore are collectively evaluated for credit losses, and not individually measured for credit losses.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $894,000 and $2.2 million would have been recognized during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, additional interest income (net of cash collected) of approximately $328,000 and $605,000 would have been recognized, respectively.
Interest income collected and recognized on non-accruing loans for the three and nine months ended September 30, 2024 was $325,000 and $543,000, respectively. During the three and nine months ended September 30, 2023, interest income collected and recognized on non-accruing loans was $152,000 and $396,000, respectively.
Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024			December 31, 2023
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$3,808	$4,498	$—	$2,838	$5,879	$—
Commercial and Industrial	4,378	5,432	—	2,266	2,899	—
Construction	—	—	—	454	461	—
Construction to permanent - CRE	2,357	2,476	—	—	—	—
	10,543	12,406	—	5,558	9,239	—
With a related allowance recorded:
Commercial Real Estate	24,446	25,367	7,010	9,937	10,137	3,813
Commercial and Industrial	—	—	—	1,638	3,159	392
	24,446	25,367	7,010	11,575	13,296	4,205

Individually evaluated loans, Total:
Commercial Real Estate	28,254	29,865	7,010	12,775	16,016	3,813
Commercial and Industrial	4,378	5,432	—	3,904	6,058	392
Construction	—	—	—	454	461	—
Construction to permanent - CRE	2,357	2,476	—	—	—	—
Total	$34,989	$37,773	$7,010	$17,133	$22,535	$4,205

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes additional information regarding individually evaluated loans by class for the three and nine months ended September 30, 2024 and 2023:

	Three Month Ended September 30,				Nine Months Ended September 30,
(In thousands)	2024		2023		2024		2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$3,923	$—	$384	$—	$3,922	$—	$591	$—
Residential Real Estate	—	—	183	—	—	—	694	—
Commercial and Industrial	4,479	125	3,246	97	3,720	236	2,639	212
Consumer and Other	—	—	—	—	—	—	205	—
Construction	—	—	362	—	—	—	840	—
Construction to permanent - CRE	2,357	—	—	—	2,411	—	—	—
	10,759	125	4,175	97	10,053	236	4,969	212
With a related allowance recorded:
Commercial Real Estate	24,627	59	10,405	—	25,018	274	13,833	15
Residential Real Estate	—	—	1,352	—	—	—	1,514	—
Commercial and Industrial	—	—	4,052	55	—	—	3,821	169
Consumer and Other	—	—	18	—	—	—	7	—
	24,627	59	15,827	55	25,018	274	19,175	184
Individually evaluated loans, Total:
Commercial Real Estate	28,550	59	10,789	—	28,940	274	14,424	15
Residential Real Estate	—	—	1,535	—	—	—	2,208	—
Commercial and Industrial	4,479	125	7,298	152	3,720	236	6,460	381
Consumer and Other	—	—	18	—	—	—	212	—
Construction	—	—	362	—	—	—	840	—
Construction to permanent - CRE	2,357	—	—	—	2,411	—	—	—
Total	$35,386	$184	$20,002	$152	$35,071	$510	$24,144	$396
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
During the three and nine months ended September 30, 2024 and 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and nine months ended September 30, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. As of September 30, 2024 and December 31, 2023, there were no commitments to advance additional funds under the modified loans.

Note 5.    Loans Held for Sale
SBA Loans held for sale
SBA Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of September 30, 2024, there were no SBA loans held for sale. There were $9.9 million SBA loans held for sale at December 31, 2023, consisting of $3.5 million SBA commercial and industrial loans and $6.4 million SBA commercial real estate loans. During the three and nine months ended September 30, 2024, $5.5 million SBA loans previously classified as held for sale were transferred to held for investment. No SBA held for sale loans were transferred to held for investment in the three and nine months ended September 30, 2023.
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
Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by a third party, amounted to approximately $46.0 million and $47.5 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the servicing asset has a carrying value of $791,000 and $857,000, respectively, and fair value of $848,000 and $932,000, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents an analysis of the activity in the SBA servicing assets for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Three Month Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$790	$882	$857	$886
Servicing rights capitalized	38	27	111	85
Servicing rights amortized	(15)	(23)	(49)	(45)
Servicing rights disposed	(22)	(7)	(128)	(47)
Ending balance	$791	$879	$791	$879
Loans held for sale - Consumer Loans
The Bank's Digital Payments Division has entered into a Program Management Agreement with a Buyer. Under the agreement, Patriot originates various types of consumer loans that are marketed by the buyer. As of September 30, 2024 and December 31, 2023, the Bank had credit card loans held for sale totaling $10.2 million and $10.8 million, respectively. The credit card loans expected to be held for no longer than three days before being sold to the buyer. The credit card loans are fully cash-secured by deposits at Patriot. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.
Loans held for sale Residential Mortgage Loans
In 2024, the Bank reentered the residential mortgage business. The Residential Mortgage Division, located in Jacksonville, FL, generates the loans and typically sells them to third parties. As of September 30, 2024, the Company reported residential mortgage loans held for sale totaling $3.5 million. These loans are recorded at the lower of aggregate cost or market value. For the three and nine months ended September 30, 2024, a total gain on sale of $10,000 and $24,000 was recorded, respectively. A servicing asset of $8,000 was recognized for the three and nine months ended September 30, 2024.

Note 6.    Deposits
The following table presents the balance of deposits held, by category as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Non-interest bearing	$91,583	$110,056

Interest bearing:
Negotiable order of withdrawal accounts	27,984	33,035
Savings deposits	38,824	44,104
Interest bearing DDA	183,132	171,577
Money market	178,479	200,280
Certificates of deposit, $250,000 or less	167,788	175,988
Certificates of deposit, more than $250,000	65,022	64,745
Brokered deposits	72,077	40,526
Interest bearing, Total	733,306	730,255

Total Deposits	$824,889	$840,311
The deposits from Digital Payments Division are included in the non-interest-bearing deposits, interest bearing DDA and money market deposits, and totaled approximately $235.1 million and $213.4 million as of September 30, 2024 and December 31, 2023, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
As of September 30, 2024, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	Certificates of Deposit $250,000 or less	Certificates of Deposit more than $250,000	Brokered Deposits	Total
1 year or less	$143,289	$52,906	$17,334	$213,529
More than 1 year through 2 years	20,292	9,464	49,701	79,457
More than 2 years through 3 years	3,935	2,652	5,042	11,629
More than 3 years through 4 years	69	—	—	69
More than 4 years through 5 years	203	—	—	203
	$167,788	$65,022	$72,077	$304,887

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
As of September 30, 2024 and December 31, 2023, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other noninterest income on the Consolidated Statements of Operations during the three and nine months ended September 30, 2024 and 2023.
Information about the valuation methods used to measure the fair value of derivatives is provided in Note 13 to the Consolidated Financial Statements.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
September 30, 2024
Classified in Other Assets:
3rd party interest rate swap	$1,300	4.80	4.38%	1 Mo. SOFR + 2.00%	$50

Classified in Other Liabilities:
Customer interest rate swap	1,300	4.80	4.38%	1 Mo. SOFR + 2.00%	(50)

December 31, 2023
Classified in Other Assets:
3rd party interest rate swap	1,327	5.50	4.38%	1 Mo. SOFR + 2.00%	74

Classified in Other Liabilities:
Customer interest rate swap	1,327	5.50	4.38%	1 Mo. SOFR + 2.00%	(74)

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
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of September 30, 2024, 74,540 shares of stock were available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.
The following is a summary of the status of the Company’s restricted shares and changes for the three and nine months ended September 30, 2024 and 2023:

Three months ended September 30, 2024:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2024	108,839	$4.16
Granted	53,125	$1.60
Unvested at September 30, 2024	161,964	$3.32

Nine months ended September 30, 2024:
Unvested at December 31, 2023	17,506	$6.09
Granted	144,458	$2.98
Unvested at September 30, 2024	161,964	$3.32

Three months ended September 30, 2023	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2023	22,660	$7.11
Granted	4,761	$9.04
Unvested at September 30, 2023	27,421	$7.45

Nine months ended September 30, 2023:
Unvested at December 31, 2022	22,660	$7.11
Granted	4,761	$9.04
Unvested at September 30, 2023	27,421	$7.45
The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of September 30, 2024 amounted to $493,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.4 years.
For the three and nine months ended September 30, 2024, the Company recognized total share-based compensation expense of $55,000 and $120,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $43,000 and $88,000, respectively. Included in share-based compensation expense attributable to Patriot’s external directors, were $12,000 and $32,000, respectively. The directors received total compensation of $56,000 and $184,000 respectively, which amounts are included in other operating expenses in the consolidated statements of operations.
For the three and nine months ended September 30, 2023, the Company recognized total share-based compensation expense of $31,000 and $77,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $14,000 and $42,000, respectively. Included in share-based compensation expense were $16,000 and $34,000 attributable to Patriot’s external directors, who received total compensation of $73,000 and $181,000 for each of those periods, respectively.
Dividends
The Company has not paid any dividends since 2020 and has no present plans to pay dividends.
Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three and nine months ended September 30, 2024, Patriot made matching contributions to the 401(k) Plan of $68,000 and $236,000, respectively. During the three and nine months ended September 30, 2023, compensation expense under the 401(k) aggregated $71,000 and $228,000, respectively.

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
The following table summarizes the computation of basic and diluted loss per share for the three and nine months ended September 30, 2024 and 2023:

(Net loss in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Basis loss per share:
Net loss attributable to Common shareholders	$(26,954)		$(3,770)		$(30,334)		$(5,084)
Divided by:
Weighted average shares outstanding	3,976,073		3,965,186		3,976,073		3,965,186

Basic loss per share of common stock	$(6.78)		$(0.95)		$(7.63)		$(1.28)

Diluted loss per share:
Net loss attributable to Common shareholders	$(26,954)		$(3,770)		$(30,334)		$(5,084)

Weighted average shares outstanding	3,976,073		3,965,186		3,976,073		3,965,186

Effect of potentially dilutive restricted shares of common stock	—	(1)	—	(2)	—	(3)	—	(4)

Divided by:
Weighted average diluted shares outstanding	3,976,073		3,965,186		3,976,073		3,965,186

Diluted loss per share of common stock	$(6.78)		$(0.95)		$(7.63)		$(1.28)

(1)	The weighted average diluted shares outstanding does not include 91,697 anti-dilutive restricted shares of common stock for the three months ended September 30, 2024.
(2)	The weighted average diluted shares outstanding does not include 1,651 anti-dilutive restricted shares of common stock for the three months ended September 30, 2023.
(3)	The weighted average diluted shares outstanding does not include 44,296 anti-dilutive restricted shares of common stock for the nine months ended September 30, 2024.
(4)	The weighted average diluted shares outstanding does not include 3,009 anti-dilutive restricted shares of common stock for the nine months ended September 30, 2023.

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
Financial instruments with credit risk at September 30, 2024 and December 31, 2023 are as follows:

(In thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit:
Unused lines of credit	$70,762	$63,435
Undisbursed construction loans	861	2,607
Home equity lines of credit	24,997	26,488
	$96,620	$92,530
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $177,000 and $271,000 as of September 30, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other liabilities.
Standby letters of credit are written commitments issued by Patriot to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.
As of September 30, 2024, the Bank has an irrevocable stand-by letter of credit for a maximum of $45 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary, which expires on April 30, 2025.

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
Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 5%. However, regardless of a financial institution’s ratios, the OCC may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conversation buffer of 2.5% has been included in the minimum capital adequacy ratios as of September 30, 2024.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company and Bank’s regulatory capital amounts and ratios at September 30, 2024 and December 31, 2023 are summarized as follows:

		September 30, 2024				December 31, 2023
		Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual		$61,681	7.82%	$73,206	9.29%	$89,727	10.00%	$100,683	11.22%
To be Well Capitalized	(1)	—	—	78,837	10.00%	—	—	89,732	10.00%
For capital adequacy with Capital Buffer	(2)	—	—	82,779	10.50%	—	—	94,218	10.50%
For capital adequacy		63,090	8.00%	63,070	8.00%	71,788	8.00%	71,785	8.00%

Tier 1 Capital (to risk weighted assets):
Actual		43,018	5.45%	64,543	8.19%	73,282	8.17%	94,238	10.50%
To be Well Capitalized	(1)	—	—	63,070	8.00%	—	—	71,785	8.00%
For capital adequacy with Capital Buffer	(2)	—	—	67,012	8.50%	—	—	76,272	8.50%
For capital adequacy		47,317	6.00%	47,302	6.00%	53,841	6.00%	53,839	6.00%

Common Equity Tier 1 Capital (to risk weighted assets):
Actual		35,018	4.44%	64,543	8.19%	65,282	7.27%	94,238	10.50%
To be Well Capitalized	(1)	—	—	51,244	6.50%	—	—	58,325	6.50%
For capital adequacy with Capital Buffer	(2)	—	—	55,186	7.00%	—	—	62,812	7.00%
For capital adequacy		35,488	4.50%	35,477	4.50%	40,381	4.50%	40,379	4.50%

Tier 1 Leverage Capital (to average assets):
Actual		43,018	4.35%	64,543	6.53%	73,282	6.76%	94,238	8.70%
To be Well Capitalized	(1)	—	—	49,383	5.00%	—	—	54,170	5.00%
For capital adequacy		39,516	4.00%	39,506	4.00%	43,339	4.00%	43,336	4.00%
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
As of September 30, 2024, the Bank did not meet all of its regulatory capital requirements. The common equity tier 1 capital was $64.5 million, or 8.19% of risk-weighted assets, below the required level of 10.00%. The Tier 1 capital was $64.5 million, or 8.19% of risk-weighted assets, also below the required level of 10.00%. The Tier 1 leverage capital was $64.5 million, or 6.53% of average assets, falling short of the required 9.00%. The total risk-based capital was $73.2 million, or 9.29% of risk-weighted assets, below the required 11.50%. During 2024, the Bank significantly reduced its total and risk-based assets to work towards achieving the IMCR targets. This trend will continue into the remainder of 2024 with a goal of achieving the IMCR targets.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both September 30, 2024 and December 31, 2023 due to its short-term nature.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of September 30, 2024 and December 31, 2023:

(In thousands)		September 30, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,718	$2,718	$2,195	$2,195
Interest-bearing deposits due from banks	Level 1	70,013	70,013	50,322	50,322
Restricted cash	Level 1	41	41	14,019	14,019
Available-for-sale securities	Level 2	78,437	78,437	78,925	78,925
Available-for-sale securities	Level 3	11,141	11,141	10,262	10,262
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,109	2,109	2,090	2,090
Federal Home Loan Bank stock	Level 2	3,473	3,473	4,202	4,202
Loans receivable, net	Level 3	740,687	719,395	832,934	812,856
Loans held for sale	Level 2	13,658	13,658	20,767	21,557
SBA servicing assets	Level 3	791	848	857	932
Other real estate owned	Level 2	2,843	2,843	2,843	2,843
Accrued interest receivable	Level 2	5,932	5,932	7,219	7,219
Interest rate swap receivable	Level 2	50	50	74	74

Financial assets, total		$936,343	$915,108	$1,031,159	$1,011,946

Financial Liabilities:
Demand deposits	Level 2	$91,583	$91,583	$110,056	$110,056
Negotiable order of withdrawal accounts	Level 2	27,984	27,984	33,035	33,035
Savings deposits	Level 2	38,824	38,824	44,104	44,104
Interest bearing DDA	Level 2	183,132	183,132	171,577	171,577
Money market deposits	Level 2	178,479	178,479	200,280	200,280
Time deposits	Level 2	232,810	232,294	240,733	239,655
Brokered deposits	Level 1	72,077	70,995	40,526	40,453
FHLB, FRB and correspondent bank borrowings	Level 2	93,800	93,800	171,000	170,171
Senior notes	Level 2	11,827	11,669	11,723	11,397
Subordinated debt	Level 2	9,891	9,888	9,869	10,102
Junior subordinated debt owed to unconsolidated trust	Level 2	8,144	8,144	8,137	8,137
Note payable	Level 3	216	210	376	362
Accrued interest payable	Level 2	525	525	1,235	1,235
Interest rate swap liability	Level 2	50	50	74	74

Financial liabilities, total		$949,342	$947,577	$1,042,725	$1,040,638
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
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of September 30, 2024 and December 31, 2023:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2024:
U. S. Government agency and mortgage-backed securities	$—	$66,289	$—	$66,289
Corporate bonds	—	3,564	11,141	14,705
Subordinated notes	—	4,399	—	4,399
SBA loan pools	—	3,698	—	3,698
Municipal bonds	—	487	—	487
Available-for-sale securities	$—	$78,437	$11,141	$89,578

Interest rate swap receivable	$—	$50	$—	$50

Interest rate swap liability	$—	$50	$—	$50

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$—	$65,671	$—	$65,671
Corporate bonds	—	3,504	10,262	13,766
Subordinated notes	—	4,227	—	4,227
SBA loan pools	—	5,037	—	5,037
Municipal bonds	—	486	—	486
Available-for-sale securities	$—	$78,925	$10,262	$89,187

Interest rate swap receivable	$—	$74	$—	$74

Interest rate swap liability	$—	$74	$—	$74
Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.
As of September 30, 2024 and December 31, 2023, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three and nine months ended September 30, 2024 and 2023, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The reconciliation of the beginning and ending balances during the three and nine months ended September 30, 2024 and 2023 for Level 3 available-for-sale securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Level 3 fair value, beginning of period	$10,365	$9,882	$10,262	$9,427
Purchases	—	—	—	—
Realized gain (loss)	—	—	—	—
Unrealized (loss) gain	776	(11)	879	444
Transfers in and /or out of Level 3	—	—	—	—
Level 3 fair value, end of period	$11,141	$9,871	$11,141	$9,871
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2024:
Individually evaluated loans, net	$27,979	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	848	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2023:
Individually evaluated loans, net	$12,928	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

SBA servicing assets	932	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
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
The estimated fair value amounts have been measured as of September 30, 2024 and December 31, 2023, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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
(26)the premiums paid for the guaranteed portion of SBA loans by third party investors; and
(27)our ability to meet regulatory capital requirements.

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

Summary
The Company reported net loss of $27.0 million ($6.78 basic and diluted loss per share) for the quarter ended September 30, 2024, compared to a net loss of $3.8 million ($0.95 basic and diluted loss per share) for the quarter ended September 30, 2023. The $23.2 million increase in net loss for the quarter was primarily driven by a full valuation allowance on deferred tax assets ("DTA") of $25.1 million, see Note 2 - Summary of Significant Accounting Policies for more information. This increase was partially offset by a pretax $3.7 million reduction in provision for credit losses and a pretax $1.5 million decrease in net interest income.
For the nine months ended September 30, 2024, the net loss was $30.3 million, or $7.63 basic and diluted loss per share, compared to a net loss of $5.1 million, ($1.28 basic and diluted loss per share) for the nine months ended September 30, 2023. This represents a year-over-year increase in net loss of $25.3 million. The primary driver of this increase was the same $25.1 million DTA valuation allowance, see Note 2 - Summary of Significant Accounting Policies for more information. This increase is offset by fluctuations including lower pretax net interest income of $6.8 million, lower pretax provision for credit losses of $3.5 million and higher pretax noninterest income of $3.6 million, primarily from revenue on the Digital Payments Division.

FINANCIAL CONDITION
Total assets decreased $119.3 million to $974.1 million as of September 30, 2024, compared to $1.09 billion at December 31, 2023, primarily due to the decline in loans receivable of $93.2 million as of September 30, 2024.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash increased from $66.5 million at December 31, 2023 to $72.8 million at September 30, 2024. The increase in 2024 reflects the intention to boost balance sheet liquidity. For further details, refer to the Consolidated Statements of Cash Flows.

Investments
The following table is a summary of the Company’s investment securities portfolio, at fair value, at the dates shown:

	September 30,	December 31,	Increase /(Decrease)
(In thousands)	2024	2023	($)	(%)

U. S. Government agency and mortgage-backed securities	$66,289	$65,671	$618	0.94%
Corporate bonds	14,705	13,766	939	6.82%
Subordinated notes	4,399	4,227	172	4.07%
SBA loan pools	3,698	5,037	(1,339)	(26.58)%
Municipal bonds	487	486	1	0.21%
Total available-for-sale securities, at fair value	89,578	89,187	391	0.44%

Other investments, at cost	4,450	4,450	—	—%

Total investment securities	$94,028	$93,637	$391	0.42%
Total investments increased by $0.4 million, from $93.6 million at December 31, 2023 to $94.0 million at September 30, 2024. The increase in the nine months ended September 30, 2024 was primarily attributable to a $2.3 million increase in purchase of available-for-sale securities and a $3.3 million unrealized gain on securities, partially offset by the sale and repayment of securities totaling $5.3 million. During the nine months ended September 30, 2024, the Bank sold available-for-sale securities of $2.3 million and recognized a net loss of $24,000.

Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$452,155	59.83%	472,093	55.62%
Residential Real Estate	94,579	12.52%	106,783	12.58%
Commercial and Industrial	134,333	17.78%	163,565	19.27%
Consumer and Other	68,418	9.05%	99,688	11.74%
Construction	3,829	0.51%	4,266	0.50%
Construction to permanent - CRE	2,357	0.31%	2,464	0.29%
Loans receivable, gross	755,671	100.00%	848,859	100.00%
Allowance for credit losses	(14,984)		(15,925)
Loans receivable, net	$740,687		$832,934

The Company’s loan portfolio decreased $93.2 million, from $848.9 million at December 31, 2023 to $755.7 million at September 30, 2024. The Company has continued the trend of restricting loan growth and allowing loans to pay down as the balance sheet is reduced in order to strengthen capital ratios.

SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of September 30, 2024 and December 31, 2023, SBA loans included in the commercial and industrial loans were $11.6 million and $17.1 million, respectively. SBA loans included in the commercial real estate loans were $19.5 million and $12.9 million, respectively.
At September 30, 2024, the net loan to deposit ratio was 89.8% and the net loan to total assets ratio was 76.0%. At December 31, 2023, these ratios were 99.1% and 76.2%, respectively.
The following table provides the composition of the commercial real estate loan portfolio segment as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
Commercial Real Estate
CRE owner occupied	$85,345	18.88%	$83,120	17.61%
CRE multifamily	80,683	17.84%	82,342	17.44%
CRE office	62,959	13.92%	61,368	13.00%
CRE retail	56,787	12.56%	63,918	13.54%
Other CRE non-owner occupied	166,381	36.80%	181,345	38.41%
Total	$452,155	100.00%	$472,093	100.00%

The following table provides the commercial real estate loan portfolio segment by geographic concentrations as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024		December 31, 2023
	Amount	%	Amount	%
New York	$224,064	49.55%	$241,711	51.20%
Connecticut	103,911	22.98%	111,523	23.62%
New Jersey	36,858	8.15%	37,277	7.90%
Outside Market (1)	87,322	19.31%	81,582	17.28%

Total Commercial Real Estate	$452,155	100.00%	$472,093	100.00%
(1) Outside Market consists of loans in all other states, none of which are greater than 5% of the total.

Allowance for Credit Losses ("ACL") on Loans
The allowance for credit losses on loans was $15.0 million as of September 30, 2024, compared to $15.9 million as of December 31, 2023, a reduction of $941,000. The decrease in allowance was mainly due to reduction in loan balances and the recognition of charge-offs on the unsecured consumer loan portfolio. Based upon the overall assessment and evaluation of the loan portfolio at September 30, 2024, management believes $15.0 million in the allowance for credit losses, which represented 1.98% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.
The following table provides detail of activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023

Balance at beginning of the period	$14,989	$24,098	$15,925	$10,310
Charge-offs:
Commercial Real Estate	(124)	—	(282)	—
Residential Real Estate	—	(113)	(21)	(113)
Commercial and Industrial	(122)	(423)	(936)	(429)
Consumer and Other	(1,266)	(3,012)	(5,638)	(7,324)
Construction	—	—	—	(150)
Total charge-offs	(1,512)	(3,548)	(6,877)	(8,016)
Recoveries:
Residential Real Estate	—	3	—	14
Commercial and Industrial	160	9	238	25
Consumer and Other	263	306	828	739
Total recoveries	423	318	1,066	778

Net charge-offs	(1,089)	(3,230)	(5,811)	(7,238)

Impact of CECL adoption	—	—	—	13,001
Provision for credit losses	1,084	4,800	4,870	9,595
Balance at end of the period	$14,984	$25,668	$14,984	$25,668

Ratios:
Net charge-offs to average loans (annualized)	(0.56)%	(1.40)%	(0.96)%	(1.07)%
Allowance for credit losses to total loans	1.98%	2.88%	1.98%	2.88%
Allowance for credit losses to nonaccrual loans	41.01%	83.26%	41.01%	83.26%
For the three months ended September 30, 2024, net charge-offs decreased $2.1 million to $1.1 million, with a net charge-offs to average loans ratio of 0.56%, compared to $3.2 million and 1.40% for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, net charge-offs declined $1.4 million to $5.8 million, with a net charge-offs to average loans ratio of 0.96% , down from $7.2 million and 1.07% for the nine months ended September 30, 2023.
The reduction in net charge-offs for both three and nine months ended September 30, 2024 was primary driven by a $1.7 million decrease in charge-offs related to purchased unsecured consumer loans as the portfolio balances have declined.

The average loan balance decreased by $137.4 million, from $921.2 million for the three months ended September 30, 2023, to $783.8 million for the three months ended September 30, 2024. For the nine-month period, the average loan balance decreased $89.4 million, from $899.5 million in 2023 to $810.1 million in 2024. This decrease in average loan balance for the three and nine months ended September 30, 2024, reflects the Company's continued approach of limiting loan growth and allowing loans to pay down to strengthen capital ratios as the balance sheet is reduced.
As of September 30, 2024 and September 30, 2023, the ACL was $15.0 million and $25.7 million, respectively. The decrease was due to significant charge-offs of reserved CRE and consumer loans after September 30, 2023, which also impacted the ACL to loans ratio of 1.98%, compared to an ACL of $25.7 million and an ACL to loans ratio of 2.88% as of September 30, 2023.
The nonaccrual loan was $36.5 million as of September 30, 2024, compared to $30.8 million as of September 30, 2023. The allowance for credit losses to nonaccrual loans ratio was 41.01% as of September 30, 2024, compared to 83.26% as of September 30, 2023. The rate at September 30, 2023 was significantly higher due to reserves on individually evaluated CRE loans that were subsequently charged-off after September 30, 2023.
The following table provides an allocation of allowance for credit losses on loans by portfolio segment:

(In thousands)	September 30, 2024		December 31, 2023
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for credit losses	Percent of loans in each category to total loans
Commercial Real Estate	$9,045	59.83%	$6,089	55.62%
Residential Real Estate	608	12.52%	607	12.58%
Commercial and Industrial	1,056	17.78%	1,269	19.27%
Consumer and Other	4,273	9.05%	7,843	11.74%
Construction	2	0.51%	4	0.50%
Construction to permanent - CRE	—	0.31%	113	0.29%
Total Allowance for credit losses	$14,984	100.00%	$15,925	100.00%
Non-performing Assets
The following table presents non-performing assets as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Non-accruing loans:
Commercial Real Estate	$28,255	$12,775
Residential Real Estate	131	—
Commercial and Industrial	4,397	3,921
Consumer and Other	1,396	977
Construction	—	454
Construction to Permanent - CRE	2,357	—
Total non-accruing loans	36,536	18,127

Loans past due over 90 days and still accruing	3,979	341
Other real estate owned	$2,843	$2,843
Total nonperforming assets	$43,358	$21,311

Nonperforming assets to total assets	4.45%	1.95%
Nonperforming loans to total loans, net	5.47%	2.22%

As of September 30, 2024, non-accrual loans increased to $36.5 million, compared to $18.1 million as of December 31, 2023. The non-accrual loans at September 30, 2024 was comprised of 116 borrowers. Of these, 14 loans were individually evaluated, and a specific reserve of $7.0 million was established for them. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
As of December 31, 2023, the $18.1 million of non-accrual loans was comprised of 139 borrowers. Of which, 19 loans were individually evaluated, and a specific reserve of $4.2 million was established.

Loans held for sale
SBA loans held for sale totaled nil and $9.9 million as of September 30, 2024 and December 31, 2023, respectively. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. SBA loans held for sale at December 31, 2023, consisted of $3.5 million SBA commercial and industrial loans and $6.4 million SBA commercial real estate loans, respectively.For the three and nine months ended September 30, 2024, total gain on sale of $67,000 and $378,000 was recorded. A servicing asset of $791,000 and $857,000 was recognized as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, the credit card loans held for sale from Digital Payments division totaled $10.2 million. The credit card loans expected to be held for no longer than three days before being sold. The credit card receivable are fully cash-secured by deposits at Patriot. The credit card loans are sold to the third party as a whole loan sale transaction, priced at Par, thus there is no servicing asset or gain or loss on sale.
In 2024, the Bank reentered the residential mortgage business. The Residential Mortgage Division, located in Jacksonville, FL, generates the loans and typically sells them to third parties. As of September 30, 2024, the Company reported residential mortgage loans held for sale totaling $3.5 million. These loans are recorded at the lower of aggregate cost or market value. For the three and nine months ended September 30, 2024, a total gain on sale of $10,000 and $24,000 was recorded. A servicing asset of $8,000 was recognized as of September 30, 2024.

Deferred Taxes
As of September 30, 2024 the carrying value of the deferred tax assets is nil as there is a full valuation allowance against all of the DTAs. As of December 31, 2023, DTAs were $24.1 million, consisting predominately of Federal and state net operating losses, capitalized costs and allowance for credit losses.
The effective tax provision rate for the three months ended September 30, 2024 was 1067.85%, compared to the effective tax benefit rate for the three months ended September 30, 2023 of (26.12)%. The effective tax provision and benefit rates for the nine months ended September 30, 2024 and September 30, 2023 were 363.40% and (26.37)%, respectively. The Company’s effective rates for both periods were affected by state taxes and non-deductible expenses and the full valuation allowance against all of the DTAs in the third quarter of 2024.
As of September 30, 2024, Patriot has $54.7 million of net operating losses ("NOLs") available for Connecticut tax purposes at September 30, 2024, which may be used to offset up to 50% of taxable income in any year. The NOLs expire between 2030 and 2044.

Valuation Allowance against Deferred Tax Assets
Patriot recognizes income taxes under the asset and liability method. Under this method, deferred tax assets (DTAs) and liabilities (DTLs) are recognized for the estimated tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carry forwards. DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date.
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
The Company recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. Quarterly, management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets, including future reversals of existing taxable temporary differences, projected taxable income, tax-planning strategies, carryback potential if permitted, and the results of recent operations. A significant piece of objective negative evidence is the existence of a three or four year cumulative loss. Such objective negative evidence limits the ability of management to consider other subjective evidence, such as projected taxable income. When appropriate, the Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on our assessment performed as of September 30, 2024, we determined that a full valuation allowance was appropriate against the Company’s U.S. federal and state deferred tax assets. This resulted in an increase in our income tax expense of approximately $25.1 million for the nine months ended September 30, 2024. Currently, the key factor on the Company’s assumption of providing 100% valuation allowance was purely based on our historical operating losses. Once we begin generating profits, we will re-evaluate whether providing 100% valuation allowance is appropriate or if we can reassess that allowance. As deferred tax assets associated with NOL carryforwards are already a direct reduction to Tier 1 Capital, the valuation allowance at September 30, 2024 resulted in a reduction of Tier 1 Capital of $19.9 million.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	September 30,	December 31,	Increase/(Decrease)
	2024	2023	$	%
Non-interest bearing:
Non-interest bearing	$80,376	$95,109	$(14,733)	(15.49)%
Non-interest bearing DDA- Digital Payments	11,207	14,947	(3,740)	(25.02)%
Total non-interest bearing	91,583	110,056	(18,473)	(16.79)%

Interest bearing:
Negotiable order of withdrawal accounts (NOW)	27,984	33,035	(5,051)	(15.29)%
Savings	38,824	44,104	(5,280)	(11.97)%
Interest bearing DDA	17,780	7,127	10,653	149.47%
Interest bearing DDA - Digital Payments	165,352	164,450	902	0.55%
Money market	119,899	166,294	(46,395)	(27.90)%
Money market - Digital Payments	58,580	33,986	24,594	72.37%
Certificates of deposit, $250,000 or less	167,788	175,988	(8,200)	(4.66)%
Certificates of deposit, more than $250,000	65,022	64,745	277	0.43%
Brokered deposits	72,077	40,526	31,551	77.85%
Total Interest bearing	733,306	730,255	3,051	0.42%

Total Deposits	$824,889	$840,311	$(15,422)	(1.84)%

Total Digital Payments deposits	$235,139	$213,383	$21,756	10.20%

Total retail branch bank deposits	$399,889	$394,819	$5,070	1.28%

Total uninsured deposits	264,749	334,300	(69,551)	(20.80)%
Uninsured deposits to total deposits	32.10%	39.78%
Non-GAAP uninsured deposits to total deposits excluding Digital Payments deposits	16.38%	20.06%

Non-GAAP Financial Measures:
In addition to evaluating the Company's financial performance in accordance with U.S. generally accepted accounting principles ("GAAP"), management may evaluate certain non-GAAP financial measures, such as uninsured deposits to total deposits excluding Digital Payments deposits. A computation and reconciliation of non-GAAP financial measures used for these purposes is contained in the accompanying Reconciliation of GAAP to Non-GAAP Measures tables. We believe that by excluding Digital Payments deposits, management can present a view of uninsured deposits that better reflects the Company's traditional deposit base, providing investors with useful information for understanding our uninsured deposits position and financial stability. Digital Payments deposits are analyzed for FDIC insurance at the Program Manager level. Certain accounts are reciprocal deposits through the IntraFi network and therefore the entire deposit balances qualify for FDIC insurance. The remaining deposit balances are aggregated at the Program Manager level, and any deposits exceeding $250,000 are considered uninsured.
The non-GAAP financial measures should not be considered a substitute for GAAP basis measures and results, and we strongly encourage investors to review our consolidated financial statements in their entirety and not to rely on any single financial measure.

Reconciliation of GAAP to Non-GAAP Measures (unaudited):

(Dollars in thousands)	September 30, 2024	December 31, 2023
Non-GAAP Uninsured deposits to total deposits excluding Digital Payments deposits
Total deposits	$824,889	$840,311
Digital Payments deposits	235,139	213,383
Non-GAAP total deposits excluding Digital Payments deposits	589,750	626,928

Total uninsured deposits	$264,749	$334,300
Total uninsured Digital Payments deposits	168,177	208,524
Total uninsured deposits excluding Digital Payments deposits	96,572	125,776

Non-GAAP uninsured deposits to total deposits excluding Digital Payments deposits	16.38%	20.06%

Borrowings
Total borrowings were $123.9 million and $201.1 million as of September 30, 2024 and December 31, 2023, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
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
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. During the three months ended September 30, 2024, the Company repaid $30.0 million in long-term advances. As a result, the outstanding advances decreased from $101.0 million as of December 31, 2023, to $93.8 million as of September 30, 2024. At September 30, 2024, the FHLB-B advances carried a fixed interest rates of 5.03% with maturities of 1 day.
At September 30, 2024, collateral for FHLB-B borrowings consisted of a mixture of real estate loans and securities with book value of $221.2 million. Remaining unused borrowing capacity under this line totaled $5.4 million at September 30, 2024.
In addition, Patriot has a $2.0 million revolving line of credit with the FHLB-B. For the three and nine months ended September 30, 2024 and 2023, no funds had been borrowed under the line of credit.
Interest expense incurred for the three and nine months ended September 30, 2024 were $292,000 and $1.0 million, respectively. Interest expense incurred for the three and nine months ended September 30, 2023 were $748,000 and $3.8 million, respectively.

Correspondent Bank - Line of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. Borrowings available under the agreements totaled $5.0 million and $22.0 million at September 30, 2024 and December 31, 2023, respectively. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.
There was no outstanding balance under the agreements at September 30, 2024 and December 31, 2023. Interest expense incurred for the three and nine months ended September 30, 2024 was $2,000 and $4,000, respectively. For three and nine months ended September 30, 2023, interest expense incurred was nil and $117,000, respectively.
Other Borrowing
The Federal Reserve Bank of New York (“FRBNY”) accepts loan pledges from qualifying depository institutions to secure borrowings from the Discount Window. Patriot has pledged eligible loans as collateral to support its borrowing capacity at the FRBNY. As of September 30, 2024, the book value of the pledged loans totaled $25.5 million, with a collateral value of $19.4 million. No funds were borrowed from the Discount Window under the FRBNY's Borrower-in-Custody ('BIC") program, and no interest expense was incurred for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, a total of $12.0 million was borrowed, and interest expense incurred was $43,000 and $48,000, respectively.
In July 2023, the Bank established a collateralized funding line of $73.8 million at par value under the Federal Reserve's newly established Bank Term Funding Program ("BTFP"). The program provided additional funding to eligible depository institutions, assuring they can meet the needs of all their depositors. The program served as an additional source of liquidity against high-quality securities, eliminating the need of an institution to quickly sell those securities in times of stress. The line allowed for a fixed rate borrowing at market rates, for up to one year, with repayment permitted at any time without penalty. The BTFP ceased allowing any new advances after March 11, 2024. As of September 30, 2024, Patriot paid off the BTFP borrowing of $70.0 million that was outstanding as of December 31, 2023. Interest expense incurred for the three and nine months ended September 30, 2024 was $632,000 and $2.3 million, respectively. Interest expense incurred for the three and nine months ended September 30, 2023 was $833,000.
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
On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate senior notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the 2022 Senior Notes, the Company incurred $326,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. At September 30, 2024 and December 31, 2023, $173,000 and $277,000 of unamortized debt issuance costs were deducted from the face amount of the 2022 Subordinated Notes included in the Consolidated Balance Sheet, respectively.

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
For the three and nine months ended September 30, 2024, the Company recognized interest expense of $290,000 and $869,000, respectively. Interest expense incurred for the three and nine months ended September 30, 2023 was $290,000 and $869,000, respectively.
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
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At September 30, 2024 and December 31, 2023, $109,000 and $131,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the consolidated balance sheet, respectively.
For the three and nine months ended September 30, 2024, the Company recognized interest expense of $229,000 and $680,000, respectively. Interest expense incurred for the three and nine months ended September 30, 2023 was $229,000 and $556,000, respectively.
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

The junior subordinated debentures bear interest at three-month SOFR plus 3.15% and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of September 30, 2024 and December 31, 2023, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $104,000 and $111,000, respectively, and accrued interest on the junior subordinated debentures was $9,000 and $12,000, respectively.
For the three and nine months ended September 30, 2024, the Company recognized interest expense of $180,000 and $539,000, respectively. Interest expense incurred for the three and nine months ended September 30, 2023 was $180,000 and $512,000, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of September 30, 2024 and December 31, 2023, the outstanding balance on the note was $216,000 and $376,000, respectively. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property. The note originally set to mature in August 2024, was extended from August 25, 2024 to September 1, 2025, with the Bank continuing its scheduled principal and interest payments.
For the three and nine months ended September 30, 2024, the Company recognized interest expense of $1,000 and $4,000, respectively. Interest expense incurred for the three and nine months ended September 30, 2023 was $2,000 and $7,000, respectively.
Derivatives
As of September 30, 2024, Patriot has two interest rate swaps (“swaps”). One swap is with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other swap is with an outside third party. The customer interest rate swap is matched in offsetting terms to the third party interest rate swap. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three and nine months ended September 30, 2024 and 2023.
Further discussion of the fair value of derivatives is set forth in Note 8 to the consolidated financial statements.
Equity
Equity decreased $28.0 million, from $44.4 million at December 31, 2023 to $16.4 million at September 30, 2024. This decrease was primarily due to a net loss of $30.3 million for the nine months ended September 30, 2024, partially offset by a net unrealized gain in investments of $2.2 million.
Off-Balance Sheet Commitments
The Company’s off-balance sheet commitments primarily consist of commitments to lend of $96.6 million and $92.5 million as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024, the Bank has an irrevocable stand-by letter of credit for a maximum of $45 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary, which expires on April 30, 2025.

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three and nine months ended September 30, 2024 and 2023:

(In thousands)	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$783,787	$11,704	5.92%	$921,232	$13,936	6.00%
Investments	96,654	729	3.02%	99,481	750	3.02%
Cash equivalents and other	27,509	381	5.49%	25,038	384	6.08%

Total interest earning assets	907,950	12,814	5.60%	1,045,751	15,070	5.72%

Cash and due from banks	24,653			2,619
Allowance for credit losses	(14,646)			(22,611)
OREO	2,843			—
Other assets	46,832			68,403

Total Assets	$967,632			$1,094,162

Liabilities
Interest bearing liabilities:
Deposits	$699,661	$6,189	3.51%	$742,684	$6,220	3.32%
Borrowings	86,527	926	4.25%	135,175	1,624	4.77%
Senior notes	11,805	290	9.83%	11,666	290	9.94%
Subordinated debt	18,029	409	9.00%	17,990	409	9.02%
Note Payable	232	1	1.71%	444	2	1.79%

Total interest bearing liabilities	816,254	7,815	3.80%	907,959	8,545	3.73%

Demand deposits	101,026			131,664
Other liabilities	8,609			8,183

Total Liabilities	925,889			1,047,806

Shareholders' equity	41,743			46,356

Total Liabilities and Shareholders' Equity	$967,632			$1,094,162

Net interest income		$4,999			$6,525

Interest margin			2.18%			2.48%
Interest spread			1.80%			1.99%

(In thousands)	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$810,086	$36,345	5.98%	$899,505	$40,538	6.03%
Investments	96,209	2,171	3.01%	101,243	2,423	3.19%
Cash equivalents and restricted cash	37,851	1,516	5.34%	26,019	1,064	5.47%

Total interest earning assets	944,146	40,032	5.65%	1,026,767	44,025	5.73%

Cash and due from banks	13,468			3,439
Allowance for credit losses	(14,129)			(22,958)
OREO	2,843			—
Other assets	58,639			68,867

Total Assets	$1,004,967			$1,076,115

Liabilities
Interest bearing liabilities:
Deposits	$717,299	$19,160	3.56%	$696,776	$15,047	2.89%
Borrowings	103,582	3,354	4.31%	119,074	4,783	5.37%
Senior notes	11,770	869	9.84%	11,639	869	9.96%
Subordinated debt	18,019	1,219	9.01%	17,980	1,068	7.94%
Note Payable	285	4	1.87%	496	7	1.89%

Total interest bearing liabilities	850,955	24,606	3.85%	845,965	21,774	3.44%

Demand deposits	103,323			153,000
Other liabilities	7,404			28,529

Total Liabilities	961,682			1,027,494

Shareholders' equity	43,285			48,621

Total Liabilities and Shareholders' Equity	$1,004,967			$1,076,115

Net interest income		$15,426			$22,251

Interest margin			2.18%			2.90%
Interest spread			1.80%			2.29%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 compared to 2023			2024 compared to 2023
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Earning Assets:
Loans	$(2,222)	$(10)	$(2,232)	$(4,273)	$80	$(4,193)
Investments	(35)	14	(21)	(213)	(39)	(252)
Cash equivalents and other	38	(41)	(3)	488	(36)	452

Total interest earning assets	(2,219)	(37)	(2,256)	(3,998)	5	(3,993)

Interest bearing liabilities:
Deposit	784	(815)	(31)	(3,295)	7,408	4,113
Borrowings	(586)	(112)	(698)	(1,243)	(186)	(1,429)
Senior notes	3	(3)	—	10	(10)	—
Subordinated debt	—	—	—	—	151	151
Note payable and other	(1)	—	(1)	(3)	—	(3)

Total interest bearing liabilities	200	(930)	(730)	(4,531)	7,363	2,832

Increase (decrease) in net interest income	$(2,419)	$893	$(1,526)	$533	$(7,358)	$(6,825)

Results of Operations
For the three months ended September 30, 2024, interest income and dividend income was $12.8 million, which decreased $2.3 million as compared to $15.1 million for the quarter ended September 30, 2023. Total interest expense was $7.8 million for the three months ended September 30, 2024, which decreased $730,000 as compared to $8.5 million for the three months ended September 30, 2023. Net interest income decreased $1.5 million from $6.5 million for the three months ended September 30, 2023 to $5.0 million for the three months ended September 30, 2024.
For the nine months ended September 30, 2024, interest income and dividend income was $40.0 million, which decreased $4.0 million as compared to $44.0 million for the nine months ended September 30, 2023. Total interest expense was $24.6 million, which increased $2.8 million as compared to $21.8 million for the nine months ended September 30, 2023. Net interest income was $15.4 million for the nine months ended September 30, 2024, which decreased $6.8 million from $22.3 million for the nine months ended September 30, 2023.
The decline for both three and nine months ended September 30, 2024 reflects a lower loan balance and narrower net interest margin due to higher deposit costs and increase in nonaccrual loans.
The net interest margin was 2.18% for the quarter ended September 30, 2024, compared to 2.48% for the quarter ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, the net interest margin was 2.18% and 2.90%, respectively. The decline in interest margins for the three and nine months ended September 30, 2024 compared to the same periods in 2023, was primarily associated with an increase in the cost of deposits and other borrowings due to the significant rise in market interest rates and a decline in loan interest income due to the declining loan balance and the increase in nonaccrual loans, partially mitigated by the rise in variable rate interest earning assets.

Provision for Credit Losses ("PCL")
For the three months ended September 30, 2024, the provision for credit losses was $1.0 million, consisting of a $1.1 million loan provision and a $58,000 credit for off-balance-sheet exposure reserves. In comparison, for the three months ended September 30, 2023, the provision for credit losses was $4.7 million, including a $4.8 million loan provision and a $112,000 credit for off-balance-sheet exposure reserves.
For the nine months ended September 30, 2024, the PCL was $4.8 million, which included a $4.9 million loan provision and a $94,000 credit for off-balance-sheet exposure reserves. For the nine months ended September 30, 2023, the provision was $8.2 million, consisting of a $9.6 million provision and a $1.4 million credit for off-balance-sheet exposure reserves.
For the three months ended September 30, 2024, the Bank has been selectively managing down its credit exposure in certain higher-risk areas. The loan portfolio declined from $889.9 million as of September 30, 2023, to $755.7 million as of September 30, 2024. This reduction in credit exposure has required a lower level of reserves. Consequently, the ACL for loans outstanding decreased from $25.7 million as of September 30, 2023, to $15.0 million as of September 30, 2024.
One key driver in both the level of outstanding loans and reserves is the pool of purchased unsecured consumer loans, which decreased from $58.3 million as of September 30, 2023 to $26.1 million as of September 30, 2024. Correspondingly, the reserves for this pool also fell, declining from $9.2 million as of September 30, 2023 to $3.8 million as of September 30, 2024. Additionally, as of September 30, 2023, the Bank had obligations of $18.1 million yet to fund under these same pools, against which the bank held $1.1 million of reserves. During the fourth quarter of 2023, the Bank entered into an agreement with the originator and servicer that released the Bank from any obligation for further funding, thereby freeing up the aforementioned $1.1 million of reserves.
As of September 30, 2023, the ACL also included $6.2 million of reserves against an $8.9 million loan that had been originated in part for community development purposes. The loan was used to finance a special-use property and was charged-off during the fourth quarter of 2023, resulting in a loss of approximately $5.9 million.
Non-interest income
Non-interest income for the three months ended September 30, 2024 was $2.1 million, compared to $1.2 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, non-interest income was $6.4 million and $2.8 million, respectively. The increase was primarily attributable to higher non-interest income from the Bank's Digital Payments Division.
Non-interest expense
Non-interest expense for the three months ended September 30, 2024 increased to $8.4 million, compared to $8.1 million for the three months ended September 30, 2023. Non-interest expense for the nine months ended September 30, 2024 was $23.6 million, compared to $23.8 million for the nine months ended September 30, 2023.
Provision for income taxes
The Company reported a provision for income taxes of $24.6 million and $23.8 million for the three and nine months ended September 30, 2024, respectively, compared to a benefit for income taxes of $1.3 million and $1.8 million for the three and nine months ended September 30, 2023, respectively. The provision for income taxes for the third quarter of 2024 included a valuation allowance recorded against all deferred tax assets of $25.1 million, See Note 2 - Summary of Significant Accounting Policies.

Liquidity
The Company measures liquidity in two primary ratios: on-hand liquidity to total liabilities, and total liquidity to total liabilities. On-hand liquidity is comprised of interest-bearing cash and cash equivalents and unpledged available-for-sale securities. Total liquidity includes on-hand liquidity, plus total available credit lines, plus availability of brokered deposits which is subject to internal limitations. The Company monitors other metrics in addition to on-hand liquidity and total liquidity to manage concentration risk in certain types of liabilities.
The Company's on-hand liquidity and total liquidity ratios for the periods ending September 30, 2024 and December 31, 2023, are as follows:

(In thousands)	September 30, 2024	December 31, 2023
On-hand liquidity
Interest-bearing cash and cash equivalents	$70,013	$50,322
Available-for-sale securities, at fair value	89,578	89,187
Less: pledged available-for-sale securities	(35,627)	(68,465)
Total on-hand liquidity	123,964	71,044

Borrowing capacity
FHLB borrowing capacity	146,301	174,533
FRB borrowing capacity	19,379	81,401
Unsecured credit lines from correspondent banks	5,000	22,000
Brokered deposit capacity	123,733	126,047
Total borrowing capacity	294,413	403,981
Less: used borrowing capacity
FHLB capacity used (including the standby letter of credit)	(140,860)	(173,147)
FRB capacity used	—	(70,000)
Outstanding brokered deposits	(72,077)	(40,526)
Total used borrowing capacity	(212,937)	(283,673)

Total liquidity	$205,440	$191,352

Total liabilities	$957,697	$1,049,042

On-hand liquidity to total liabilities	12.94%	6.77%
Total liquidity to total liabilities	21.45%	18.24%
On-hand liquidity increased $53 million from December 31, 2023 to September 30, 2024 due to the payoff of the $70 million Federal Reserve BTFP borrowing, which released the pledge of certain available-for-sale securities. The payoff of the BTFP will have a slight benefit on the Company's Net Interest Income as the rate on the BTFP was slightly higher than the current replacement funding. Both on-hand liquidity to total liabilities and total liquidity to total liabilities increased at September 30, 2024 compared to December 31, 2023 due to the increased total liquidity and the reduction in total liabilities as the overall balance sheet has shrunk in an effort to improve the Bank's capital ratios.
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
Net cash provided by operating activities increased by $15.8 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Within this activity there was a significant increase in originations of loans held for sale and proceeds from sale of assets held for sale. This activity is primarily related to the Digital Payments Division credit card loans. This program started in the third quarter of 2023 and continues today. The activity generates non-interest income and only requires short term liquidity as the loans are originated and expected to be sold within three days.

Net cash provided by investing activities increased by $149 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to lower originations of loans receivable and purchases of loans receivable as the Company is focused on lowering total assets to improve the Company's capital ratios.
Net cash provided by financing activities decreased by $199 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease is primarily due to activity in proceeds from FRB and correspondent bank borrowings and repayments of FRB and correspondent bank borrowings. The Company did not require as much funding from FRB and correspondent bank borrowings due to the net cash provided by lower loan originations and loan purchases.
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

Capital
The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
	Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$61,681	7.82%	$73,206	9.29%	$89,727	10.00%	$100,683	11.22%
Tier 1 Capital (to risk weighted assets)	43,018	5.45%	64,543	8.19%	73,282	8.17%	94,238	10.50%
Common Equity Tier 1 Capital (to risk weighted assets)	35,018	4.44%	64,543	8.19%	65,282	7.27%	94,238	10.50%
Tier 1 Leverage Capital (to average assets)	43,018	4.35%	64,543	6.53%	73,282	6.76%	94,238	8.70%
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
On April 17, 2024, based on its supervisory profile, the Bank was notified by the OCC that it established individual minimum capital ratios ("IMCR") for the Bank. Specifically, the Bank is required to maintain the following ratios: a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total capital ratio of 11.50%.

As of September 30, 2024, the Bank did not meet all of its regulatory capital requirements. The common equity tier 1 capital was $64.5 million, or 8.19% of risk-weighted assets, below the required level of 10.00%. The Tier 1 capital was $64.5 million, or 8.19% of risk-weighted assets, also below the required level of 10.00%. However, the Tier 1 leverage capital was $64.5 million, or 6.53% of average assets, falling short of the required 9.00%. The total risk-based capital was $73.2 million, or 9.29% of risk-weighted assets, below the required 11.50%. During the second quarter, the Bank significantly reduced its total and risk-based assets to work towards achieving the IMCR targets. This trend will continue through the remainder of 2024 with a goal of achieving the IMCR in 2025. The Company has restricted new loan originations significantly to allow the loan portfolio to decline in order to lower average assets and risk weighted assets. Average assets are down $100 million to $984 million at September 30, 2024 from $1,083 million at December 31, 2023, reflecting the actions of the Company during the year to lower assets.

If a bank fails to maintain its capital ratios above the higher minimums established in the IMCR, the OCC may issue a capital directive requiring the bank to submit and adhere to an acceptable plan to achieve or maintain its required capital levels. Additionally, the OCC may deem a bank’s failure to maintain capital ratios above the IMCR an unsafe or unsound practice within the meaning of 12 USC 1818.1

Impact of Inflation and Changing Prices
The Company’s Consolidated Financial Statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular, real estate. Inflation, deflation or disinflation could significantly affect the Company’s earnings in future periods.

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
1 The Office of the Comptroller of Currency Policy and Procedure Manual, PPM 5310-3.

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

	Net Portfolio Value - Performance Summary
(In thousands)	As of September 30, 2024			As of December 31, 2023
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$89,739	$(20,213)	(18.38)%	$107,524	$(5,779)	(5.10)%
+100	102,320	(7,632)	(6.94)%	112,036	(1,267)	(1.12)%
BASE	109,952	—	—	113,303	—	—
-100	113,081	3,129	2.85%	114,032	729	0.64%
-200	112,743	2,791	2.54%	106,718	(6,585)	(5.81)%

	Net Interest Income - Performance Summary
(In thousands)	September 30, 2024			December 31, 2023
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$24,167	$(2,131)	(8.10)%	$34,529	$483	1.42%
+100	25,334	(964)	(3.67)%	34,425	379	1.11%
BASE	26,298	—	—	34,046	—	—
-100	27,609	1,311	4.99%	34,120	74	0.22%
-200	28,785	2,487	9.46%	34,595	549	1.61%

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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Date: November 19, 2024	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ David Finn
David Finn
Executive Vice President and Interim Chief Financial Officer

	By:	/s/ David Lowery
David Lowery
President and Chief Executive Officer