Form 10-K
period 2024-12-31
PATRIOT NATIONAL BANCORP INC
filed 2025-04-15
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price on June 30, 2024 as reported on the NASDAQ Global Market: $6.4 million.
Number of shares of the registrant’s Common stock, $0.01 par value per share, 73,725,292 shares outstanding as of April 15, 2025.

PATRIOT NATIONAL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

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

PART I
ITEM 1. Business
General
Patriot National Bancorp, Inc. (the “Company” or “PNBK”), a Connecticut corporation, is a one-bank holding company for Patriot Bank, N.A, a national banking association headquartered in Stamford, Fairfield County, Connecticut (the “Bank”) (collectively, “Patriot”). The Bank received its charter and commenced operations as a national bank on August 31, 1994. The Bank has a total of eight branch offices comprised of seven branch offices located in Fairfield and New Haven Counties, Connecticut and one branch office located in Westchester County, New York as of December 31, 2024.
On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the sole purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company. The Company primarily invested the funds from the issuance of the debt in the Bank. The Bank used the proceeds to fund general operations.
On March 20, 2025, the Company entered into (i) securities purchase agreements (the “Co-Lead Investors Agreements”) with its President and director, Steven Sugarman (the “Lead Party”), and three co-lead investors (the “Co-Lead Investors”), and (ii) securities purchase agreements (the “Purchasers Agreements”, and together with the Co-Lead Investors Agreements, the “Securities Purchase Agreements”) with other accredited investors (collectively, and together with the Co-Lead Investors and the Lead Party, the “Purchasers”).
Also on March 20, 2025, the Company completed a $57.75 million private placement of: (i) shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a purchase price of $0.75 per share, and (ii) shares of a new series of the Company’s preferred stock, no par value per share, designated as Series A Non-Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”), with a liquidation preference of $60 per share (the “Private Placement”).
The Private Placement included the issuance of: (i) 60,400,106 shares of Common Stock, and (ii) 90,832 shares of Series A Preferred Stock, convertible, in the aggregate, into 7,266,560 shares of Common Stock.
In addition, as part of the Private Placement, on March 20, 2025, the Company’s amendments to (i) 6.25% Fixed to Floating Subordinated Note due June 30, 2028 (the “Subordinated Note”), and (ii) 8.5% Fixed Rate Senior Notes Due 2026 (the “Senior Notes” and together with the Subordinated Note, the “Notes”) became effective and noteholders converted approximately $7.0 million of the aggregate principal amount of the Notes into 9,333,334 shares of Common Stock.
The amendment to the Subordinated Note provides that the interest on the Subordinated Note will be paid-in-kind (“PIK”) and the aggregate outstanding principal amount of the Subordinated Note will be automatically increased on each interest payment date by the amount of such PIK interest for all accrued and unpaid interest payments as of the closing date of the Private Placement and for future scheduled interest payments owed through and including the March 30, 2026 interest payment date. In addition, pursuant to such amendment, the noteholder agreed to convert $2.0 million of the outstanding principal amount of the Subordinated Note into shares of Common Stock effective on the closing date of the Private Placement.
The amendment to the Senior Notes provides that (i) the maturity date of the Senior Notes will be extended to April 15, 2028, (ii) the interest rate will be increased to 10% effective as of January 1, 2026, and (iii) at any time prior to the maturity date, the Company may repay any amount of the outstanding principal amount of the Senior Notes, in whole or in part, without penalty. In addition, pursuant to such amendment, the noteholders agreed to convert into shares of Common Stock an amount of the outstanding Senior Notes, on a pro rata basis, equal to $5.0 million based on the terms of the amendment and the closing of the private placement, and all accrued and unpaid interest payments as of the closing date of the Private Placement and for future scheduled interest payments owed through the January 15, 2026 payment may be PIK.
As of the date hereof, the only business of the Company is its ownership of all of the issued and outstanding capital stock of the Bank and the Trust. Except as specifically noted otherwise herein, the balance of the description of the Company’s business is a description of the Bank’s business.

Business Operations
The Bank offers, on a limited basis to satisfy Community Reivestment Act requirements, commercial real estate loans, commercial business loans, SBA loans originated under the U.S. Small Business Administration ("SBA") 7(a) program, and limited consumer loans with an emphasis on serving the needs of individuals, small and medium‑sized businesses and professionals. The Bank’s lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York, although the Bank’s loan business is not necessarily limited to these areas.
The Bank previously had offered loans on residential real estate but discontinued doing so during 2013. Since 2016, Patriot has purchased residential real estate loans. In 2024, the Bank reentered the residential mortgage business and began originating mortgage loans through its mortgage origination unit, Residential Mortgage Division, based in Jacksonville, Florida. These mortgage loans are typically sold to third parties. Further information of the residential mortgage loans held-for-sale is set forth in Note 5 to the consolidated financial statements.
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
In addition to traditional retail banking services, the Bank generates deposit balances through its Digital Payments Division (“DPD”). The DPD works with fully vetted and approved program managers to serve as their co-partner in processing high-volume payment transactions. The business is an increasing source of lower cost deposit balances and non-interest income to the Bank.
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
Employees
As of December 31, 2024, Patriot had 129 full-time employees. None of Patriot’s employees are covered by a collective bargaining agreement.

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
The customer base of the Bank generally is meant to be diversified, so that there is not a concentration of either loans or deposits within a single industry, a group of industries, or a single person or groups of people. The Bank establishes concentration limits to monitor the risk and implements mitigating controls and procedures related to the limits.
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
The Company is subject to capital adequacy rules and guidelines issued by the Fed and the Bank is subject to capital adequacy rules and guidelines issued by the OCC and FDIC. These substantially identical rules and guidelines require Patriot to maintain certain minimum ratios of capital to adjusted total assets and/or risk-weighted assets. Under the provisions of the FDIC Improvements Act of 1991, the federal regulatory agencies are required to implement and enforce these rules in a stringent manner. The Company is also subject to applicable provisions of Connecticut law, insofar as they do not conflict with, or are not otherwise preempted by, federal banking law. Patriot’s operations are subject to regulation, supervision, and examination by the FDIC and the OCC.
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
Many of the provisions of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) are aimed at financial institutions that are significantly larger than Patriot. Notwithstanding this, there are many other provisions that Patriot is subject to and had to comply with since July 21, 2010, including any applicable rules promulgated by the Consumer Financial Protection Bureau (“CFPB”). As rules and regulations are promulgated by the agencies responsible for implementing and enforcing Dodd-Frank, Patriot will have to address them to ensure compliance with such applicable provisions. Management expects the cost of compliance to increase, due to the regulatory burden imposed by Dodd-Frank.
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
On October 24, 2023, the OCC, the Fed, and the FDIC released the final rule to strengthen and modernize their regulations implementing the CRA. The final rule revises the CRA regulations to better achieve the CRA’s core purpose of encouraging banks to help meet the credit needs of their local communities. It also adapts to changes in the banking industry, including the expanded role of mobile and online banking; provides greater clarity and consistency in the application of CRA regulations; tailors performance standards, data collection, and reporting requirements to account for differences in bank size, business model, and local conditions; promotes transparency and public engagement; confirms that CRA and fair lending responsibilities are mutually reinforcing; and promotes a consistent regulatory approach that applies to banks regulated by all three agencies. The final rule took effect on April 1, 2024, with staggered compliance dates of January 1, 2026, and January 1, 2027.
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
In September 2019, the community bank leverage ratio (“CBLR”) framework was jointly issued by the FDIC, OCC and Federal Reserve Bank (“FRB”). The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% beginning January 1, 2022. The Bank adopted the CBLR framework from September 30, 2021 to September 30, 2023. In the fourth quarter of 2023, the Bank elected to shift to the use the risk-based capital framework. Under this framework, the Bank reports leverage and risk-based capital ratios and compares those ratios to its own internally designed risk-based capital policy.

Federal regulations require FDIC-insured depository institutions, including national banks, to meet several minimum capital standards to be considered Adequately Capitalized under the Prompt Corrective Action (“PCA”) section of the Federal Deposit Insurance Act: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8% and a Tier 1 capital to total average assets leverage ratio of 4%. PCA restricts or prohibits certain activities for an insured depository institution that are not Adequately Capitalized.
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
For further discussion of the regulatory capital requirements, refer to Management's Discussion and Analysis - Regulatory Capital Requirements and Note 19. Regulatory and Operational Matters to the Consolidated Financial Statements.
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
Inflation risk is the risk that the value of assets or income from investments will be limited in the future as inflation decreases the value of money. Inflation rose sharply in 2021 and 2022 to levels not seen in more than 40 years. Inflation dropped in 2023 and 2024, but could begin to rise in the future. Small to medium-sized businesses may be impacted more during periods of high inflation, as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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
Natural disasters (including severe weather events of increasing strength and frequency due to climate change), acts of war or terrorism, such as the war between Russia & Ukraine, occurrence of health epidemics and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events also could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.
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
Patriot is subject to extensive regulation, supervision, and examination by the OCC as the Bank’s chartering authority, the FDIC as the insurer of its deposits, and the Fed as its primary regulator. Changes in federal and state banking laws and regulations, or in federal monetary policies, could adversely affect the Bank’s profitability and continued growth. Legislative and regulatory changes are expected, but cannot be predicted. For example, new legislation or regulation could limit the way Patriot may conduct its business, including the Bank’s ability to obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads. The laws, regulations, interpretations, and enforcement policies that apply to Patriot have been subject to significant, and sometimes retroactively applied, changes in recent years, and are likely to change significantly in the future.
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
The amount of income taxes Patriot is required to pay on its earnings is based on federal and state legislation and regulations. Patriot provides for current and deferred taxes in its financial statements, based on the results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. Patriot may take tax return filing positions for which the final determination of tax is uncertain. Patriot’s net income or loss and the related amount per share may be reduced, if a federal, state, or local tax authority assesses additional taxes, penalties, or interest that has not been provided for in the consolidated financial statements. Since Patriot has a full valuation allowance recorded against its deferred tax assets, there is no risk of further reduction to Patriot’s equity position and net income or loss from changes in expectations about the future realizability of deferred tax assets.There can be no assurance that Patriot will achieve its anticipated effective tax rate, due to a change in a tax law, or the result of a tax audit that disallows previously recognized tax benefits.
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
Patriot’s primary sources of liquidity are the deposits the Bank acquires organically through its branch network, through the activities of its Digital Payments Division, and through its online deposit channels. Funds are also acquired through borrowed funds primarily in the form of collateralized borrowings from the Federal Reserve Bank and the Federal Home Loan Bank, deposits raised through listing services, and the cash flows generated through the collection of loan payments and on mortgage-related securities. In addition, depending on current market conditions, Patriot may have the ability to access the capital markets.
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

ITEM 2. Properties
The following table summarizes Patriot’s owned and leased properties as of December 31, 2024:

Street Address	City	County	State
Owned:
233 Post Road	Darien	Fairfield	Connecticut
1755 Black Rock Turnpike	Fairfield	Fairfield	Connecticut
100 Mason Street	Greenwich	Fairfield	Connecticut
900 Bedford Street	Stamford	Fairfield	Connecticut
999 Bedford Street	Stamford	Fairfield	Connecticut
771 Boston Post Road	Milford	New Haven	Connecticut
50 Charles Street	Westport	Fairfield	Connecticut

Leased:
16 River Street	Norwalk	Fairfield	Connecticut
415 Post Road East	Westport	Fairfield	Connecticut
495 Central Park Avenue	Scarsdale	Westchester	New York
7 Old Tavern Road	Orange	New Haven	Connecticut
1200 Riverplace Blvd	Jacksonville	Duval County	Florida

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
The Company’s Common Stock is traded on the Nasdaq Global Market under the Symbol “PNBK.”
Holders
There were approximately 260 registered shareholders of record of the Company’s Common Stock as of December 31, 2024. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
Dividends
The Company’s ability to pay dividends is dependent on the Bank’s ability to pay dividends or execute a return of capital to the Company. The Bank can make payments to the Company pursuant to a dividend policy requiring compliance with the Bank's OCC-approved capital program, in compliance with applicable law, and with the prior written determination of no supervisory objection by the Assistant Deputy Comptroller. In addition to the capital program, certain other restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends or return of capital. The approval of the OCC is required to make payments in excess of the Bank’s earnings retained in the current year plus retained net earnings for the preceding two years. The Company is also prohibited from paying dividends that would reduce its capital ratios below minimum regulatory requirements. OCC regulations impose limitations upon all capital distributions by commercial institutions, like the Bank, such as dividends, returns of capital, and payments to repurchase or otherwise acquire shares. The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital maintenance requirements, or if such declaration and payments would otherwise violate regulatory requirements.
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

	Period Ending
	2019	2020	2021	2022	2023	2024
Patriot National Bancorp ("PNBK")	100.00%	77.90%	121.87%	83.07%	30.02%	15.20%
Nasdaq Community Bank Index Total Return Index ("XABQ")	100.00%	89.37%	124.84%	101.92%	95.12%	111.03%
S&P 500 Total Return Index ("SP500TR")	100.00%	118.40%	152.78%	124.79%	157.59%	197.02%

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

FINANCIAL CONDITION
Assets
The Company’s total assets decreased $81.1 million, or 7.4%, from $1.09 billion at December 31, 2023 to $1.01 billion at December 31, 2024. The decrease was primarily driven by a $141.4 million decline in gross loans held for investment, which was partially offset by a rise in cash, cash equivalents and restricted cash of $96.1 million.
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash increased $96.1 million or 144.4%, from $66.5 million as of December 31, 2023 to $162.6 million as of December 31, 2024. The increase in cash reflects the Company’s efforts to increase balance sheet liquidity due to the cumulative losses incurred by the Company in the prior two years and decreases in borrowing capacity.
Investment securities
The following table is a summary of the Company’s available-for-sale securities portfolio and other investments at the dates shown:

	December 31,
(In thousands)	2024	2023	2022

U. S. Government agency and mortgage-backed securities	$60,223	$65,671	$59,046
Corporate bonds	12,735	13,766	14,655
Subordinated notes	3,461	4,227	4,602
SBA loan pools	3,573	5,037	5,718
Municipal bonds	—	486	499
Total available-for-sale securities, at fair value	79,992	89,187	84,520

Other investments, at cost	4,450	4,450	4,450

	$84,442	$93,637	$88,970
Total investments decreased $9.2 million or 9.8%, from $93.6 million at December 31, 2023 to $84.4 million at December 31, 2024. This decrease in 2024 was primarily attributable to $8.3 million sale of available-for-sale securities and $3.6 million in repayments and maturity of principal on available-for-sale securities, which was partially offset by the purchases of available-for-sale securities of $2.3 million, and net unrealized gain of $614,000 for the available-for-sale securities, associated with rising market interest rates. During the year ended December 31, 2024, the Bank sold $8.3 million available-for-sale securities and recognized $334,000 net loss on sale. In 2023, the Bank sold $1.8 million available-for-sale securities and recognized net gain on sale of securities of $24,000. There was no sale of available-for-sale securities during the year ended December 31, 2022.

Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of December 31, for each of the years shown:

	December 31,
(In thousands)	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$419,489	59.30%	$472,093	55.62%	$437,443	51.57%
Residential Real Estate	92,215	13.03%	106,783	12.58%	124,140	14.63%
Commercial and Industrial	129,608	18.32%	163,565	19.27%	138,787	16.36%
Consumer and Other	59,973	8.48%	99,688	11.74%	141,091	16.63%
Construction	3,830	0.54%	4,266	0.50%	4,922	0.58%
Construction to permanent - CRE	2,357	0.33%	2,464	0.29%	1,933	0.23%
Loans receivable, gross	707,472	100.00%	848,859	100.00%	848,316	100.00%
Allowance for credit losses	(7,305)		(15,925)		(10,310)
Loans receivable, net	$700,167		$832,934		$838,006
The gross loans receivable decreased $141.4 million or 16.7%, from $848.9 million at December 31, 2023 to $707.5 million at December 31, 2024. The Company has continued the trend of restricting loan growth and allowing loans to pay down as the balance sheet is reduced in order to strengthen capital ratios.
SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of December 31, 2024 and 2023, SBA loans included in the commercial real estate loans were $18.7 million and $12.9 million, respectively. SBA loans included in the commercial and industrial loan were $11.2 million and $17.1 million as of December 31, 2024 and 2023, respectively.
At December 31, 2024, the net loan to deposit ratio was 72.4% and the net loan to total assets ratio was 69.2%. At December 31, 2023, these ratios were 99.1% and 76.2%, respectively. The net loan to deposit ratio and net loan to total assets improvement as of December 31, 2024 compared to as of December 31, 2023 was due to the loan runoff as well as increasing deposits and cash and cash equivalents to supplement liquidity at the Company during 2024.
The following table provides the composition of the commercial real estate loan portfolio segment as of December 31, for each of the years shown:

	December 31,
(In thousands)	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Commercial Real Estate
CRE owner occupied	$83,934	20.01%	$83,120	17.61%	$72,896	16.67%
CRE multifamily	77,443	18.46%	82,342	17.44%	52,550	12.01%
CRE office	55,900	13.33%	61,368	13.00%	50,179	11.47%
CRE retail	46,946	11.19%	63,918	13.54%	56,471	12.91%
Other CRE non-owner occupied	155,266	37.01%	181,345	38.41%	205,347	46.94%
Total	$419,489	100.00%	$472,093	100.00%	$437,443	100.00%

The following table provides the commercial real estate loan portfolio segment by geographic concentrations as of December 31, for each of the years shown:

	December 31,
(In thousands)	2024		2023		2022
	Amount	%	Amount	%	Amount	%
New York	$208,093	49.61%	$241,711	51.20%	$189,851	43.40%
Connecticut	98,342	23.44%	111,523	23.62%	130,605	29.86%
New Jersey	26,861	6.40%	37,277	7.90%	37,591	8.59%
Outside Market (1)	86,193	20.55%	81,582	17.28%	79,396	18.15%

Total Commercial Real Estate	$419,489	100.00%	$472,093	100.00%	$437,443	100.00%
(1) Outside Market consists of loans in all other states, none of which are greater than 5% of the total.
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents loans receivable, gross by portfolio segment, by contractual maturity as of December 31, 2024:

	Contractual Maturity of Loan Balance
(In thousands)	One year or less	One through Five Years	After Five Years	Total
Loan portfolio segment:
Commercial Real Estate	$44,799	$240,063	$134,627	$419,489
Residential Real Estate	2,513	5,582	84,120	92,215
Commercial and Industrial	24,822	53,195	51,591	129,608
Consumer and Other	3,370	20,004	36,599	59,973
Construction	3,830	—	—	3,830
Construction to permanent - CRE	—	—	2,357	2,357
Total	$79,334	$318,844	$309,294	$707,472

Fixed rate loans	$38,459	$215,984	$104,949	$359,392
Variable rate loans	40,875	102,860	204,345	348,080
Total	$79,334	$318,844	$309,294	$707,472
All variable rate loans account for 49.2% of the total loan portfolio. Approximately 20.2% of the variable rate loan portfolio reprices with changes in interest rates within three months of the rate change. The balance of the loan portfolio has an initial rate for a fixed period, for example one, three or five years and then reprice annually after the initial fixed period. These repricing characteristics are reflected in the Bank’s aggregate analysis of net interest sensitivity included in Item 7A. of this report.
As a community bank, the Bank is invested in a local economy, which may be subject to the vagaries of general economic conditions. As of December 31, 2024, the investments in Commercial Real Estate and Commercial and Industrial were approximately 77.6% of total loans receivable. These loans generally are collateralized by the underlying real estate and supported by personal guarantees of the borrowers.

Allowance for Credit Losses on Loans
The Company adopted ASU 2016-13 effective January 1, 2023. ASU 2016-13 requires the measurement of expected credit losses for financial assets, including loans and certain off-balance-sheet credit exposures, measured at amortized cost.
The allowance for credit losses was $7.3 million at December 31, 2024, compared to the allowance for credit losses of $15.9 million at December 31, 2023. The decrease was primarily driven by charge-offs totaling $13.6 million from two large commercial real estate loans in December 2024.
Based upon the overall assessment and evaluation of the loan portfolio at December 31, 2024, management believes the allowance for credit losses of $7.3 million, which represents 1.0% of gross loans outstanding, was adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.
The following table provides detail of activity in the allowance for credit losses. The Company used the CECL methodology in 2024 and 2023 while the incurred loss methodology was used in 2022:

	Year Ended December 31,
(In thousands)	2024	2023	2022

Balance at beginning of the period	$15,925	$10,310	$9,905

Impact of ASC 326 adoption	—	13,001	—

Charge-offs:
Commercial Real Estate	(13,889)	(6,346)	—
Residential Real Estate	(21)	(515)	—
Commercial and Industrial	(1,252)	(927)	(70)
Consumer and Other	(7,431)	(10,479)	(1,690)
Construction	—	(150)	(68)
Total charge-offs	(22,593)	(18,417)	(1,828)
Recoveries:
Commercial Real Estate	—	—	154
Residential Real Estate	—	14	4
Commercial and Industrial	369	34	69
Consumer and Other	1,060	1,080	121
Total recoveries	1,429	1,128	348

Net charge-offs	(21,164)	(17,289)	(1,480)

Provision for credit losses	12,544	9,903	1,885
Balance at end of the period	$7,305	$15,925	$10,310

Ratios:
Net charge-offs to average loans	(2.66)%	(1.93)%	(0.18)%
Allowance for credit losses to total loans	1.03%	1.88%	1.22%
Allowance for credit losses to nonaccrual loans	28.24%	87.85%	55.45%

The net charge-offs increased $3.9 million from $17.3 million as of December 31, 2023 to $21.2 million as of December 31, 2024, with an increase in net charge-offs to average loans ratio of 2.66% for the year ended December 31, 2024 , from 1.93% for the year ended December 31, 2023.
The increase in net charge-offs for the year ended December 31, 2024 was primarily associated charge-offs totaling $13.6 million from two large commercial real estate loans in December 2024.
The average loan balance decreased by $101.3 million, from $896.5 million for the year ended December 31, 2023, to $795.2 million for the year ended December 31, 2024. The decrease in average loan balance, reflects the Company's continued approach of limiting loan growth and allowing loans to pay down to strengthen capital ratios as the balance sheet is reduced.
As of December 31, 2024 and December 31, 2023, the ACL was $7.3 million and $15.9 million, respectively. The decrease was due to significant charge-offs of reserved CRE and consumer loans in 2024, which also impacted the ACL to loans ratio of 1.03% as of December 31, 2024, compared to ACL to loans ratio of 1.88% as of December 31, 2023.
Nonaccrual loans was $25.9 million as of December 31, 2024, compared to $18.1 million as of December 31, 2023. The ACL to nonaccrual loans ratio was 28.24% as of December 31, 2024, compared to 87.85% as of December 31, 2023. The rate at December 31, 2023 was significantly higher due to reserves on individually evaluated CRE loans that were subsequently charged-off in the fourth quarter of 2024. Nonaccrual CRE loans of $13.6 million have been charged-off to net realizable value as of December 31, 2024.
The following table provides an allocation of allowance for credit losses by portfolio segment and the percentage of the loans to total loans:

	December 31,
	2024		2023		2022
(In thousands)	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for loan losses	Percent of loans in each category to total loans
Commercial Real Estate	$2,241	59.30%	$6,089	55.62%	$6,966	51.57%
Residential Real Estate	596	13.03%	607	12.58%	665	14.63%
Commercial and Industrial	1,077	18.32%	1,269	19.27%	1,403	16.36%
Consumer and Other	3,386	8.48%	7,843	11.74%	1,207	16.63%
Construction	5	0.54%	4	0.50%	24	0.58%
Construction to permanent - CRE	—	0.33%	113	0.29%	10	0.23%
Unallocated	—	N/A	—	N/A	35	N/A
Total Allowance for credit losses	$7,305	100.00%	$15,925	100.00%	$10,310	100.00%

Nonperforming Assets
The following table presents non-accrual and accruing loans which were past due by over 90 days for the dates indicated:

	December 31,
(In thousands)	2024	2023	2022
Non-accruing loans:
Commercial Real Estate	$19,334	$12,775	$11,241
Residential Real Estate	109	—	2,470
Commercial and Industrial	3,341	3,921	4,833
Consumer and Other	730	977	49
Construction	—	454	—
Construction to Permanent - CRE	2,357	—	—
Total non-accruing loans	25,871	18,127	18,593

Loans past due over 90 days and still accruing	—	341	1,155
Other real estate owned	2,843	2,843	—
Total nonperforming assets	$28,714	$21,311	$19,748

Nonperforming assets to total assets	2.84%	1.95%	1.89%
Nonperforming loans to total loans, net	3.69%	2.22%	2.36%
Non-accrual loans increased $7.7 million, from $18.1 million at December 31, 2023 to $25.9 million at December 31, 2024. The $25.9 million of non-accrual loans at December 31, 2024 was comprised of 335 borrowers. Of these, 14 loans were individually evaluated and a specific reserve of $463,000 was established as of December 31, 2024. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
As of December 31, 2023, the $18.1 million of non-accrual loans was comprised of 139 borrowers. Of these, 19 loans were individually evaluated and a specific reserve of $4.2 million was established.
Loans held for sale
As of December 31, 2024, loans held for sale totaled $15.7 million, consisting of nil of SBA loans, $11.4 million loans held for sale for digital payments of credit cards and $4.3 million residential mortgage loans held for sale. In comparison, at December 31, 2023, loans held for sale totaled $20.8 million, consisting of $9.9 million SBA loans and $10.8 million loans held for sale for digital payments of credit cards.
SBA loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or equipment. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided.
Patriot sells the guaranteed portion of SBA loans for liquidity purposes and to generate non-interest income. Loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. No SBA loans held for sale were recorded as of December 31, 2024. SBA loans held for sale at December 31, 2023, consisted of $3.5 million SBA commercial and industrial loans and $6.4 million SBA commercial real estate. The Company sold $8.4 million SBA loans and recorded $378,000 gain on sale for the year ended December 31, 2024. For the year ended December 31, 2023, the Company sold $4.6 million SBA loans and recorded $169,000 gain on sale. Total servicing assets recognized as of December 31, 2024 and December 31, 2023 were $739,000 and $857,000, respectively.
During 2024, $4.3 million loans held for investment were transferred to loans held for sale, and sold in 2024. In 2023 and 2022, no loans held for investment were transferred to loans held for sale.

In July 2023, Patriot Bank's Digital Payments Division has entered into a Program Management Agreement with a buyer. Under the agreement, Patriot originates credit card loans that are marketed by the buyer. As of December 31, 2024 , the Bank had credit card loans held for sale totaling $11.4 million. The credit card loans expected to be held for no longer than three days before being sold to the buyer. The credit card receivable are fully cash-secured by deposits at Patriot. The credit card loans are sold to the third party as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.
In 2024, the Bank reentered the residential mortgage business. The Residential Mortgage Division, located in Jacksonville, FL, generates the loans and typically sells them to third parties. As of December 31, 2024, the Company reported residential mortgage loans held for sale totaling $4.3 million. These loans are recorded at the lower of aggregate cost or market value. For the year ended December 31, 2024, a total gain on sale of $62,000 was recorded. A servicing asset of $27,000 was recognized as of December 31, 2024.
Premises and equipment
As of December 31, 2024 and 2023, Patriot recorded premises and equipment of $28.9 million and $29.9 million, respectively. The decreases in premises and equipment were normal depreciation of the active premises and equipment during the year ended December 31, 2024.
Management continuously reviews its branch locations and corporate offices evaluating operating efficiencies and market share as well as effective customer service and delivery.
Other Real Estate Owned (“OREO”)
As of December 31, 2024 and 2023, the Bank recorded one OREO of $2.8 million. The OREO balance represents the lower of the carrying value of loan receivable due from the mortgage of the foreclosed residential property or the estimated net realized value of the underlying property acquired through foreclosure. During 2024 and 2023, no OREO balance was sold.
Goodwill
The Company performs its annual impairment analysis of goodwill. In 2023, the impairment analysis determined that the estimated fair value of the reporting unit was less than its carrying value as of October 31, 2023. As a result, a full impairment charge of $1.1 million was recorded for the year ended December 31, 2023. As of December 31, 2024 and 2023, the goodwill balance was zero.
Core deposit intangible (“CDI”)
Core deposit intangible (“CDI”) was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. The Company performed a review of the CDI as of October 31, 2024 and determined that there was no impairment of the CDI as of December 31, 2024. The decrease in CDI of $47,000 from $203,000 at December 31, 2023 to $156,000 at December 31, 2024, was solely due to the amortization of the CDI for the year ended December 31, 2024.

Deferred Taxes
As of December 31, 2024 the carrying value of the deferred tax assets (“DTAs”) is nil as there is a full valuation allowance against all of the DTAs. As of December 31, 2023, DTAs were $24.1 million, consisting predominately of Federal and state net operating losses, capitalized costs and allowance for credit losses.
As of December 31, 2024, Patriot had available approximately $41.9 million of Federal net operating loss carryforwards (“NOL”) that are offset by $15.5 million in Internal Revenue Code §382 limitations. After applying the limitation, at December 31, 2024, Patriot has $26.4 million post-change net operating loss carry-forwards which do not expire. For the years ended December 31, 2024 and 2023, the Bank did not record any uncertain tax position (“UTP”) related to the utilization of certain federal net operating losses.
Additionally, Patriot has approximately $63.4 million of NOLs available for Connecticut tax purposes at December 31, 2024, which may be used to offset up to 50% of taxable income in any year. The NOLs will expire between 2030 and 2044.
The Company recognizes deferred tax assets to the extent we believe it is more likely than not the asset will be realized. Quarterly, management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets, including future reversals of existing taxable temporary differences, projected taxable income, tax-planning strategies, carryback potential if permitted, and the results of recent operations. A significant piece of objective negative evidence is the existence of a three or four year cumulative loss. Such objective negative evidence limits the ability of management to consider other subjective evidence, such as projected taxable income. When appropriate, the Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited to the deferred tax component of the income tax provision or benefit or, in certain circumstances, to accumulated other comprehensive income.
Based on our assessment performed in September 2024, we determined that a full valuation allowance was appropriate against the Company’s U.S. federal and state deferred tax assets. For the year ended December 31, 2024, the Company recorded income tax expense of $23.8 million which includes $25.1 million of expense from the initial recognition of the full valuation allowance.
The key factor for providing a full valuation allowance was our 3-year cumulative operating losses. Once the Company begins generating profits, we will re-evaluate whether a full valuation allowance remains appropriate or if the allowance should be reduced. As deferred tax assets associated with NOL carryforwards are already a direct reduction to Tier 1 Capital, the valuation allowance at September 30, 2024 resulted in a reduction of Tier 1 Capital of $19.9 million.
Derivatives
As of December 31, 2024, the Company had two interest rate swaps outstanding. One swap is held with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other swaps is with an outside third party. The customer interest rate swap is matched in offsetting terms to the third-party interest rate swaps. These swaps are reported at fair value in other assets or other liabilities on the Consolidated Balance Sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income. The Company did not recognize any unrealized and realized gain or loss for the year ended December 31, 2024, 2023 and 2022.
Further discussion of the final derivatives is set forth in Note 11 and Note 21 to the Consolidated Financial Statements.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	December 31,
	2024	2023	2022
Non-interest bearing:
Non-interest bearing	$106,689	$95,109	$118,541
Non-interest bearing DDA- Digital Payments	12,523	14,947	151,095
Total non-interest bearing	119,212	110,056	269,636

Interest bearing:
Negotiable order of withdrawal accounts (NOW)	31,549	33,035	34,440
Savings	38,743	44,104	71,002
Interest bearing DDA	19,630	7,127	—
Interest bearing DDA - Digital Payments	186,365	164,450	—
Money market	195,369	166,294	164,827
Money market - Digital Payments	66,654	33,986	46,173
Certificates of deposit, $250,000 or less	174,095	175,988	165,793
Certificates of deposit, more than $250,000	65,278	64,745	59,877
Brokered deposits	69,702	40,526	48,698
Total Interest bearing	847,385	730,255	590,810

Total Deposits	$966,597	$840,311	$860,446

Total Digital Payments deposits	$265,542	$213,383	$197,268

Total retail branch bank deposits	$412,960	$394,819	$430,650

Total uninsured deposits	$297,845	$334,300	$343,980
Uninsured deposits to total deposits	30.81%	39.78%	39.98%
Non-GAAP uninsured deposits to total deposits excluding Digital Payments deposits	15.80%	20.06%	22.35%
Total deposits increased by $126.3 million during 2024, rising from $840.3 million as of December 31, 2023, to $966.6 million as of December 31, 2024. The growth was primarily driven by higher deposits in the Digital Payments Division, an increase in brokered deposits, increased online money market deposits and higher retail branch deposits. The Company raised additional deposits to lower borrowings, including the Fed Bank Term Funding Program (“BTFP”) as $70 million of BTFP borrowings were repaid during 2024, as well as a reduction in outstanding advances with the FHLB.
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
Reconciliation of GAAP to Non-GAAP Measures:

	December 31,
(Dollars in thousands)	2024	2023	2022
Non-GAAP Uninsured deposits to total deposits excluding Digital Payments deposits
Total deposits	$966,597	$840,311	$860,446
Digital Payments deposits	265,542	213,383	197,268
Non-GAAP total deposits excluding Digital Payments deposits	$701,055	$626,928	$663,178

Total uninsured deposits	$297,845	$334,300	$343,980
Total uninsured Digital Payments deposits	187,048	208,524	195,778
Total uninsured deposits excluding Digital Payments deposits	$110,797	$125,776	$148,202

Non-GAAP uninsured deposits to total deposits excluding Digital Payments deposits	15.80%	20.06%	22.35%

Borrowings
As of December 31, 2024 and 2023, total borrowings were $33.1 million and $201.1 million, respectively. Borrowings consist of Federal Home Loan Bank (“FHLB”) advances, FRB borrowing, senior notes, junior subordinated debentures, and a note payable to the seller from whom the Fairfield branch building was purchased in 2015.
Shareholders’ Equity
Equity decreased $40.1 million from $44.4 million at December 31, 2023 to $4.3 million at December 31, 2024. The decrease was primarily due to a net loss of $39.9 million for the year ended December 31, 2024. For more information on the net loss for the year ended December 31, 2024 see Results of Operations section of this Management’s Discussion and Analysis.

Average Balances
The following table presents average balance sheets, interest income, interest expense and the corresponding yields earned, and rates paid for each of the years in the three-year period ended December 31, 2024.

(In thousands)	Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Interest earning assets:
Loans	$795,236	$47,322	5.93%	$896,500	$54,310	6.06%	$831,634	$40,823	4.91%
Investments	95,838	2,852	2.98%	99,546	3,157	3.17%	96,770	2,691	2.78%
Cash equivalents and restricted cash	43,125	2,188	5.06%	25,140	1,490	5.93%	32,229	498	1.55%

Total interest earning assets	934,199	52,362	5.59%	1,021,186	58,957	5.77%	960,633	44,012	4.58%

Cash and due from banks	2,711			3,172			8,091
Allowance for credit losses	(14,139)			(22,596)			(9,762)
OREO	2,843			138			—
Other assets	62,827			69,923			66,440

Total Assets	$988,441			$1,071,823			$1,025,402

Liabilities
Interest bearing liabilities:
Deposits	$730,836	$26,049	3.55%	$711,479	$21,668	3.05%	$572,295	$5,300	0.93%
Borrowings	80,048	3,476	4.33%	134,570	6,141	4.56%	106,292	3,509	3.30%
Senior notes	11,787	1,159	9.83%	11,654	1,159	9.95%	12,002	866	7.22%
Subordinated debt	18,024	1,596	8.83%	17,985	1,481	8.23%	17,947	1,066	5.94%
Note Payable	258	5	1.93%	469	8	1.71%	678	12	1.77%

Total interest bearing liabilities	840,953	32,285	3.83%	876,157	30,457	3.48%	709,214	10,753	1.52%

Demand deposits	101,290			140,654			244,128
Other liabilities	10,063			8,505			9,651

Total Liabilities	952,306			1,025,316			962,993

Shareholders' equity	36,135			46,507			62,409

Total Liabilities and Shareholders' Equity	$988,441			$1,071,823			$1,025,402

Net interest income		$20,077			$28,500			$33,259

Interest margin			2.14%			2.79%			3.46%
Interest spread			1.76%			2.29%			3.06%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the years ended December 31, 2024 to 2023 and December 31, 2023 to 2022.

	Year Ended December 31,
	2024 compared to 2023			2023 compared to 2022
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans	$(6,572)	$(416)	$(6,988)	$3,850	$9,637	$13,487
Investments	(233)	(72)	(305)	59	407	466
Cash equivalents and other	1,074	(376)	698	(109)	1,101	992

Total interest earning assets	(5,731)	(864)	(6,595)	3,800	11,145	14,945

Interest bearing liabilities:
Deposit	(2,032)	6,413	4,381	2,430	13,938	16,368
Borrowings	(2,490)	(175)	(2,665)	937	1,695	2,632
Senior notes	13	(13)	—	(27)	320	293
Subordinated debt	—	115	115	—	415	415
Note payable and other	(3)	—	(3)	(4)	—	(4)

Total interest bearing liabilities	(4,512)	6,340	1,828	3,336	16,368	19,704

(Decrease) increase in net interest income	$(1,219)	$(7,204)	$(8,423)	$464	$(5,223)	$(4,759)

RESULTS OF OPERATIONS
A discussion regarding the financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented below. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024.
Comparison of Results of Operations for the years 2024 and 2023
For the year ended December 31, 2024, the Company recorded net loss of $39.9 million ($(10.03) basic and diluted loss per share) compared to net loss of $4.2 million ($(1.05) basic and diluted loss per share) for the year ended December 31, 2023.
The results for the year of 2024 were significantly impacted by a $25.1 million full valuation allowance on the Company's deferred tax assets ("DTA") recorded as of September 30, 2024. The accounting guidance under generally accepted accounting principles ("GAAP") require an assessment of the realizability of a DTA if the Company has had a recent history of cumulative losses. Given the losses in the previous year and a half, management determined the need for a valuation allowance on the Company's DTAs. The valuation allowance lowers the balance sheet asset with a charge to tax provision, but does not limit the potential future usage of the DTAs.

Pre-tax loss was $16.1 million for the year ended December 31, 2024, compared to pre-tax loss of $5.6 million for the year ended December 31, 2023. Significant variances are summarized below and discussed in detail subsequently:
•Interest and dividend income decreased $6.6 million;
•Interest expense increased $1.8 million;
•Net interest income decreased $8.4 million;
•Provision for credit losses increased $5.0 million;
•Non-interest income increased $2.4 million; and
•Non-interest expense decreased $628,000.
Net interest income
Net interest income is the difference between interest income on interest earning assets and interest expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest earning assets and interest-bearing liabilities and the interest rates earned or paid on them, respectively.
For the year ended December 31, 2024, interest income decreased to $52.4 million, as compared to $59.0 million for the year ended December 31, 2023, which was primarily attributable to a reduction of $101.3 million in average loan balances in 2024, and narrower net interest margin due to higher deposit costs and increase in nonaccrual loans.
For the year ended December 31, 2024, total interest expense increased to $32.3 million, as compared to $30.5 million for the year ended December 31, 2023, primarily due to an increase in average deposits balance of $19.4 million. The increase in deposit interest expense reflects higher deposit balances and higher market interest rates.
Net interest income for the years ended December 31, 2024 and 2023 was $20.1 million and $28.5 million, respectively. The Bank’s net interest margin decreased to 2.1% for the year ended December 31, 2024, compared with 2.8% for the year ended December 31, 2023. The decline in net interest margin was primarily associated with an increase in the cost of deposits due to the significant rise in market interest rates, only partially mitigated by the rise in variable rate interest earning assets.
Provision (Credit) for credit losses
For the year ended December 31, 2024, the provision for credit losses was $12.5 million, consisting of a $12.5 million provision for credit loss on loans and a $89,000 credit in reserve for the off-balance sheet exposure. For the year ended December 31, 2023, the provision for credit losses was $7.4 million, consisting of a $9.9 million provision for loan losses and a $2.5 million credit in reserve for the off-balance-sheet exposure.
The Bank has been selectively managing down its credit exposure in certain higher-risk areas in 2024. The loan portfolio declined from $848.9 million as of December 31, 2023, to $707.5 million as of December 31, 2024. This reduction in credit exposure (which included $13.6 million of charge-offs against the Bank’s two largest problem credits) has required a lower level of reserves. Consequently, the ACL for loans outstanding decreased from $15.9 million as of December 31, 2023, to $7.3 million as of December 31, 2024.
Non-interest income
For the year ended December 31, 2024, non-interest income increased to $8.4 million, as compared to $6.0 million in 2023. The increase was primarily attributable to higher non-interest income from the digital payments program.
Non-interest expense
For the year ended December 31, 2024, non-interest expense decreased to $32.1 million, as compared to $32.7 million for the year ended December 31, 2023. The decrease primary associated with a $1.1 million goodwill impairment recorded in the fourth quarter of 2023, which was offset by increased salaries and benefit expenses and professional services in 2024, some of which related to the buildup of the mortgage origination business.
Provision for income taxes
The Company reported a provision for income taxes of $23.8 million for the year ended December 31, 2024, compared to a benefit for income taxes of $1.5 million for the year ended December 31, 2023. The provision for income taxes for year 2024 included a valuation allowance recorded against all deferred tax assets of $27.6 million, See Note 14 - Income Taxes.

Other financial measures and ratios:

	As of and for the year ended December 31,
	2024	2023	2022

(Loss) return on average assets	(4.03)%	(0.39)%	0.60%
(Loss) return on average equity	(110.37)%	(8.99)%	9.87%
Average equity to average assets	3.66%	4.34%	6.09%
We derived the selected balance sheet measures as of December 31, 2024, 2023 and 2022 and the selected statement of income measures for the years ended December 31, 2024, 2023 and 2022 from our audited Consolidated Financial Statements included elsewhere in this annual report. Average balances have been computed using daily averages.
Selected Quarterly Financial Data:
The following tables present the summarized quarterly results of operations (unaudited) to the Consolidated Financial Statements for the calendar year 2024:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Interest and dividend income	$14,001	$13,217	$12,814	$12,330
Interest expense	8,597	8,194	7,815	7,679
Net interest income	5,404	5,023	4,999	4,651
Provision for credit losses	658	3,092	1,026	7,679	(1)
Non-interest income	2,247	2,063	2,115	1,937
Non-interest expense	7,226	7,999	8,396	8,460
Loss before income taxes	(233)	(4,005)	(2,308)	(9,551)
Provision (benefit) for income taxes	66	(924)	24,646	(3)	(2)
Net loss	$(299)	$(3,081)	$(26,954)	$(9,548)	(3)

Loss per share
Basic	$(0.08)	$(0.77)	$(6.78)	$(2.40)
Diluted	$(0.08)	$(0.77)	$(6.78)	$(2.40)

Weighted average shares outstanding - Basic	3,976,073	3,976,073	3,976,073	3,976,673	(4)
Weighted average shares outstanding - Diluted	3,976,073	3,976,073	3,976,073	3,976,673	(4)
(1) In the fourth quarter of 2024, the provision for credit loss increased , primarily attributable to significant charge-offs for two individually evaluated commercial real estate loans.
(2) In the third quarter of 2024, a full valuation allowance on the Company’s U.S. federal and state deferred tax assets was recorded. This resulted in an increase in the Company’s income tax expense of approximately $25 million.
(3) Due to significant changes above, the net loss in the fourth quarter of 2024 decreased to $9.5 million, compared to a $27.0 million net loss in the third quarter of 2024.
(4) The weighted average diluted shares outstanding did not include 22,269, 8,695, 91,697, and 93,710 anti-dilutive restricted shares of common stock as of March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, respectively.

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
(6) The weighted average diluted shares outstanding did not include 491, 1,528, 1,651, and 15,622 anti-dilutive restricted shares of common stock as of March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES
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
The Company's on-hand liquidity and total liquidity ratios for the year ended December 31, 2024 and December 31, 2023, are as follows:

(In thousands)	December 31, 2024	December 31, 2023
On-hand liquidity
Interest-bearing cash and cash equivalents	$144,273	$50,322
Available-for-sale securities, at fair value	79,992	89,187
Less: pledged available-for-sale securities	(60,223)	(68,465)
Total on-hand liquidity	164,042	71,044

Borrowing capacity
FHLB borrowing capacity	48,692	174,533
FRB borrowing capacity	64,742	81,401
Unsecured credit lines from correspondent banks	5,000	22,000
Brokered deposit capacity	69,702	126,047
Total borrowing capacity	188,136	403,981
Less: used borrowing capacity
FHLB capacity used (including the standby letter of credit)	(48,459)	(173,147)
FRB capacity used	—	(70,000)
Outstanding brokered deposits	(69,702)	(40,526)
Total used borrowing capacity	(118,161)	(283,673)

Total liquidity	$234,017	$191,352

Total liabilities	$1,008,027	$1,049,042

On-hand liquidity to total liabilities	16.27%	6.77%
Total liquidity to total liabilities	23.22%	18.24%
On-hand liquidity increased $93.0 million from December 31, 2023 to December 31, 2024 as the Company increased its cash balances to provide available liquidity since the borrowing capacity had been reduced. The Company’s decline in financial performance resulted in less borrowing capacity from the FHLB and the brokered deposit channel. The Company paid off the BTFP in September 2024 which has a slight benefit on the Company's Net Interest Income as the rate on the BTFP was slightly higher than the current replacement funding. Both on-hand liquidity to total liabilities and total liquidity to total liabilities increased at December 31, 2024 compared to December 31, 2023 due to the increased cash balances and the reduction in total liabilities as the overall balance sheet has shrunk in an effort to improve the Bank's capital ratios.
Liquidity is a measure of the Company’s ability to generate adequate cash to meet its financial obligations. The principal cash requirements of a financial institution are to cover downward fluctuations in deposit accounts. Management believes the Company’s liquid assets are sufficient to cover probable and reasonable fluctuations in deposit accounts, and to meet other anticipated operational cash requirements at the Bank. As of December 31, 2024, due to the decline in borrowing capacity, the Bank’s ability to fund significant unexpected deposit outflows was limited.

The Private Placement closing provided additional liquidity to both the Bank and the Company and alleviated the liquidity risk. The Private Placement provided additional operating cash to the Bank and the Company and the amendment of the Company’s Senior Notes deferred interest payments until 2026 and extended the maturity to April 15, 2028 and the amendment of the Company’s Subordinated Notes deferred interest payment until 2026.
Net cash provided by operating activities increased by $13.4 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. Within this activity there was a significant increase in originations of loans held for sale and proceeds from sale of assets held for sale. This activity is primarily related to the Digital Payments Division credit card loans. This program started in the third quarter of 2023 and continues today. The activity generates non-interest income and only requires short term liquidity as the loans are originated and expected to be sold within three days.
Net cash provided by investing activities increased by $162.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is primarily due to lower originations of loans receivable and purchases of loans receivable as the Company is focused on lowering total assets to improve the Company's capital ratios.
Net cash provided by financing activities decreased by $107.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is primarily due to activity in proceeds from FRB and correspondent bank borrowings and repayments of FRB and correspondent bank borrowings. The Company did not require as much funding from FRB and correspondent bank borrowings due to the net cash provided by lower loan originations and loan purchases.
As of December 31, 2024, the maturities of Patriot’s contractual obligations are as follows:

(In thousands)	Contractual Obligations Due
Contractual Obligation Category	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Certificates of deposit	$198,260	$40,785	$328	$—	$239,373
Brokered deposits	14,959	54,743	—	—	69,702
FHB, FRB and correspondent bank borrowings	3,000	—	—	—	3,000
Senior notes	—	12,000	—	—	12,000
Subordinated debt	—	—	10,000	—	10,000
Junior subordinated debt	—	—	—	8,248	8,248
Note payable	162	—	—	—	162
Operating lease obligations	401	579	229	601	1,810

Total contractual obligations	$216,782	$108,107	$10,557	$8,849	$344,295
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
The primary source of liquidity at the Company as a stand-alone parent company is return of capital from the Bank. These capital returns are subject to OCC approval and are needed periodically to provide funds needed to service debt payments at the Company. Return of capital payments from the Bank to the Company totaled $950,000 for the year ended December 31, 2024, $2.5 million for the year ended December 31, 2023, and $900,000 for the year ended December 31, 2022. The return of capital payments for the year ended December 31, 2024 compared to the year ended December 31, 2023 were lower as the Company obtained an interest deferral on its senior notes until April 1, 2025, which is described in Note 25 Subsequent Events.

OFF-BALANCE SHEET ARRANGEMENTS
The Bank’s off-balance sheet commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon or are contingent upon the customer adhering to the terms of the agreements, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2024 and 2023, the Bank’s off-balance sheet commitments were $87.6 million and $92.5 million, respectively.
As of December 31, 2024, the Bank has an irrevocable stand-by letter of credit for a maximum of $45 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary, which expires on April 30, 2025.

REGULATORY CAPITAL REQUIREMENTS
The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$44,534	6.07%	$56,536	7.71%	$89,727	10.00%	$100,683	11.22%
Individual minimum capital ratio	$—	—%	$84,306	11.50%	$—	—%	N/A	N/A

Tier 1 Capital (to risk weighted assets)	33,545	4.57%	55,546	7.58%	73,282	8.17%	94,238	10.50%
Individual minimum capital ratio	—	—%	73,309	10.00%	—	—%	N/A	N/A

Common Equity Tier 1 Capital (to risk weighted assets)	25,545	3.48%	55,546	7.58%	65,282	7.27%	94,238	10.50%
Individual minimum capital ratio	—	—%	73,309	10.00%	—	—%	N/A	N/A

Tier 1 Leverage Capital (to average assets)	33,545	3.50%	55,546	5.79%	73,282	6.76%	94,238	8.70%
Individual minimum capital ratio	—	—%	86,306	9.00%	—	—%	N/A	N/A
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
As of December 31, 2024, the Bank did not meet any of its regulatory capital requirements. The common equity tier 1 capital was $55.5 million, or 7.58% of risk-weighted assets, below the required level of 10.00%. The Tier 1 capital was $55.5 million, or 7.58% of risk-weighted assets, also below the required level of 10.00%. The Tier 1 leverage capital was $55.5 million, or 5.79% of average assets, falling short of the required 9.00%. The total risk-based capital was $56.5 million or 7.71% of risk-weighted assets, below the required 11.50%. During 2024, the Bank significantly reduced its average and risk-based assets to work towards achieving the IMCR targets. Average assets are down $124.4 million to $959.0 million as of December 31, 2024 from $1.1 billion as of December 31, 2023, reflecting the actions of the Company during the year to lower assets.

On January 14, 2025, the Bank entered into an agreement with the OCC, pursuant to which the Bank agreed, through its board of directors to take certain actions in the areas of strategic planning, capital planning, Bank Secrecy Act / Anti-Money Laundering risk management, payment activities oversight, credit administration and concentrations risk management. The Bank’s Board appointed a Compliance Committee in January 2025, as required, to oversee the progress and compliance with the OCC Agreement.
The Capital Plan and Higher Minimums Article in the OCC Agreement established capital minimums that need to be met and maintained. The Bank is required to maintain the following ratios: a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total capital ratio of 11.50%. As of December 31, 2024, the Bank did not meet all of its regulatory capital requirements. The Private Placement results in capital ratios that are in excess of the minimums required by the OCC Agreement.
On January 17, 2025, the OCC notified the Bank that, in connection with the entry into the OCC Agreement, the individual minimum capital ratios previously established on April 17, 2024 for the Bank has been terminated.

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
Management analyzes the Bank’s interest rate sensitivity position to manage the risk associated with interest rate movements through the use of interest income simulation and repricing gap analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest sensitive.” An asset or liability is said to be interest sensitive within a specific time period if it will mature or reprice within that time period.
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

(In thousands)
	Net Portfolio Value - Performance Summary
	As of December 31, 2024			As of December 31, 2023
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$87,800	$(10,733)	(10.89)%	$107,524	$(5,779)	(5.10)%
+100	94,983	(3,550)	(3.60)%	112,036	(1,267)	(1.12)%
BASE	98,533	—	—	113,303	—	—
-100	98,886	353	0.36%	114,032	729	0.64%
-200	96,159	(2,374)	(2.41)%	106,718	(6,585)	(5.81)%

	Net Interest Income - Performance Summary
	December 31, 2024			December 31, 2023
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$28,274	$79	0.28%	$34,529	$483	1.42%
+100	28,403	208	0.74%	34,425	379	1.11%
BASE	28,195	—	—	34,046	—	—
-100	28,295	100	0.35%	34,120	74	0.22%
-200	28,679	484	1.72%	34,595	549	1.61%
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

ITEM 8. Financial Statements and Supplementary Data
The Financial Statements required by this item are presented in the order shown below:

-	Report of Independent Registered Public Accounting Firm (PCAOB ID:49)
-	Consolidated Balance Sheets as of December 31, 2024 and 2023
-	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2024
-	Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 31, 2024
-	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2024
-	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2024
-	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Patriot National Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Patriot National Bancorp, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses for Loans
As described in Notes 1 and 4 of the consolidated financial statements, the Company’s allowance for credit losses (allowance) totaled $7.3 million as of December 31, 2024. The recorded allowance was established based on an allowance of $6.8 million related to loans collectively evaluated and on an allowance of $0.5 million relating to loans individually evaluated as of December 31, 2024.
For loans that are collectively evaluated, the Company analyzes loans with similar risk characteristics in pools and uses a model and methodology that forecasts the probability of default (PD), loss given default (LGD), and exposure at default (EAD) for loans in a given pool over their remaining life, thereby deriving an allowance capable of absorbing estimated losses over the remaining life of the portfolio. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The reasonable and supportable forecasts used in the model are influenced by changes in real Gross Domestic Product ("GDP"), State of Connecticut unemployment rate, New York Fed recession indicator, CoStar composite index, New York Case Schiller index, Coincident activity index, Michigan consumer activity index, S&P's BBB credit spreads, and the Company's loan delinquencies and charge off data.
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
Credit losses for loans that do not share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis (individually evaluated loans). Individual evaluations are performed for nonaccrual loans and loans rated substandard that are in excess of $100,000. Specific allowances were estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.

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
Our audit procedures related to management’s determination of reasonable and supportable forecasts, prepayment speeds, the LGD floor, and qualitative factors applied to the quantitative model included the following:
-We obtained an understanding and tested the relevant controls for design and operating effectiveness related to management’s determination of reasonable and supportable forecasts, prepayment speeds, the LGD floor, and qualitative factors applied to the quantitative model.
-We tested the completeness and accuracy of data used by management in determining the selection and weighting of reasonable and supportable economic forecast scenarios by agreeing on a sample basis the underlying data and components to their appropriate internal or external sources.
-We evaluated the completeness and accuracy of data and assessed assumptions used by management in determining the prepayment speeds used in its calculation of PD and LGD by agreeing the underlying data to internal sources.
-We evaluated the completeness and accuracy of data and assessed assumptions used by management in determining the application of a minimum LGD floor in the calculation of LGD by agreeing the underlying data to internal and external sources.
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
Hartford, Connecticut
April 15, 2025

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2024	2023

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$3,295	$2,195
Interest bearing deposits	144,273	50,322
Restricted cash	15,042	14,019
Total cash, cash equivalents and restricted cash	162,610	66,536
Investment securities:
Available-for-sale securities, at fair value	79,992	89,187
Other investments, at cost	4,450	4,450
Total investment securities	84,442	93,637

Federal Reserve Bank (FRB) stock, at cost	1,377	2,090
Federal Home Loan Bank (FHLB) stock, at cost	779	4,202
Loans receivable (net of allowance for credit losses: 2024: $(7,305) and 2023: $(15,925))	700,167	832,934
Loans held for sale	15,702	20,767
Accrued interest and dividends receivable	5,488	7,219
Premises and equipment, net	28,865	29,875
Other real estate owned	2,843	2,843
Deferred tax asset	—	24,134
Core deposit intangible, net	156	203
Other assets	9,863	8,985
Total assets	$1,012,292	$1,093,425

Liabilities
Deposits:
Noninterest bearing deposits	$119,212	$110,056
Interest bearing deposits	847,385	730,255
Total deposits	966,597	840,311

FHLB, FRB and correspondent bank borrowings	3,000	171,000
Senior notes, net	11,861	11,723
Subordinated debt, net	9,898	9,869
Junior subordinated debt owed to unconsolidated trust, net	8,147	8,137
Note payable	162	376
Advances from borrowers for taxes and insurance	1,472	1,164
Accrued expenses and other liabilities	6,890	6,462
Total liabilities	1,008,027	1,049,042

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of December 31, 2024: 4,065,593 shares issued; 3,991,852 shares outstanding; As of December 31, 2023: 4,049,814 shares issued; 3,976,073 shares outstanding;	106,854	106,670
Accumulated deficit	(86,908)	(47,026)
Accumulated other comprehensive loss	(15,681)	(15,261)
Total shareholders' equity	4,265	44,383
Total liabilities and shareholders' equity	$1,012,292	$1,093,425
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Interest and Dividend Income
Interest and fees on loans	$47,322	$54,310	$40,823
Interest on investment securities	2,565	2,653	2,307
Dividends on investment securities	287	504	384
Other interest income	2,188	1,490	498
Total interest and dividend income	52,362	58,957	44,012

Interest Expense
Interest on deposits	26,049	21,668	5,300
Interest on FHLB, FRB and correspondent bank borrowings	3,476	6,141	3,509
Interest on senior debt	1,159	1,159	866
Interest on subordinated debt	1,596	1,481	1,066
Interest on note payable	5	8	12
Total interest expense	32,285	30,457	10,753

Net interest income	20,077	28,500	33,259

Provision for credit losses	12,455	7,429	1,885

Net interest income after provision for credit losses	7,622	21,071	31,374

Non-interest Income
Loan application, inspection and processing fees	625	694	386
Deposit fees and service charges	536	285	256
Gains on sales of loans	440	169	1,461
Rental income	302	395	566
(Loss) gain on sale of investment securities, net	(334)	24	—
Digital Payments income	5,109	2,294	683
Other income	1,684	2,144	253
Total non-interest income	8,362	6,005	3,605

Non-interest Expense
Salaries and benefits	17,896	17,598	15,506
Occupancy and equipment expense	3,208	3,410	3,428
Data processing expense	1,320	1,228	1,185
Professional and other outside services	3,700	3,369	2,664
Project expenses, net	—	93	133
Advertising and promotional expense	360	269	232
Loan administration and processing expense	167	259	234
Regulatory assessments	1,363	1,176	817
Insurance expense, net	316	277	271
Communications, stationary and supplies	973	870	616
Intangible asset impairment	—	1,107	—
Other operating expense	2,778	3,053	2,136
Total non-interest expense	32,081	32,709	27,222

(Loss) income before income taxes	(16,097)	(5,633)	7,757

Provision (benefit) for income taxes	23,785	(1,454)	1,596

Net (loss) income	$(39,882)	$(4,179)	$6,161

Basic (loss) earnings per share	$(10.03)	$(1.05)	$1.56
Diluted (loss) earnings per share	$(10.03)	$(1.05)	$1.55
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)	Year Ended December 31,
	2024	2023	2022

Net (loss) income	$(39,882)	$(4,179)	$6,161

Other comprehensive income
Unrealized holding gain (loss) on securities	280	240	(18,879)
Reclassification for realized loss (gain) on sale of investment securities	334	(24)	—
Net change in unrealized gain (loss)	614	216	(18,879)

Income tax (expense) benefit	(1,034)	168	4,871

Unrealized (loss) gain on securities, net of tax	(420)	384	(14,008)

Total other comprehensive (loss) income	(420)	384	(14,008)

Comprehensive loss	$(40,302)	$(3,795)	$(7,847)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2022	3,956,492	$106,479	$(37,498)	$(1,637)	$67,344
Comprehensive loss:
Net income	—	—	6,161	—	6,161
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(14,008)	(14,008)
Total comprehensive income (loss)	—	—	6,161	(14,008)	(7,847)
Share-based compensation expense	—	86	—	—	86
Vesting of restricted stock	8,694	—	—	—	—
Balance at December 31, 2022	3,965,186	106,565	(31,337)	(15,645)	59,583
Transition adjustment related to adoption of ASC326, net of tax	—	—	(11,510)	—	(11,510)
Comprehensive (loss) income:
Net loss	—	—	(4,179)	—	(4,179)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	384	384
Total comprehensive (loss) income	—	—	(4,179)	384	(3,795)
Share-based compensation expense	—	105	—	—	105
Vesting of restricted stock	10,887	—	—	—	—
Balance at December 31, 2023	3,976,073	106,670	(47,026)	(15,261)	44,383
Comprehensive (loss) income:
Net loss	—	—	(39,882)	—	(39,882)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(420)	(420)
Total comprehensive loss	—	—	(39,882)	(420)	(40,302)
Share-based compensation expense	—	184	—	—	184
Vesting of restricted stock	15,779	—	—	—	—
Balance at December 31, 2024	3,991,852	$106,854	$(86,908)	$(15,681)	$4,265
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(39,882)	$(4,179)	$6,161
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of investment premiums and discounts, net	(160)	(116)	(51)
Amortization and accretion of purchase loan premiums and discounts, net	17	1,902	2,722
Amortization of debt issuance costs	177	177	38
Amortization of core deposit intangible	47	46	47
Amortization of servicing assets of sold SBA loans	229	114	98
Impairment of intangible assets	—	1,107	—
Provision for credit losses	12,455	7,429	1,885
Depreciation and amortization	1,078	1,193	1,325
Loss (gain) on sales of available-for-sale securities	334	(24)	—
Gain on sale of premises and equipment	(3)	—	—
Share-based compensation	184	105	86
Decrease (increase) in deferred tax assets	23,100	(4,211)	1,490
Increase in deferred tax liabilities	724	—	—
Originations of loans held for sale, net	(577,242)	(189,453)	(23,972)
Proceeds from sale of loans held for sale	581,560	174,066	23,077
Gains on sale of loans held for sale, net	(440)	(169)	(1,461)
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	1,731	48	(1,445)
(Increase) decrease in other assets	(1,123)	1,750	(879)
Decrease in accrued expenses and other liabilities	(103)	(500)	(2,085)
Net cash provided by (used in) operating activities	2,683	(10,715)	7,036

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	8,325	1,780	3,600
Principal repayments on available-for-sale securities	3,629	4,324	6,723
Purchases of available-for-sale securities	(2,319)	(10,415)	(19,330)
Redemptions of FRB stock	713	537	216
Redemptions (purchases) of FHLB stock	3,423	(328)	310
Origination of loans receivable	(48,936)	(145,531)	(211,383)
Purchases of loans receivable	(187)	(21,108)	(141,412)
Payments received on loans receivable	170,405	143,977	239,639
Purchases of premises and equipment	(55)	(412)	(414)
Proceeds from sale of premises and equipment	13	—	—
Net cash provided by (used in) investing activities	135,011	(27,176)	(122,051)

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	126,286	(20,135)	111,884
(Repayments) proceeds from FHLB daily borrowing, net	(68,000)	16,000	(5,000)
Repayments of FHLB long term borrowings	(30,000)	—	—
Proceeds from FRB and correspondent bank borrowings	42,000	285,500	40,000
Repayments of FRB and correspondent bank borrowings	(112,000)	(215,500)	(40,000)
Principal repayments of senior notes	—	—	(12,000)
Proceeds from issuance of senior notes	—	—	12,000
Principal repayments of note payable	(214)	(209)	(206)
Increase in advances from borrowers for taxes and insurance	308	278	(215)
Net cash (used in) provided by financing activities	(41,620)	65,934	106,463

Net increase (decrease) in cash, cash equivalents and restricted cash	96,074	28,043	(8,552)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)	Year Ended December 31,
	2024	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	66,536	38,493	47,045

Cash, cash equivalents and restricted cash at end of period	$162,610	$66,536	$38,493

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$31,924	$29,631	$10,472
Cash paid for income taxes, net	$66	$3,536	$102

Non-cash transactions:
Change in unrealized loss (gain) on available-for-sale securities, net of tax	$420	$(384)	$14,008

Transfers of SBA loans held for sale to loans receivable	$5,526	$—	$274

Transfers of loans receivable to loans held for sale	$(4,339)	$—	$—

Transfers of loans receivable to OREO	$—	$2,843	$—

Capitalized servicing assets	$138	$85	$400

Operating lease right-of-use assets / liabilities	$177	$16	$80

Increase (decrease) in interest rate swaps	$9	$(129)	$(535)

Deferred cost for capital raise	$(120)	$—	$(825)

Deferred debt issuance costs	$—	$56	$360

Decrease in premises and equipment recorded under other liabilities	$(65)	$—	$—

Expected credit loss for loans - ASC 326 adoption	$—	$13,001	$—
Expected credit loss for unfunded loan commitments - ASC 326 adoption	$—	$2,737	$—
Deferred tax assets - ASC 326 adoption	$—	$(4,228)	$—
Retained earnings adjustment - ASC 326 adoption	$—	$11,510	$—

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements

Note 1.    Nature of Operations and Summary of Significant Accounting Policies
Patriot National Bancorp, Inc. (the "Company" or "PNBK"), a Connecticut corporation, is a bank holding company that was organized in 1999. Patriot Bank, N.A. (the "Bank") (collectively, “Patriot”) is a wholly owned subsidiary of the Company. The Bank is a nationally chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Company (“FDIC”), which manages the Deposit Insurance Fund. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, seven branch offices in Connecticut and one branch office in New York. The Bank's customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County in New York.
On March 11, 2003, the Company formed Patriot National Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities and investing the proceeds in subordinated debentures issued by the Company, and on March 26, 2003, the first series of trust preferred securities were issued. In accordance with generally accepted accounting principles in the United States of America (“US GAAP”), the Trust is not included in the Company’s consolidated financial statements.
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
The Company maintains cash on deposit at other depository institutions as collateral for the Bank’s Digital Payments business, which is considered as restricted cash.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Federal Reserve Bank and Federal Home Loan Bank stock
The Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank of Boston (“FHLB-B”), as collateral, in an amount equal to a percentage of its total assets, plus a percentage of its activity with FHLB-B. Additionally, the Bank is required to maintain an investment in the capital stock of the Federal Reserve Bank (“FRB”), as collateral, in an amount equal to three percent of the Bank’s total equity capital as per its latest Report of Condition (“Call Report”) filed with the Federal Deposit Insurance Corporation. The FRB requires that one-half of the investment in its stock be funded currently, with the remaining amount subject to call when deemed necessary by the FRB Board of Governors.
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
Included in the Bank’s investment portfolio are shares in the FHLB-B and FRB of $2.2 million and $6.3 million as of December 31, 2024 and 2023, respectively. Management has evaluated its investment in the capital stock of the FHLB-B and FRB for impairment, based on the aforementioned criteria, and has determined that as of December 31, 2024 and 2023 there is no impairment of its investment in either the FHLB-B or FRB.
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
At December 31, 2024 and 2023, the Bank’s investment portfolio includes a $4.5 million investment in the Solomon Hess SBA Loan Fund (“SBA Fund”). The Bank uses this investment to satisfy its Community Reinvestment Act lending requirements. At December 31, 2024 and 2023, the investment in the SBA Fund is reported in the Consolidated Balance Sheets at cost, which management believes approximates fair value.
Loans receivable
Loans that Patriot has the intent and ability to hold until maturity or for the foreseeable future generally are reported at their outstanding unpaid principal balances adjusted for deferred costs, an allowance for credit losses, if any, and any unamortized discount, premium and deferred fees.
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
Allowance for credit losses
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 requires an entity to reflect its current estimate of all expected credit losses based on historical experience, current conditions and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. ASC 326 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the reserve for credit losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.
The allowance for credit losses (“ACL”) is based on the Company’s evaluation of the loan portfolios, current asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, economic conditions, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The process is inherently subjective and subject to significant change as it requires material estimates.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
In addition, a risk rating system is utilized to evaluate the collectively evaluated component of the ACL. Under this system, management assigns risk ratings between one and eleven. Risk ratings are assigned based upon the recommendation of the credit analyst and the originating loan officer. The risk ratings are reviewed and confirmed by the loan committee of the Board of Directors (the “Loan Committee”). Risk ratings are established at the initiation of transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and the Loan Committee.
In the underwriting of loans secured by real property, property appraisals are required to be performed by independent licensed appraisers that have been approved by Patriot’s Board of Directors. Appraisals are subject to review by independent third parties hired by Patriot. All appraisals are reviewed by qualified independent parties to the firm preparing the appraisals. Generally, management obtains updated appraisals when a loan is on nonaccrual status and evaluated individually. These appraisals may be more limited than those prepared for the underwriting of a new loan. Additionally, the Bank hires an outside engineering consultant perform the inspection on properties. Management reviews and inspection reports before disbursing funds, particularly during the term of a construction loan.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Accrued Interest Receivable
Upon adoption of ASC 326 and its related amendments on January 1, 2023, the Company made the following elections regarding accrued interest receivable:
•Presenting accrued interest receivable balances separately on the Consolidated Balance Sheet.
•Continuing our policy to fully reserve accrued interest receivable by reversing interest income on nonaccrual loans. For commercial loans, the reserve is established upon becoming 90 days past due except for instances where it can be clearly documented that the loan is both well secured and in the process of collection. For consumer loans, the charge-off typically occurs upon becoming 120 days past due. Historically, the Company has not experienced uncollectible accrued interest receivable on its investment securities.
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
Loans Held for Sale
SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. Patriot originates loans to customers under the SBA program, historically providing for SBA guarantees of 75% of the principal balance of each loan. Due to the pandemic, in December 2020, the SBA temporarily increased the guaranteed percentage to 90% during one of the rounds of stimulus. As of October 1, 2021, the guaranteed percentage reverted back to 75% of the loan. Patriot typically sells the guaranteed portion of its SBA loans to third parties and retains the servicing, holding the unguaranteed portion in its portfolio. The amount of loan origination fees is included in the carrying value of loans sold and in the calculation of the gain or loss on the sale. When sales of SBA loans occur, the premium received on the sale and the present value of future cash flows of the servicing assets, less the discount of the retained portion of the loan, are recognized in income. All criteria for sale accounting must be met for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.
Loans held for sale are carried at the lower of amortized cost or estimated fair value. The estimated fair value for SBA loans held for sale is based on pricing information from secondary markets and brokers, when available.
Patriot originates commercial credit card loans that are marketed by the buyer. The credit card loans are expected to be held for no longer than three days before being sold to the buyer. The credit card loans are fully cash-secured by deposits at Patriot. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par; thus, there is no servicing asset or gain or loss on sale.
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
Derivatives Not Designated in Hedge Relationships: Patriot enters into interest rate swap agreements (“swaps”) on a limited basis, to provide a facility to mitigate for the borrower the fluctuations in the variable rate on the respective loan. The customer swaps are simultaneously hedged by offsetting derivatives that Patriot entered into with an outside third party. The swaps are reported at fair value in other assets or other liabilities. These swaps qualify as derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income.
The credit risk associated with derivatives executed with customers is similar as that involved in extending loans and is subject to normal credit policies. Collateral is obtained based on management’s assessment of the customer. The positions of customer derivatives are recorded at fair value and changes in value are included in non-interest income on the consolidated statement of operations.
Income taxes
The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets (“DTAs”) and liabilities (“DTLs”) are recognized for the estimated tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carry forwards. DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company recognize deferred tax assets to the extent we believe it is more likely than not the asset will be realized. Quarterly, management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets, including future reversals of existing taxable temporary differences, projected taxable income, tax-planning strategies, carryback potential if permitted, and the results of recent operations. A significant piece of objective negative evidence is the existence of a three or four year cumulative loss. Such objective negative evidence limits the ability of management to consider other subjective evidence, such as projected taxable income. When appropriate, the Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited to the deferred tax component of the income tax provision or benefit or, in certain circumstances, to accumulated other comprehensive income.
Based on our assessment performed as of September 30, 2024, we determined that a full valuation allowance was appropriate against the Company’s U.S. federal and state deferred tax assets. The key factor for providing a full valuation allowance was our 3-year cumulative operating losses. Once the Company begins generating profits, we will re-evaluate if a full valuation allowance remains appropriate or if the allowance should be reduced.

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
Patriot’s returns for tax years 2021 through 2024 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. Federal tax purposes and, for State tax purposes, by the taxing authorities of Connecticut, New York and New Jersey.
As of December 31, 2024 and 2023, the Bank did not record any uncertain tax positions (“UTP”). Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.
Earnings per Share
Basic earnings per share represent earnings accruing to common shareholders and are computed by dividing net income by the weighted average number of shares of common stock outstanding.
Diluted earnings per share reflects additional shares of common stock that would have been outstanding if potentially dilutive securities had been converted to common stock, as well as any adjustments to earnings resulting from the assumed conversion, unless such effect is anti-dilutive. Potential shares of common stock that may be issued by Patriot include any unvested restricted stock awards, stock options, and stock warrants and are determined using the treasury stock method.
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
Segment reporting
Patriot’s only business segment is Community Banking. During the years ended December 31, 2024, 2023 and 2022, this segment represented all the revenues and income of Patriot. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The Financial Accounting Standards Board amended the segment reporting requirements to add disclosures of incremental segment expense categories. The Company adopted this guidance effective December 31, 2024 on a retrospective basis. The additional disclosures are included in Note 23 – Segment Information.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Non-interest income - Digital Payments Division
The Digital Payments Division ("DPD") provides solutions to our customers in the form of acceptance, processing and settlement of prepaid, debit, and charge card payments and accounts. Each of our customers, called Program Managers (“PMs”), signs a services agreement with the Bank with customized terms and fees. The typical fees include start-up fees and transaction fees, and the fees will vary by relationship. The start-up fees are to compensate the Bank for costs of due diligence on the PMs and the programs, and to onboard the PMs and programs onto our infrastructure. The transaction fees are typically based on a charge per transaction settled, or a rate on the total dollar settlement volume in a month. The fees are billed after the activities occur and collected monthly.
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
Recently Adopted and Issued Accounting Standards
Accounting Standards Adopted in 2024
ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and define other disclosure requirements. A public entity must apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance effective December 31, 2024 on a retrospective basis. The additional disclosures are included in Note 23 – Segment Information.
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
ASU 2024-03
In November 2024, the FASB issued ASU 2024-03: Income Statement-Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses. This ASU requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU does not change the expense captions an entity presents on the face of the income statement. ASU 2024-03 can be applied prospectively, and it is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective applications are permitted. We do not expect adoption of this standard to have a material impact on the Company’s Consolidated Financial Statements.

Note 2.    Restrictions on Cash and Due from Banks
Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. In March of 2020, the Federal Reserve Bank eliminated reserve requirements for all depository institution. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2024 and 2023.
The Company maintains restricted cash on deposit with another depository institution as collateral for the Bank’s Digital Payments business. The collateral serves to protect a payment processor in the event of the Bank’s inability to fulfill its obligations regarding transactions processed through the payment processor on behalf of Digital Payments. The restricted cash was $15.0 million and $14.0 million as of December 31, 2024 and 2023, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 3.    Available-for-sale securities
At December 31, 2024 and 2023, the amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities was as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2024:
U. S. Government agency and mortgage-backed securities	$75,689	$—	$(15,466)	$60,223
Corporate bonds	15,996	—	(3,261)	12,735
Subordinated notes	4,000	—	(539)	3,461
SBA loan pools	4,562	—	(989)	3,573
	$100,247	$—	$(20,255)	$79,992

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$80,500	$—	$(14,829)	$65,671
Corporate bonds	17,995	—	(4,229)	13,766
Subordinated notes	5,000	—	(773)	4,227
SBA loan pools	6,002	—	(965)	5,037
Municipal bonds	559	—	(73)	486
	$110,056	$—	$(20,869)	$89,187
The following table presents available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of December 31, 2024 and 2023:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
December 31, 2024:
U. S. Government agency and mortgage-backed securities	$4,170	$(160)	$56,053	$(15,306)	$60,223	$(15,466)
Corporate bonds	—	—	12,735	(3,261)	12,735	(3,261)
Subordinated notes	—	—	3,461	(539)	3,461	(539)
SBA loan pools	—	—	3,573	(989)	3,573	(989)
	$4,170	$(160)	$75,822	$(20,095)	$79,992	$(20,255)

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$9,984	$(286)	$55,687	$(14,543)	$65,671	$(14,829)
Corporate bonds	—	—	13,766	(4,229)	13,766	(4,229)
Subordinated notes	—	—	4,227	(773)	4,227	(773)
SBA loan pools	—	—	5,037	(965)	5,037	(965)
Municipal bonds	—	—	486	(73)	486	(73)
	$9,984	$(286)	$79,203	$(20,583)	$89,187	$(20,869)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
As of December 31, 2024, all forty-four available-for-sale securities were in an unrealized loss position, with an aggregate depreciation of 20.2% from amortized cost. As of December 31, 2023, fifty of fifty available-for-sale securities had unrealized losses, with an aggregate depreciation of 19.0% from amortized cost.
As of December 31, 2024 and 2023, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of December 31, 2024, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities. All debt securities in an unrealized loss position continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of December 31, 2024 and 2023, available-for-sale securities of $60.2 million and $68.5 million, respectively, were pledged primarily as collateral for FRB and FHLB borrowings, and to secure municipal deposits. The securities were pledged to the FRB and FHLB.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at December 31, 2024 and 2023. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
December 31, 2024:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$12,735	$—	$12,735
Subordinated notes	3,000	1,000	—	4,000	2,610	851	—	3,461
SBA loan pools	—	—	4,562	4,562	—	—	3,573	3,573
Available-for-sale securities with stated maturity dates	3,000	16,996	4,562	24,558	2,610	13,586	3,573	19,769
U. S. Government agency and mortgage-backed securities	—	5,172	70,517	75,689	—	4,134	56,089	60,223
	$3,000	$22,168	$75,079	$100,247	$2,610	$17,720	$59,662	$79,992

December 31, 2023:
Corporate bonds	$2,000	$15,995	$—	$17,995	$1,947	$11,819	$—	$13,766
Subordinated notes	3,000	2,000	—	5,000	2,527	1,700	—	4,227
SBA loan pools	—	1,096	4,906	6,002	—	1,084	3,953	5,037
Municipal bonds	153	406	—	559	140	346	—	486
Available-for-sale securities with stated maturity dates	5,153	19,497	4,906	29,556	4,614	14,949	3,953	23,516
U. S. Government agency and mortgage-backed securities	—	5,222	75,278	80,500	—	4,237	61,434	65,671
	$5,153	$24,719	$80,184	$110,056	$4,614	$19,186	$65,387	$89,187

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 4.    Loans Receivables and Allowance for Credit Losses
As of December 31, 2024 and 2023, loans receivable, net, consisted of the following:

	December 31,
(In thousands)	2024	2023
Loan portfolio segment:
Commercial Real Estate	$419,489	$472,093
Residential Real Estate	92,215	106,783
Commercial and Industrial	129,608	163,565
Consumer and Other	59,973	99,688
Construction	3,830	4,266
Construction to Permanent - CRE	2,357	2,464
Loans receivable, gross	707,472	848,859
Allowance for credit losses	(7,305)	(15,925)
Loans receivable, net	$700,167	$832,934
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
Patriot did not purchase any commercial real estate loans in 2024 and 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Residential Real Estate Loans
Patriot’s residential real estate loan portfolio consists primarily of purchased residential loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. In 2024, Patriot purchased $187,000 residential real estate loans. In 2023, Patriot did not purchase any residential real estate loans.
In 2024, the Bank reentered the residential mortgage business, began originating mortgage loans through its mortgage origination unit, Residential Mortgage Division, based in Jacksonville, Florida. These mortgage loans are typically sold to third parties and classified as Loans Held for Sale. For further details, refer to disclosures in Note 5 - Loans Held for Sale.
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
Patriot’s syndicated and leveraged loan portfolios totaled $5.7 million and $5.7 million at December 31, 2024 and 2023, respectively. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
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
The Company has purchased unsecured consumer loans from a third party which are higher yielding loans of 2-5 year terms that are expected to incur an increased level of charge-offs. Loans purchased under this program totaled zero and $15.4 million for the year ended December 31, 2024 and 2023, respectively. Loans outstanding under this program totaled $20.7 million and $48.5 million as of December 31, 2024 and 2023, respectively.
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
Patriot purchased home equity line of credit loans (“HELOC”) of nil and $5.7 million for the year ended December 31, 2024 and 2023, respectively.

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
Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and financial strength of the builder, the type and location of the property, and other factors. Construction loans tend to be personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by an inability to complete construction, a downturn in the market for new construction, by a significant increase in interest rates, or by decline in general economic conditions. The construction loans outstanding at December 31, 2024 and 2023 totaled $3.8 million and $4.3 million, respectively.
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
SBA Loans
Patriot originated SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. From December 27, 2020, to September 31, 2021, the SBA temporarily increased the guarantees to 90%. On October 1, 2021, the guaranty percentage automatically reverted to its previous level of 75% . The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $29.9 million and $30.0 million at December 31, 2024 and 2023, respectively.
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
Paycheck Protection Program loans totaled $129,000 and $133,000 as of December 31, 2024 and 2023, respectively, which are included in the commercial and industrial loan classifications.

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
The Company estimates expected credit losses for pooled loans using a modeling method that incorporates probability of default (“PD”) and loss given default (“LGD”). The PD model employs a quarterly risk-rating transition method to estimate the probability of default by simulating loan downgrades and assigning increasing default probabilities to each loan. This captures the likelihood that borrowers will be unable to repay their loans according to the original terms. The LGD calculation considers characteristics such as collateral value and vintage, underlying collateral characteristics (e.g., CRE vs. residential, owner-occupied vs. investment), a floor for the LGD calculation (minimum loss in event of default regardless of collateral protection), and other relevant underwriting characteristics. Also calculated is the exposure at default. The probability of default is multiplied by the loss given default and the exposure at default. This calculation is forecasted for every year remaining in the life of each loan, and the results are aggregated to determine the necessary level of ACL for the pooled loans. Forecasted exposure at default can be influenced by prepayments speeds, which management had elected to discount in part since CECL adoption to reflect the expectation of slower voluntary prepayments in the face of an increasing interest rate environment and now a stable to slightly declining interest rate environment.
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
The Company maintains an ACL for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $182,000 and $271,000 as of December 31, 2024 and 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for each year in the three-year period ended December 31, 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
As of and for the year ended December 31, 2024
Allowance for credit losses:
December 31, 2023	$6,089	$607	$1,269	$7,843	$4	$113	$—	$15,925
Charge-offs	(13,889)	(21)	(1,252)	(7,431)	—	—	—	(22,593)
Recoveries	—	—	369	1,060	—	—	—	1,429
Provisions (credits)	10,041	10	691	1,914	1	(113)	—	12,544	(1)
December 31, 2024	$2,241	$596	$1,077	$3,386	$5	$—	$—	$7,305

As of and for the year ended December 31, 2023
Allowance for credit losses:
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
Impact of ASC 326 Adoption	1,626	189	219	10,977	(4)	29	(35)	13,001
Charge-offs	(6,346)	(515)	(927)	(10,479)	(150)	—	—	(18,417)
Recoveries	—	14	34	1,080	—	—	—	1,128
Provisions	3,843	254	540	5,058	134	74	—	9,903	(2)
December 31, 2023	$6,089	$607	$1,269	$7,843	$4	$113	$—	$15,925

As of and for the year ended December 31, 2022
Allowance for loan and lease losses:
December 31, 2021	$5,063	$1,700	$2,532	$253	$78	$41	$238	$9,905
Charge-offs	—	—	(70)	(1,690)	(68)	—	—	(1,828)
Recoveries	154	4	69	121	—	—	—	348
Provisions (credits)	1,749	(1,039)	(1,128)	2,523	14	(31)	(203)	1,885	(3)
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
(1) The provision on credit losses included in the above table does not include the credit on unfunded loan commitments of $89,000 for the year ended December 31, 2024.
(2) The provision on credit losses included in the above table does not include the credit on unfunded loan commitments of $2.5 million for the year ended December 31, 2023.
(3) No provision on unfunded loan commitments is included in the provision on allowance for loan and lease losses for the year ended December 31, 2022.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for allowance for credit losses as of December 31, 2024 and 2023:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
December 31, 2024
Allowance for credit losses:
Individually evaluated loans	$403	$—	$60	$—	$—	$—	$463
Collectively evaluated loans	1,838	596	1,017	3,386	5	—	6,842
Total allowance for credit losses	$2,241	$596	$1,077	$3,386	$5	$—	$7,305

Loans receivable, gross:
Individually evaluated loans	$19,335	$—	$3,323	$—	$—	$2,357	$25,015
Collectively evaluated loans	400,154	92,215	126,285	59,973	3,830	—	682,457
Total loans receivable, gross	$419,489	$92,215	$129,608	$59,973	$3,830	$2,357	$707,472

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
December 31, 2023
Allowance for credit losses:
Individually evaluated loans	$3,813	$—	$392	$—	$—	$—	$4,205
Collectively evaluated loans	2,276	607	877	7,843	4	113	11,720
Total allowance for credit losses	$6,089	$607	$1,269	$7,843	$4	$113	$15,925

Loans receivable, gross:
Individually evaluated loans	$12,775	$—	$3,904	$—	$454	$—	$17,133
Collectively evaluated loans	459,318	106,783	159,661	99,688	3,812	2,464	831,726
Total loans receivable, gross	$472,093	$106,783	$163,565	$99,688	$4,266	$2,464	$848,859
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
If either type of loan is classified as “Loss”, meaning full loss on the loan is expected, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold. In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-ended” credits are typically charged off once they reach 180 days past dues and “Closed-end” credits are typically charged off once they reach 120 days past due, with limited exceptions for loans secured by 1-4 family residential real estate.
The allowance for credit losses may increase to reflect the decline in the performance of the loan portfolio and the higher level of expected losses.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Loan Portfolio Vintage Analysis
The following tables summarize loan amortized cost by vintage, credit quality indicator and class of loans based on year of origination as of December 31, 2024:

(In thousands)	Term of Loans by Origination
As of December 31, 2024:	2024	2023	2022	2021	2020	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$102,906	$130,143	$88,275	$2,085	$69,858	$—	$393,267
Special mention	—	3,697	—	—	—	430	—	4,127
Substandard	—	1,099	6,691	8,615	233	5,457	—	22,095
	—	107,702	136,834	96,890	2,318	75,745	—	419,489
Current period gross charge-offs	—	—	—	—	—	13,889	—	13,889
Residential Real Estate:
Pass	372	—	1,218	2,811	9,546	74,937	792	89,676
Special mention	—	—	—	—	1,053	1,377	—	2,430
Substandard	—	—	—	—	—	109	—	109
	372	—	1,218	2,811	10,599	76,423	792	92,215
Current period gross charge-offs	—	—	—	—	—	21	—	21
Commercial and Industrial:
Pass	843	2,449	13,607	19,892	839	6,410	69,462	113,502
Special mention	—	289	18	39	—	573	7,389	8,308
Substandard	—	258	486	844	5,669	488	53	7,798
	843	2,996	14,111	20,775	6,508	7,471	76,904	129,608
Current period gross charge-offs	—	—	—	—	—	1,252	—	1,252
Consumer and Other:
Pass	290	2,514	15,907	1,846	—	15,305	23,381	59,243
Substandard	—	72	393	13	—	—	252	730
	290	2,586	16,300	1,859	—	15,305	23,633	59,973
Current period gross charge-offs	—	313	5,997	635	—	486	—	7,431
Construction:
Pass	—	—	—	3,830	—	—	—	3,830
	—	—	—	3,830	—	—	—	3,830
Construction to Permanent - CRE:
Substandard	—	—	—	2,357	—	—	—	2,357
	—	—	—	2,357	—	—	—	2,357

Total loans	$1,505	$113,284	$168,463	$128,522	$19,425	$174,944	$101,329	$707,472
Total Current period gross charge-offs	$—	$313	$5,997	$635	$—	$15,648	$—	$22,593

Loans receivable, gross:
Pass	1,505	107,869	160,875	116,654	12,470	166,510	93,635	659,518
Special mention	—	3,986	18	39	1,053	2,380	7,389	14,865
Substandard	—	1,429	7,570	11,829	5,902	6,054	305	33,089
Total Loans receivable, gross	$1,505	$113,284	$168,463	$128,522	$19,425	$174,944	$101,329	$707,472
Total Current period gross charge-offs	$—	$313	$5,997	$635	$—	$15,648	$—	$22,593

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize loan amortized cost by vintage, credit quality indicator and class of loans based on year of origination as of December 31, 2023:

(In thousands)	Term of Loans by Origination
As of December 31, 2023:	2023	2022	2021	2020	2019	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$104,683	$138,091	$111,308	$3,401	$31,832	$63,526	$—	$452,841
Special mention	—	6,482	—	—	—	—	—	6,482
Substandard	—	1,799	—	280	10,000	691	—	12,770
Total	104,683	146,372	111,308	3,681	41,832	64,217	—	472,093
Current period gross charge-offs	—	—	—	—	6,341	5	—	6,346
Residential Real Estate:
Pass	—	1,251	2,975	11,577	15,770	74,596	614	106,783
Total	—	1,251	2,975	11,577	15,770	74,596	614	106,783
Current period gross charge-offs	—	—	—	—	—	515	—	515
Commercial and Industrial:
Pass	2,696	13,916	23,099	8,004	9,578	7,024	96,431	160,748
Special mention	6	348	—	—	37	11	104	506
Substandard	16	—	801	—	401	1,093	—	2,311
Total	2,718	14,264	23,900	8,004	10,016	8,128	96,535	163,565
Current period gross charge-offs	—	182	85	—	516	144	—	927
Consumer and Other:
Pass	6,470	36,668	4,724	—	5,590	14,314	30,945	98,711
Substandard	197	645	61	—	—	—	74	977
Total	6,667	37,313	4,785	—	5,590	14,314	31,019	99,688
Current period gross charge-offs	114	9,013	1,280	—	6	66	—	10,479
Construction:
Pass	—	—	3,812	—	—	—	—	3,812
Substandard	—	—	—	—	454	—	—	454
Total	—	—	3,812	—	454	—	—	4,266
Current period gross charge-offs	—	—	150	—	—	—	—	150
Construction to Permanent - CRE:
Special mention	—	—	2,464	—	—	—	—	2,464
Total	—	—	2,464	—	—	—	—	2,464

Total loans	$114,068	$199,200	$149,244	$23,262	$73,662	$161,255	$128,168	$848,859
Total Current period gross charge-offs	$114	$9,195	$1,515	$—	$6,863	$730	$—	$18,417

Loans receivable, gross:
Pass	$113,849	$189,926	$145,918	$22,982	$62,770	$159,460	$127,990	$822,895
Special mention	6	6,830	2,464	—	37	11	104	9,452
Substandard	213	2,444	862	280	10,855	1,784	74	16,512
Loans receivable, gross	$114,068	$199,200	$149,244	$23,262	$73,662	$161,255	$128,168	$848,859
Total Current period gross charge-offs	$114	$9,195	$1,515	$—	$6,863	$730	$—	$18,417

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2024:

(In thousands)	Performing (Accruing) Loans
As of December 31, 2024:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$—	$—	$387,296	$387,296	$5,971	$393,267
Special mention	—	—	—	—	4,127	4,127	—	4,127
Substandard	—	—	—	—	8,732	8,732	13,363	22,095
	—	—	—	—	400,155	400,155	19,334	419,489
Residential Real Estate:
Pass	838	—	—	838	88,838	89,676	—	89,676
Special mention	—	—	—	—	2,430	2,430	—	2,430
Substandard	—	—	—	—	—	—	109	109
	838	—	—	838	91,268	92,106	109	92,215
Commercial and Industrial:
Pass	1,107	—	—	1,107	110,046	111,153	2,349	113,502
Special mention	—	—	—	—	8,308	8,308	—	8,308
Substandard	350	—	—	350	6,456	6,806	992	7,798
	1,457	—	—	1,457	124,810	126,267	3,341	129,608
Consumer and Other:
Pass	602	687	—	1,289	57,954	59,243	—	59,243
Substandard	—	—	—	—	—	—	730	730
	602	687	—	1,289	57,954	59,243	730	59,973
Construction:
Pass	—	—	—	—	3,830	3,830	—	3,830
	—	—	—	—	3,830	3,830	—	3,830
Construction to Permanent - CRE:
Substandard	—	—	—	—	—	—	2,357	2,357
	—	—	—	—	—	—	2,357	2,357

Total	$2,897	$687	$—	$3,584	$678,017	$681,601	$25,871	$707,472

Loans receivable, gross:
Pass	2,547	687	—	3,234	647,964	651,198	8,320	659,518
Special mention	—	—	—	—	14,865	14,865	—	14,865
Substandard	350	—	—	350	15,188	15,538	17,551	33,089
Loans receivable, gross	$2,897	$687	$—	$3,584	$678,017	$681,601	$25,871	$707,472

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of December 31, 2024 and 2023:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2024:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$4,461	$4,461	$1,510	$5,971
Substandard	974	—	7,947	8,921	4,442	13,363
Residential Real Estate:
Substandard	—	—	109	109	—	109
Commercial and Industrial:
Pass	—	—	2,349	2,349	—	2,349
Substandard	2	—	978	980	12	992
Consumer and Other:
Substandard	—	6	724	730	—	730
Construction to permanent - CRE:
Substandard	—	—	2,357	2,357	—	2,357
Total non-accruing loans	$976	$6	$18,925	$19,907	$5,964	$25,871

As of December 31, 2023:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$1,629	$1,629	$—	$1,629
Substandard	—	770	439	1,209	9,937	11,146
Commercial and Industrial:
Pass	—	—	2,054	2,054	929	2,983
Substandard	—	371	535	906	32	938
Consumer and Other:
Substandard	—	16	887	903	74	977
Construction:
Substandard	—	—	—	—	454	454
Total non-accruing loans	$—	$1,157	$5,544	$6,701	$11,426	$18,127
The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged off when they become 120 days past due (180 days for open ended consumer credit). Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off, at an earlier date, if collection of principal or interest is considered doubtful.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $3.1 million, $938,000, and $372,000 would have been recognized in income for the years ended December 31, 2024, 2023, and 2022, respectively.
Interest income collected and recognized on non-accruing loans for the year ended December 31, 2024, 2023 and 2022 was $1.3 million, $255,000 and $329,000, respectively.

Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of December 31, 2024 and 2023:

(In thousands)	December 31, 2024			December 31, 2023
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$18,361	$34,224	$—	$2,838	$5,879	$—
Commercial and Industrial	1,831	2,251	—	2,266	2,899	—
Construction	—	—	—	454	461	—
Construction to permanent - CRE	2,357	2,476	—	—	—	—
	22,549	38,951	—	5,558	9,239	—
With a related allowance recorded:
Commercial Real Estate	$974	$969	$403	$9,937	$10,137	$3,813
Commercial and Industrial	1,492	1,810	60	1,638	3,159	392
	2,466	2,779	463	11,575	13,296	4,205

Individually evaluated loans, Total:
Commercial Real Estate	$19,335	$35,193	$403	$12,775	$16,016	$3,813
Commercial and Industrial	3,323	4,061	60	3,904	6,058	392
Construction	—	—	—	454	461	—
Construction to permanent - CRE	2,357	2,476	—	—	—	—
Total	$25,015	$41,730	$463	$17,133	$22,535	$4,205

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
For each year in the three-year period ended December 31, 2024, the average recorded investment in and interest income recognized on the individually evaluated loans without and with a related allowance, by loan portfolio segment, was as follows:

	Year Ended December 31,
(In thousands)	2024		2023		2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$24,837	$952	$1,164	$181	$5,702	$87
Residential Real Estate	—	—	534	—	2,925	35
Commercial and Industrial	1,503	219	2,580	5	748	63
Consumer and Other	—	—	158	—	464	23
Construction	—	—	753	34	—	—
Construction to permanent - CRE	2,410	—	—	—	—	—
	28,750	1,171	5,189	220	9,839	208
With a related allowance recorded:
Commercial Real Estate	$988	$43	$12,957	$696	$8,307	$113
Residential Real Estate	—	—	1,156	—	107	6
Commercial and Industrial	957	38	3,359	214	3,348	28
	1,945	81	17,472	910	11,762	147
Individually evaluated loans, Total:
Commercial Real Estate	$25,825	$995	$14,121	$877	$14,009	$200
Residential Real Estate	—	—	1,690	—	3,032	41
Commercial and Industrial	2,460	257	5,939	219	4,096	91
Consumer and Other	—	—	158	—	464	23
Construction	—	—	753	34	—	—
Construction to permanent - CRE	2,410	—	—	—	—	—
Total	$30,695	$1,252	$22,661	$1,130	$21,601	$355
For collateral dependent loans, appraisal reports of the underlying collateral, have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were first reduced by a 5.8% discount to reflect the Bank’s experience selling Other Real Estate Owned (“OREO”) properties, and were further reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional credit loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
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
During the year ended December 31, 2024, 2023 and 2022, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the years ended December 31, 2024, 2023 and 2022 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. As of December 31, 2024 and 2023, there were no commitments to advance additional funds under the modified loans.

Note 5.    Loans Held for Sale
Loans Held for Sale - SBA Loans
SBA loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. There were no SBA loans held for sale at December 31, 2024. As of December 31, 2023, SBA loans held for sale totaled $9.9 million, consisting of $3.5 million of SBA commercial and industrial loans and $6.4 million SBA commercial real estate loans. During 2024 and 2023, $5.5 million and zero SBA loans previously classified as held for sale were transferred to held for investment, respectively.
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
Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $43.8 million and $47.5 million at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the servicing asset has a carrying value of $739,000 and $857,000, respectively, and fair value of $825,000 and $932,000, respectively. Income and fees collected for loan servicing are credited to non-interest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.
The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Beginning balance	$857	$886	$584
Servicing rights capitalized	111	85	400
Servicing rights amortized	(62)	(67)	(87)
Servicing rights disposed	(167)	(47)	(11)
Ending balance	$739	$857	$886

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Loans held for sale - Digital Payments Loans
Patriot's Digital Payments Division has entered into a Program Management Agreement with a Buyer. Under the agreement, Patriot originates commercial credit card loans that are marketed by the buyer. As of December 31, 2024 and 2023, the Bank had credit card loans held for sale totaling $11.4 million and $10.8 million, respectively. The credit card loans are expected to be held for no longer than three days before being sold to the buyer. The credit card loans are fully cash-secured by deposits at the Bank. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.
Loans held for sale - Residential Mortgage Loans
In 2024, the Bank reentered the residential mortgage business. The Residential Mortgage Division, located in Jacksonville, FL, generates the loans and typically sells them to third parties. As of December 31, 2024, the Company reported residential mortgage loans held for sale totaling $4.3 million. These loans are recorded at the lower of aggregate cost or market value. For the year ended December 31, 2024, a total gain on sale of $62,000 was recorded. A servicing asset of $27,000 was recognized for the year ended December 31, 2024. No residential mortgage loans held for sale was recorded as of December 31, 2023.

Note 6.    Premises and Equipment
At December 31, 2024 and 2023, premises and equipment consisted of the following:

(In thousands)	December 31,
	2024	2023
Land	$12,819	$12,819
Buildings	19,046	19,046
Leasehold Improvements	3,096	3,077
Furniture, equipment, and software	13,110	13,031
Construction-in-progress	—	65
Premises and equipment, gross	48,071	48,038
Accumulated depreciation and amortization	(19,206)	(18,163)
Premises and equipment, net	$28,865	$29,875
For the years ended December 31, 2024, 2023 and 2022, depreciation and amortization expense related to premises and equipment totaled $1.1 million, $1.2 million, and $1.3 million, respectively. For the year ended December 31, 2024, $13,000 worth of furniture and equipment was sold, and a $3,000 gain was recorded on the sale. No property was sold in 2023 and 2022.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 7.    Other Real Estate Owned (“OREO”)
The OREO balance consists of foreclosed residential properties from loans receivable that were marketed for sale. The following table presents an analysis of the activity in OREO for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,843	$—	$—
Additions	—	2,843	—
Sold	—	—	—
Write-downs	—	—	—
Ending balance	$2,843	$2,843	$—
As of December 31, 2024, the Bank’s OREO balance was $2.8 million, representing property acquired in 2023. The OREO balance reflects the lower of the carrying value of the loan receivable due from the mortgage of the foreclosed residential property or the estimated net realized value of the underlying property acquired through foreclosure. For the years ended December 31, 2024, 2023 and 2022, the Bank did not sell any OREO properties.

Note 8.    Goodwill and Other Intangible Assets
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
Information on goodwill for the year ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Balance, beginning of period	$—	$1,107	$1,107
Impairment	$—	$(1,107)	$—
Balance, end of period	$—	$—	$1,107
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
The Company performed a quantitative assessment as of October 31, 2023, the Company’s annual goodwill impairment measurement date. The analysis determined that the estimated fair value of the reporting unit was less than its carrying value as of October 31, 2023. As a result, the goodwill was considered impaired, and a full impairment charge of $1.1 million was recorded in 2023. Therefore the goodwill balance was zero as of December 31, 2024 and 2023.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The table below provides information regarding the carrying amounts and accumulated amortization of amortized Core deposit intangible assets as of the dates set forth below.

(In thousands)	As of December 31,
	2024	2023
Gross carrying amount	$748	$748
Accumulated amortization	(386)	(339)
Impairment	(206)	(206)
Net carrying amount	$156	$203
CDI was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. For the year ended December 31, 2024, 2023 and 2022 the amortization was $47,000, $46,000 and 47,000, respectively. The amortization expense was included in the other operating expenses on the Consolidated Statements of Operations.
Note 9.    Deposits
The following table presents the balance of deposits held, by category, and the related weighted average stated interest rate as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
(In thousands)	Deposit Balance	Weighted Avg. Stated Interest Rate	Deposit Balance	Weighted Avg. Stated Interest Rate
Non-interest bearing	$119,212	—	$110,056	—

Interest bearing:
Negotiable order of withdrawal accounts	31,549	0.09%	33,035	0.94%
Savings deposits	38,743	1.41%	44,104	0.83%
Interest bearing DDA	205,995	2.07%	171,577	2.46%
Money market	262,023	3.73%	200,280	1.92%
Certificates of deposit, $250,000 or less	174,095	4.31%	175,988	4.16%
Certificates of deposit, more than $250,000	65,278	4.62%	64,745	4.63%
Brokered deposits	69,702	4.34%	40,526	5.34%

Interest bearing, Total	847,385	3.32%	730,255	2.89%

Total Deposits	$966,597	2.91%	$840,311	2.51%
The Company’s total deposits includes digital payment deposits of prepaid debit cards for corporate, consumer and government clients. The digital payment deposits are included in the non-interest-bearing deposits, negotiable order of withdrawal accounts, interest bearing DDA and money market deposits, which totaled approximately $265.5 million and $213.4 million as of December 31, 2024 and 2023, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table presents interest expense, by deposit category, and the related weighted average effective interest rate for each of the years in the three-year period ended December 31, 2024.

(In thousands)	Year ended December 31,
	2024		2023		2022
	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate
Negotiable order of withdrawal accounts	$23	0.08%	$198	0.57%	$23	0.07%
Savings	456	1.14%	2,290	3.92%	1,028	1.02%
Interest bearing DDA	5,431	2.69%	1,002	3.37%	—	—%
Money market	7,141	4.03%	7,766	2.74%	1,973	1.09%
Certificates of deposit, less than $250,000	7,265	4.40%	5,226	2.83%	1,411	0.79%
Certificates of deposit, $250,000 or greater	3,418	4.81%	1,987	3.14%	400	0.68%
Brokered deposits	2,315	4.65%	3,199	4.02%	465	1.39%
	$26,049	3.55%	$21,668	3.05%	$5,300	0.93%
As of December 31, 2024, contractual maturities of Certificates of Deposit (“CDs”) and brokered deposits are summarized as follows:

(In thousands)	Certificates of Deposit $250,000 or less	Certificates of Deposit more than $250,000	Brokered Deposits	Total

1 year or less	$144,766	$53,494	$14,959	$213,219
More than 1 year through 2 years	24,904	9,632	49,701	84,237
More than 2 years through 3 years	4,097	2,152	5,042	11,291
More than 3 years through 4 years	205	—	—	205
More than 4 years through 5 years	123	—	—	123

	$174,095	$65,278	$69,702	$309,075

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 10.    Borrowings
As of December 31, 2024 and 2023, total borrowings were $33.1 million and $201.1 million, respectively. Borrowings consist primarily of FHLB advances, FRB borrowing, senior notes, subordinated notes, junior subordinated debentures and a note payable.
The senior notes, subordinated notes, junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
Federal Home Loan Bank borrowings
The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to the lesser of a percentage of the value of qualified collateral or a percentage of the Bank’s total assets per the most recently-filed Call Report, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes.
As of December 31, 2024, the Company had $60.2 million in discounted value of pledged collateral with the FHLB-B. The maximum borrowing capacity is limited to the lesser of 5.00% of the Bank’s most recently reported Call Report total assets or the discount value of the pledged collateral. Accordingly, the Company’s maximum borrowing capacity with the FHLB-B is $48.7 million. Of this amount, $45.0 million was used by a standby letter of credit, as described further in Note 18, Financial Instruments with Off-Balance-Sheet Risk. Additionally, $250,000 of the maximum borrowing capacity was used by an overnight line of credit designed to cover the Bank for temporary overdraft positions. As of December 31, 2024 and 2023, no funds had been borrowed under the line of credit.
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. In 2024, the Company repaid $30.0 million in long-term advances and $68.0 million in short-term borrowings. As a result, the outstanding advances decreased from $101.0 million as of December 31, 2023, to $3.0 million as of December 31, 2024. At December 31, 2024, the FHLB-B advances carried a fixed interest rate of 4.55% with a remaining maturity of 9 days.
Interest expense incurred for FHLB-B borrowing for the years ended December 31, 2024, 2023 and 2022 were $1.1 million, $4.2 million and $3.5 million, respectively.
Correspondent Bank - Lines of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent Banks. As of December 31, 2024 and 2023, borrowings available under the agreements totaled $5.0 million and $22.0 million, respectively. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (“ACH”), and other clearinghouse transactions.
There was no outstanding balance under the agreements at December 31, 2024 and 2023. Interest expense incurred for the year ended December 31, 2024, 2023 and 2022 was $4,000, $117,000 and $34,000, respectively.
Other Borrowing
The Federal Reserve Bank of New York (“FRBNY”) accepts securities and loan pledges from qualifying depository institutions to secure borrowings from the Federal Reserve Discount Window (“Discount Window”). Patriot has pledged eligible securities and loans as collateral to support its borrowing capacity at the FRBNY. As of December 31, 2024, Patriot had pledged eligible securities and loans with a book value of $87.7 million, with a collateral value of $64.7 million. A total of $20.0 million and $24.0 million was borrowed from the Discount Window and fully repaid during the years ended December 31, 2024 and 2023, respectively. There was no outstanding balance under the agreements as of December 31, 2024 and 2023. Interest expense incurred for the years ended December 31, 2024 and 2023 was $32,000 and $48,000, respectively. In 2022, no funds were borrowed from the Discount Window, and no interest expense was incurred.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
In July 2023, the Bank established a collateralized funding line of $73.8 million at par value under the Federal Reserve's newly established Bank Term Funding Program ("BTFP"). The program provided additional funding to eligible depository institutions, assuring they could meet the needs of all their depositors. The program served as an additional source of liquidity against high-quality securities, eliminating the need of an institution to quickly sell those securities in times of stress. The line allowed for a fixed rate borrowing for up to one year, with repayment permitted at any time without penalty. The BTFP ceased allowing any new advances after March 11, 2024. As of December 31, 2024, Patriot had paid off the BTFP borrowing of $70.0 million that was outstanding as of December 31, 2023. Interest expense incurred was $2.3 million and $1.8 million for the years ended December 31, 2024 and 2023. In 2022, no funds were borrowed under the BTFP, and no interest expense was incurred.
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

On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate Senior Notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the Senior Notes, the Company incurred $360,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. As of December 31, 2024, unamortized debt issuance cost of $139,000 was deducted from the face amount of the Senior Notes included in the Consolidated Balance Sheet. The Senior Notes were amended in March 2025. See Note 24. Subsequent Events for more information.
The 2022 Senior Note Purchase Agreement contains certain customary representations, warranties, and covenants made by each of the Company and the Note Purchasers (“Purchasers”). The 2022 Senior Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The 2022 Senior Notes are not subject to redemption at the option of the holders. Principal and interest on the 2022 Senior Notes are subject to acceleration only in limited circumstances. The 2022 Senior Notes are an unsecured, unsubordinated obligation and ranks equally in right of payment to all of the Company’s existing and future unsecured indebtedness, liabilities and other obligations that are not subordinated in right of payment to the Senior Note, and will be effectively subordinated to any of the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness. The 2022 Senior Notes are the obligations of the Company only and are not obligations of, and are not guaranteed by, any of the Company’s affiliates.
For the year ended December 31, 2024, 2023 and 2022, the Company recognized interest expense of $1.2 million, $1.2 million and $866,000, respectively, and the debt issuance cost amortization expense was $139,000, $139,000 and zero, respectively. As of December 31, 2024 and 2023, $470,000 and $470,000 of interest was included in accrued expenses and other liabilities on the Consolidated Balance Sheet, respectively.
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
The Subordinated Notes initially bear interest at 6.25% per annum, from and including June 29, 2018, to but excluding, June 30, 2023, payable semi-annually in arrears. From and including June 30, 2023, until but excluding June 30, 2028 or an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR, which was replaced by SOFR in 2023 (but not less than zero) plus 332.5 basis points, payable quarterly in arrears. The Company may, at its option, beginning on June 30, 2023 and on any scheduled interest payment date thereafter, redeem the Subordinated Notes. Interest on the Subordinated Notes is payable beginning on December 30, 2018. The Subordinated Notes were amended in March 2025. See Note 24. Subsequent Events for more information.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At December 31, 2024 and 2023, $102,000 and $131,000 of unamortized debt issuance costs have been deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheet, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recognized interest expense of $889,000, $786,000 and $654,000, respectively.
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
The junior subordinated debentures bear interest at three-month LIBOR (replaced by SOFR) plus 3.15% (7.74% at December 31, 2024) and mature on March 26, 2033, at which time the principal amount borrowed will be due. Beginning in the second quarter of 2009, the Company opted to defer payment of quarterly interest on the junior subordinated debentures for 20 consecutive quarters. In June of 2014, the Company brought the debt current by paying approximately $1.7 million of interest in arrears to the holders of the junior subordinated debentures. On bringing the debt current and, as permitted under the terms of the junior subordinated debentures, the Company again opted to defer payment of quarterly interest through September 2016, when a $0.7 million payment was made to bring the debt current. In December 2024, the Company opted to defer payment of the quarterly interest, as permitted under the terms of the junior subordinated debentures.
The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. For the years ended December 31, 2024, 2023 and 2022, $10,000, $9,000 and $9,000 of debt placement fee amortization has been included in interest expense recognized of $707,000, $695,000 and $412,000, respectively. As of December 31, 2024 and 2023, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $101,000 and $111,000, respectively, and accrued interest on the junior subordinated debentures was $174,000 and $12,000, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of December 31, 2024 and 2023, the note had a balance outstanding of $162,000 and $376,000, respectively. The note originally set to mature in August 2024, was extended from August 25, 2024 to September 1, 2025, with the Bank continuing its scheduled principal and interest payments. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property. Interest expense incurred for the years ended December 31, 2024, 2023 and 2022 was $5,000, $8,000 and $12,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Maturity of borrowings
At December 31, 2024, the contractual maturities of the Company’s borrowings in future periods were as follows:

(In thousands)
Year ending December 31,	FHLB and FRB Borrowings	Senior Notes	Subordinated Notes	Junior Subordinated Debt	Note Payable	Total
2025	$3,000	$—	$—	$—	$162	$3,162
2026	—	12,000	—	—	—	12,000
2027	—	—	—	—	—	—
2028	—	—	10,000	—	—	10,000
2029	—	—	—	—	—	—
Thereafter	—	—	—	8,248	—	8,248

Total contractual maturities of borrowings	3,000	12,000	10,000	8,248	162	33,410

Unamortized debt issuance costs	—	(139)	(102)	(101)	—	(342)

Balance of borrowings as of December 31, 2024	$3,000	$11,861	$9,898	$8,147	$162	$33,068

Note 11.    Derivatives
Derivatives Not Designated in Hedge Relationships
Patriot is a party to interest rate swaps; derivatives that are not designated as hedging instruments. Under a program, Patriot will execute interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. As of December 31, 2024, there were two interest rate swaps (“swaps”) outstanding. One swap is with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other swap is with an outside third party. The customer interest rate swaps is matched in offsetting terms to the third party interest rate swaps, such that Patriot minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with the program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The swaps are reported at fair value in other assets or other liabilities on the Consolidated Balance Sheets.
As of December 31, 2024 and 2023, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other non-interest income on the consolidated statements of operations during the year ended December 31, 2024, 2023 and 2022.
Further discussion of the accounting policy of derivatives is set forth in Note 1, and information about the valuation methods used to measure the fair value of derivatives is provided in Note 21 to the Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
December 31, 2024
Classified in Other Assets:
3rd party interest rate swap	1,290	4.5	4.38%	1 Mo. SOFR + 2.00%	83

Classified in Other Liabilities:
Customer interest rate swap	1,290	4.5	4.38%	1 Mo. SOFR + 2.00%	(83)

December 31, 2023
Classified in Other Assets:
3rd party interest rate swap	1,327	5.5	4.38%	1 Mo. LIBOR + 2.00%	74

Classified in Other Liabilities:
Customer interest rate swap	1,327	5.5	4.38%	1 Mo. LIBOR + 2.00%	(74)

Note 12.     Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Patriot has eight non-cancelable operating leases, including three Bank branch locations and three for administrative and operational space, one location for an automated teller machine (“ATM”), and one equipment lease. The leases expire on various dates through 2032 and some include renewal options. Most of the leases contain rent escalation provisions, as well as renewal options for one or more periods. The last potential year the leases can be extended through 2037. All of our leases are classified as operating leases, with the adoption of Topic 842, operating lease agreements are required to be recognized on the Consolidated Balance Sheets as a right-of-use (“ROU”) asset and a corresponding lease liability. Renew periods were included in the future cash flows for purposes of calculating the ROU and lease liability. The Company has no finance leases.
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
As of December 31, 2024 and 2023, the Company recognized ROU assets of $1.5 million and $1.7 million, respectively, and lease liabilities of $1.6 million and $1.9 million, respectively. ROU lease assets are included in other assets on the Consolidated Balance Sheet. The lease liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The Company elected to separate lease and non-lease components. The fixed lease costs are recognized as ROU lease assets and lease liability. The variable lease cost primarily represents variable payments such as common area maintenance and utilities, which are included in the occupancy and equipment expenses on the Consolidated Statements of Operations. For the year ended December 31, 2024,2023 and 2022, the fixed lease costs for the non-cancelable operating leases were $459,000, $581,000 and $582,000, respectively. For the year ended December 31, 2024, 2023 and 2022 , the variable lease costs for the non-cancelable operating leases were $34,000, $39,000 and $39,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following is a maturity analysis of the operating lease liabilities as of December 31, 2024:

(in thousands)	Operating lease Obligation
Years ending December 31,
2025	$401
2026	382
2027	197
2028	151
2029	78
Thereafter	601
Total undiscounted lease payments	$1,810

Less imputed interest	(253)

Present value of operating lease liabilities	$1,557

Operating lease right-of-use asset	$1,483

	Year Ended December 31,
	2024	2023	2022
Lease cost
Operating lease cost	$459	$581	$582
Short-term lease cost	55	12	12
Total lease cost	$514	$593	$594

Other information
Operating cash flows from operating leases	$509	$583	$582

	December 31,
	2024	2023
Weighted -average remaining lease term - operating leases (in years)	8	8
Weighted -average discount rate - operating leases	3.53%	3.48%
As of December 31, 2024 and 2023, the undiscounted lease payments were $1.8 million and $2.2 million, respectively. The lease payments were not reduced by minimum sublease rentals of $216,000 and $313,000 due in the future under non-cancelable subleases, respectively.
Rent expense for operating leases is recognized in earnings on a straight-line basis over the base term of the respective lease and is included in the consolidated statement of operations as a component of Occupancy and Equipment expense. For the years ended December 31, 2024, 2023 and 2022, total rent expense for cancellable and non-cancellable operating leases was $514,000, $593,000, and $594,000, respectively.
For the years ended December 31, 2024, 2023 and 2022, Patriot recognized gross rental income of $302,000, $395,000, and $566,000 offset by rental costs of $3,000, $3,000, and $5,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 13.    Commitments and Contingencies
Employment Agreements
The Company has a severance agreement for two Executive Vice Presidents that provides for severance equal to 12 months of current salary, and one Executive Vice President that provides for severance equal to 6 months of current salary, if the Executive officer is terminated within 12 months of a change of control.
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

Note 14.    Income Taxes
Following is a summary of the components of the federal and state income tax expense (benefit) for each of the years in the three-year period ended December 31, 2024.

(In thousands)	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(71)	$2,283	$44
State	32	474	62
	(39)	2,757	106

Deferred:
Federal	14,644	(3,347)	1,117
State	9,180	(864)	373
	23,824	(4,211)	1,490

Provision (benefit) for income taxes	$23,785	$(1,454)	$1,596
For each of the years in the three-year period ended December 31, 2024, the difference between the federal statutory income tax rate and Patriot’s effective income tax rate reconciles as follows:

(In thousands)	Year Ended December 31,
	2024	2023	2022

Income taxes at statutory Federal rate	$(3,380)	$(1,183)	$1,629
State taxes, net of Federal benefit	(390)	(309)	343
Project expenses for merger and acquisition	—	—	(383)
Deferred tax valuation allowance	27,583	—	—
Nondeductible expenses	20	13	(3)
Other	(48)	25	10

Provision (benefit) for income taxes	$23,785	$(1,454)	$1,596
The effective tax (benefit) rate for the years ended December 31, 2024, 2023 and 2022 was 147.8%, (25.8)%, and 20.6%, respectively. The Company’s effective rates for all periods were affected by state taxes and non-deductible expenses and the full valuation allowance on the DTAs in the third quarter of 2024.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Deferred Tax Assets and Liabilities
The significant components of Patriot’s net deferred tax (liabilities) assets at December 31, 2024 and 2023 are presented below.

(In thousands)	December 31,
	2024	2023
Deferred tax assets:
Federal NOL carryforward benefit	$8,800	$3,247
NOL write-off for Sec 382 Limit	(3,258)	(3,247)
Capitalized cost temporary item	9,112	10,237
State NOL carryforward benefit	4,276	2,803
Unrealized loss AFS securities	5,259	5,608
CECL transition	—	3,565
Allowance for credit loss	1,944	799
Lease liabilities	404	501
Non-accrual interest	1,026	671
Merger and acquisition	133	154
Accrued expenses	44	82
Goodwill and intangible	325	369
Depreciation of premises and equipment	178	158
Share based compensation	17	—
Other	8	12
Gross deferred tax assets	28,268	24,959
Less deferred tax asset valuation allowance	(28,268)	—
Total deferred tax assets	$—	$24,959

Deferred tax liabilities:
Right-of-use assets	(385)	(469)
Prepaid Expenses	(334)	(343)
Other	(5)	(13)
Gross deferred tax liabilities	(724)	(825)

Net deferred tax (liabilities) assets	$(724)	$24,134
As of December 31, 2024, Patriot had available approximately $41.9 million of Federal net operating loss carryforwards (“NOL”) that are offset by $15.5 million in §382 limitations imposed by the Internal Revenue Code. After applying the limitation at December 31, 2024, Patriot has $26.4 million post-change net operating loss carry-forwards which do not expire.
Patriot has approximately $63.4 million of NOLs available for Connecticut tax purposes at December 31, 2024, which may be used to offset up to 50% of taxable income in any year. The NOLs will expire between 2030 and 2044.
The deferred tax liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheet.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Valuation Allowance against Deferred Tax Assets
Patriot recognizes income taxes under the asset and liability method. Under this method, DTAs and DTLs are recognized for the estimated tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and loss carry forwards. DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date.
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
The Company recognize deferred tax assets to the extent management believe it is more likely than not the asset will be realized. Quarterly, management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets, including future reversals of existing taxable temporary differences, projected taxable income, tax-planning strategies, carryback potential if permitted, and the results of recent operations. A significant piece of objective negative evidence is the existence of a three or four year cumulative loss. Such objective negative evidence limits the ability of management to consider other subjective evidence, such as projected taxable income. When appropriate, the Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.
Based on our assessment performed in September 2024, we determined that a full valuation allowance was appropriate against the Company’s U.S. federal and state deferred tax assets.This resulted in an increase in our income tax expense of approximately $25.1 million in the third quarter of 2024. The key factor for providing a full valuation allowance was the Company’s 3-year cumulative operating losses. As deferred tax assets associated with NOL carryforwards are already a direct reduction to Tier 1 Capital, the valuation allowance at September 30, 2024 resulted in a reduction of Tier 1 Capital of $19.9 million.
Once the Company begins generating profits, we will re-evaluate whether a full valuation allowance remains appropriate or if the allowance should be adjusted.

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
As of December 31, 2024 and 2023, the Company did not record any uncertain tax position related to the utilization of certain federal net operating losses. As of December 31, 2024 and 2023, Patriot no longer has a liability for unrecognized tax benefits. Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.
Patriot’s returns for tax years 2021 through 2024 are subject to examination by the IRS for U.S. Federal tax purposes and, for State tax purposes, by the taxing authorities of Connecticut, New York and New Jersey, Department of Revenue Services for the State of Connecticut and the State of New York Department of Taxation and Finance.

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
On November 10, 2022, the Board of Directors approved the Amended and Restated 2020 Plan (the “Amended and Restated 2020 Plan”), which was approved and ratified by shareholders of the Company on December 14, 2022.
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of the Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of December 31, 2024, 74,540 shares of stock are available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.
The Company’s Board of Directors approved the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) to be effective at the closing of the Private Placement, subject to and contingent upon the approval of the Company’s shareholders. See Note 24. Subsequent Event for more information.
The following is a summary of the status of the Company’s restricted share awards under the Amended and Restated 2020 Plan as of and for each of the years in the three-year period ended December 31, 2024.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	21,468	$6.48
Granted	9,886	$11.94
Vested	(8,694)	$11.05
Unvested at December 31, 2022	22,660	$7.11
Granted	5,733	$8.76
Vested	(10,887)	$9.63
Unvested at December 31, 2023	17,506	$6.09
Granted	144,458	$2.98
Vested	(15,779)	$7.46
Unvested at December 31, 2024	146,185	$2.87
The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which corresponds to the vesting schedule of each award. Each vesting portion of an award is recognized at its grant date fair value. For the years ended December 31, 2024, 2023 and 2022, the Company recognized total share-based compensation expense of $184,000, $105,000, and $86,000, respectively.
The share-based compensation expense attributable to Patriot’s external Directors totaled $48,000, $49,000, and $54,000 for the years ended December 31, 2024, 2023, and 2022, respectively. For each of those years, the Directors received total compensation of $214,000, $259,000, and $248,000, respectively, and these amounts are included in Other Operating Expenses in the Consolidated Statements of Operations.
For the years ended December 31, 2024, 2023 and 2022, share-based compensation expense attributable to employees of Patriot was $136,000, $56,000, and $32,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of December 31, 2024 amounted to $428,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.20 years.
Note 16.    Shareholders’ Equity
Earnings per Share
The Company is required to present basic earnings per share and diluted earnings per share in its consolidated statements of operations. Basic earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares of common stock that may be issued by the Company relate to the outstanding unvested RSAs granted to directors and employees. The dilutive effect resulting from these potential shares is determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted earnings per share.
The following is a summary of the computation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 2024.

(Net income in thousands)	Year ended December 31,
	2024		2023		2022
Basic (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(39,882)		$(4,179)		$6,161
Divided by:
Weighted average shares outstanding	3,976,224		3,965,324		3,957,097

Basic (loss) earnings per common share	$(10.03)		$(1.05)		$1.56

Diluted (loss) earnings per share:
Net (loss) income attributable to Common shareholders	$(39,882)		$(4,179)		$6,161

Weighted average shares outstanding	3,976,224		3,965,324		3,957,097

Effect of potentially dilutive restricted shares of common stock	—	(1)	—	(2)	5,801

Divided by:
Weighted average diluted shares outstanding	3,976,224		3,965,324		3,962,898

Diluted (loss) earnings per common share	$(10.03)		$(1.05)		$1.55
(1) The weighted average diluted shares outstanding does not include 40,473 anti-dilutive restricted shares of common stock for the year ended December 31, 2024.
(2)The weighted average diluted shares outstanding does not include 11,438 anti-dilutive restricted shares of common stock for the year ended December 31, 2023.

Dividends
The Company did not pay any dividends for the year ended December 31, 2024, 2023, and 2022, and has suspended dividend payments.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 17.      401(k) Savings Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. Eligibility for matching contributions is dependent on an employee’s completing six consecutive month(s) of service or 500 hours of employment. Participants immediately vest in Patriot’s matching contributions, if applicable. During the years ended December 31, 2024, 2023, and 2022, Patriot made matching contributions to the 401(k) Plan of $284,000, $278,000, and $251,000, respectively.

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
At December 31, 2024 and 2023, financial instruments with credit risk are as follows:

	December 31,
(In thousands)	2024	2023
Commitments to extend credit:
Unused lines of credit	$61,910	$63,435
Undisbursed construction loans	860	2,607
Home equity lines of credit	24,476	26,488
Future loan commitments	325	—
	$87,571	$92,530
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits, and securities. The Bank has established an allowance for credit loss of $182,000 and $271,000 as of December 31, 2024 and 2023, respectively, which is included in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.
As of December 31, 2024, the Bank has an irrevocable stand-by letter of credit for a maximum of $45 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary, which expires on April 30, 2025.

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
In September 2019, the community bank leverage ratio (“CBLR”) framework was jointly issued by the FDIC, OCC and FRB. The final rule gives qualifying community banks the option to use a simplified measure of capital adequacy instead of risk based capital, beginning with their March 31, 2020 Call Report. Under the final rule a community bank may qualify for the CBLR framework if it has a Tier 1 leverage ratio of greater than 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% beginning January 1, 2022. Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. A community bank which meets the leverage ratio requirement, and other CBLR framework requirements will not be subject to other capital and leverage requirements and will be considered “well capitalized.”
Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. From September 2021 to September 30, 2023, the Company elected to adopt the CBLR framework. In the fourth quarter of 2023, the Company elected to use the instituted regulatory risk-based capital approach.
Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 5%. However, regardless of a financial institution’s ratios, the OCC may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer of 2.5% has been included in the minimum capital adequacy ratios as of December 31, 2024 and 2023.
On April 17, 2024, based on its supervisory profile, the Bank was notified by the OCC that it established individual minimum capital ratios (“IMCR”) for the Bank. Specifically, the Bank is required to maintain the following ratios: a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total capital ratio of 11.50%. As of December 31, 2024, the Bank did not meet all of its regulatory capital requirements. During 2024, the Bank significantly reduced its total and risk-based assets to work towards achieving the OCC requirements
On January 14, 2025, the Bank entered into an agreement with the OCC, pursuant to which the Bank agreed, through its board of directors to take certain actions in the areas of strategic planning, capital planning, Bank Secrecy Act / Anti-Money Laundering risk management, payment activities oversight, credit administration and concentrations risk management. The Bank’s Board appointed a Compliance Committee in January 2025, as required, to oversee the progress and compliance with the OCC Agreement.
The Bank has been working to address each of the items identified in the OCC Agreement. The Company has completed the Private Placement , which was critical to address the Capital Plan and Higher Minimums Article and pivotal to the Strategic Plan.
The Capital Plan and Higher Minimums Article in the OCC Agreement established capital minimums that need to be met and maintained. The Bank is required to maintain the following ratios: a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total capital ratio of 11.50%. As of December 31, 2024, the Bank did not meet all of its regulatory capital requirements. The Private Placement results in capital ratios that are in excess of the minimums required by the OCC Agreement.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The Company and Bank’s regulatory capital amounts and ratios at December 31, 2024 and 2023 are summarized as follows:

		December 31, 2024				December 31, 2023
		Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual		$44,534	6.07%	$56,536	7.71%	$89,727	10.00%	$100,683	11.22%
To be Well Capitalized	(1)	—	—	73,309	10.00%	—	—	89,732	10.00%
For capital adequacy		58,667	8.00%	58,648	8.00%	71,788	8.00%	71,785	8.00%
Individual minimum capital ratio	(2)	—	—	84,306	11.50%	—	—	N/A	N/A

Tier 1 Capital (to risk weighted assets):
Actual		33,545	4.57%	55,546	7.58%	73,282	8.17%	94,238	10.50%
To be Well Capitalized	(1)	—	—	58,648	8.00%	—	—	71,785	8.00%
For capital adequacy		44,001	6.00%	43,986	6.00%	53,841	6.00%	53,839	6.00%
Individual minimum capital ratio	(2)	—	—	73,309	10.00%	—	—	N/A	N/A

Common Equity Tier 1 Capital (to risk weighted assets):
Actual		25,545	3.48%	55,546	7.58%	65,282	7.27%	94,238	10.50%
To be Well Capitalized	(1)	—	—	47,651	6.50%	—	—	58,325	6.50%
For capital adequacy		33,000	4.50%	32,989	4.50%	40,381	4.50%	40,379	4.50%
Individual minimum capital ratio	(2)	—	—	73,309	10.00%	—	—	N/A	N/A

Tier 1 Leverage Capital (to average assets):
Actual		33,545	3.50%	55,546	5.79%	73,282	6.76%	94,238	8.70%
To be Well Capitalized	(1)	—	—	47,948	5.00%	—	—	54,170	5.00%
For capital adequacy		38,368	4.00%	38,358	4.00%	43,339	4.00%	43,336	4.00%
Individual minimum capital ratio	(2)	—	—	86,306	9.00%	—	—	N/A	N/A
(1) Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank.
(2) The Capital ratios established by the OCC began to be phased in beginning April 17,2024. It was not applicable to periods prior to that date and does not apply to bank holding companies - the Company.

Note 20.     Related Party Transactions
In the normal course of business, the Company can grant loans to executive officers, directors and members of their immediate families, as defined, and to entities in which these individuals have more than a 10% equity ownership, although these loans are infrequent. No related party loans were outstanding as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, deposits from related parties aggregated approximately $63,000 and $64,000, respectively.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both December 31, 2024 and 2023 due to its short-term nature.
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
Servicing Asset
Servicing assets do not trade in an active, open market with readily observable prices. The Company estimates the fair value of servicing assets using discounted cash flow models incorporating numerous assumptions from the perspective of a market participant including market discount rates and prepayment speeds. Due to the significant unobservable input related to the servicing rights, the servicing asset is classified within Level 3 of the valuation hierarchy.
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
Federal Home Loan Bank, Federal Reserve Bank and Correspondent Bank Borrowings
The fair value of FHLB advances, FRB and other correspondent bank borrowings are estimated using a discounted cash flow calculation that applies current interest rates for advances of similar maturity to a schedule of maturities of such advances. Patriot does not record FHLB advances, FRB and other correspondent bank borrowings at fair value on a recurring basis.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of December 31, 2024 and 2023:

(In thousands)		December 31, 2024		December 31, 2023
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$3,295	$3,295	$2,195	$2,195
Interest-bearing deposits due from banks	Level 1	144,273	144,273	50,322	50,322
Restricted cash	Level 1	15,042	15,042	14,019	14,019
Available-for-sale securities	Level 2	68,869	68,869	78,925	78,925
Available-for-sale securities	Level 3	11,123	11,123	10,262	10,262
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	1,377	1,377	2,090	2,090
Federal Home Loan Bank stock	Level 2	779	779	4,202	4,202
Loans receivable, net	Level 3	700,167	675,901	832,934	812,856
Loans held for sale	Level 2	15,702	15,702	20,767	21,557
Servicing assets	Level 3	766	852	857	932
Other real estate owned	Level 2	2,843	2,843	2,843	2,843
Accrued interest receivable	Level 2	5,488	5,488	7,219	7,219
Interest rate swap receivable	Level 2	83	83	74	74

Financial assets, total		$974,257	$950,077	$1,031,159	$1,011,946

Financial Liabilities:
Demand deposits	Level 2	$119,212	$119,212	$110,056	$110,056
Negotiable order of withdrawal accounts	Level 2	31,549	31,549	33,035	33,035
Savings deposits	Level 2	38,743	38,743	44,104	44,104
Interest bearing DDA	Level 2	205,995	205,995	171,577	171,577
Money market deposits	Level 2	262,023	262,023	200,280	200,280
Time deposits	Level 2	239,373	239,077	240,733	239,655
Brokered deposits	Level 1	69,702	69,435	40,526	40,453
FHLB, FRB and correspondent bank borrowings	Level 2	3,000	3,000	171,000	170,171
Senior notes	Level 2	11,861	11,677	11,723	11,397
Subordinated debt	Level 2	9,898	9,575	9,869	10,102
Junior subordinated debt owed to unconsolidated trust	Level 2	8,147	8,147	8,137	8,137
Note payable	Level 3	162	158	376	362
Accrued interest payable	Level 2	1,417	1,417	1,235	1,235
Interest rate swap liability	Level 2	83	83	74	74

Financial liabilities, total		$1,001,165	$1,000,091	$1,042,725	$1,040,638

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
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2024 and 2023.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2024:
U. S. Government agency and mortgage-backed securities	$—	$60,223	$—	$60,223
Corporate bonds	—	1,612	11,123	12,735
Subordinated notes	—	3,461	—	3,461
SBA loan pools	—	3,573	—	3,573

Available-for-sale securities	$—	$68,869	$11,123	$79,992

Interest rate swap receivable	$—	$83	$—	$83

Interest rate swap liability	$—	$83	$—	$83

December 31, 2023:
U. S. Government agency and mortgage-backed securities	$—	$65,671	$—	$65,671
Corporate bonds	—	3,504	10,262	13,766
Subordinated notes	—	4,227	—	4,227
SBA loan pools	—	5,037	—	5,037
Municipal bonds	—	486	—	486

Available-for-sale securities	$—	$78,925	$10,262	$89,187

Interest rate swap receivable	$—	$74	$—	$74

Interest rate swap liability	$—	$74	$—	$74
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
As of December 31, 2024, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the years ended December 31, 2024, 2023 and 2022, the Company had no transfers into or out of Levels 1, 2 or 3.
The reconciliation of the beginning and ending balances for Level 3 available-for-sale securities for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Level 3 fair value, beginning of period	$10,262	$9,427	$13,180
Purchases	—	—	—
Realized gain (loss)	—	—	—
Unrealized gain (loss)	861	835	(3,753)
Transfers in and /or out of Level 3	—	—	—
Level 3 fair value, end of period	$11,123	$10,262	$9,427
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of December 31, 2024 and 2023:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2024:

Individually evaluated loans, net	$24,552	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Servicing assets	852	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2023:

Individually evaluated loans, net	$12,928	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Servicing assets	932	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
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
The estimated fair value amounts have been measured as of December 31, 2024 and 2023 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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
CONDENSED BALANCE SHEETS
December 31, 2024 and 2023

(In thousands)	As of December 31,
	2024	2023
ASSETS
Cash and due from banks	$252	$997
Investment in subsidiary	34,705	73,757
Other assets	68	64

Total assets	$35,025	$74,818

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	$29,906	$29,729
Accrued expenses and other liabilities	854	706
Shareholders' equity	4,265	44,383
Total liabilities and shareholders' equity	$35,025	$74,818
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2024, 2023 and 2022

(In thousands)	Year ended December 31,
	2024	2023	2022
Expenses:
Interest on subordinated debt	$1,617	$1,502	$1,078
Interest on senior debt	1,159	1,159	866
Total interest expense	2,776	2,661	1,944
Other expenses	188	105	87
Loss before benefit for income taxes	2,964	2,766	2,031

Benefit for income taxes	(764)	(737)	(550)

Loss before equity in undistributed net income of subsidiary	2,200	2,029	1,481

Equity in undistributed net (loss) income of subsidiary	(37,682)	(2,150)	7,642

Net (loss) income	(39,882)	(4,179)	6,161
Equity in subsidiary other comprehensive (loss) income, net of subsidiary	(420)	384	(14,008)

Total comprehensive loss	$(40,302)	$(3,795)	$(7,847)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023 and 2022

(In thousands)	Year ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(39,882)	$(4,179)	$6,161
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in undistributed net loss (income) of subsidiary	37,682	2,150	(7,642)
Dividends received from Patriot Bank, N.A.	950	2,500	900
Share-based compensation expense	184	105	86
Amortization of debt issuance costs	177	177	38
Change in assets and liabilities:
(Increase) decrease in other assets	(4)	(14)	99
Increase (decrease) in accrued expenses and other liabilities	148	247	(8)
Net cash (used in) provided by operating activities	(745)	986	(366)

Cash Flows from Investing Activities:
Net increase in investment in Patriot Bank N.A.	—	—	—
Net cash used in investing activities	—	—	—

Cash Flows from Financing Activities:
Proceeds from issuance of senior notes	—	—	12,000
Repayments of senior notes	—	—	(12,000)
Net cash used in financing activities	—	—	—

Net (decrease) increase in cash and cash equivalents	(745)	986	(366)

Cash and cash equivalents at beginning of year	$997	$11	$377

Cash and cash equivalents at end of year	$252	$997	$11

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,232	$2,034	$1,897

Supplemental Disclosure of Non-cash Activity:
Net change in unrealized (gain) loss on available-for-sale securities	$(420)	$(384)	$14,008
Deferred debt issuance costs	$—	$56	$360
Retained earnings adjustment - ASC 326 adoption	$—	$11,510	$—

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 23. Segment Information
The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated the chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered. Patriot’s only business segment is Community Banking. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated and financial performance is evaluated on a company-wide basis, as presented in the Company’s Consolidated Statements of Income. The CODM will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results on a consolidated basis are used in assessment performance and in establishing compensation. Interest earning assets consist of commercial and consumer loans, investment securities and cash and provide the majority of interest income in the Community Banking segment. Interest bearing liabilities consist of nonmaturity and time deposits, FHLB and FRB advances and other borrowings and generate the majority of interest expense. The consolidated results of operations also include provisions for credit losses, noninterest income and expenses. All operations are domestic.
The Company's segment assets represent its total assets as presented in the Consolidated Balance Sheet.

Note 24.     Subsequent Event
On January 14, 2025, the Bank entered into an agreement with the OCC, pursuant to which the Bank agreed, through its board of directors to take certain actions in the areas of strategic planning, capital planning, Bank Secrecy Act / Anti-Money Laundering risk management, payment activities oversight, credit administration and concentrations risk management.
Effective as of February 14, 2025, the note holders of the Company’s 8.5% Senior Notes due January 15, 2026 agreed to extend the grace period for the interest payment due January 15, 2025 to April 1, 2025 (the “Extension”).
On March 20, 2025, the Company entered into (i) securities purchase agreements (the “Co-Lead Investors Agreements”) with its President and director, Steven Sugarman (the “Lead Party”), and three co-lead investors (the “Co-Lead Investors”), and (ii) securities purchase agreements (the “Purchasers Agreements”, and together with the Co-Lead Investors Agreements, the “Securities Purchase Agreements”) with other accredited investors (collectively, and together with the Co-Lead Investors and the Lead Party, the “Purchasers”).
Also on March 20, 2025, the Company completed a $57.75 million private placement of: (i) shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a purchase price of $0.75 per share, and (ii) shares of a new series of the Company’s preferred stock, no par value per share, designated as Series A Non-Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”), with a liquidation preference of $60 per share (the “Private Placement”).
The Private Placement included the issuance of: (i) 60,400,106 shares of Common Stock, and (ii) 90,832 shares of Series A Preferred Stock, convertible, in the aggregate, into 7,266,560 shares of Common Stock.
In addition, as part of the Private Placement, on March 20, 2025, the Company’s amendments to (i) 6.25% Fixed to Floating Subordinated Note due June 30, 2028 (the “Subordinated Note”), and (ii) 8.5% Fixed Rate Senior Notes Due 2026 (the “Senior Notes” and together with the Subordinated Note, the “Notes”) became effective and noteholders converted approximately $7.0 million of the aggregate principal amount of the Notes into 9,333,334 shares of Common Stock.
The amendment to the Subordinated Note provides that the interest on the Subordinated Note will be paid-in-kind (“PIK”) and the aggregate outstanding principal amount of the Subordinated Note will be automatically increased on each interest payment date by the amount of such PIK interest for all accrued and unpaid interest payments as of the closing date of the Private Placement and for future scheduled interest payments owed through and including the March 30, 2026 interest payment date. In addition, pursuant to such amendment, the noteholder agreed to convert $2.0 million of the outstanding principal amount of the Subordinated Note into shares of Common Stock effective on the closing date of the Private Placement.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The amendment to the Senior Notes provides that (i) the maturity date of the Senior Notes will be extended to April 15, 2028, (ii) the interest rate will be increased to 10.0% effective as of January 1, 2026, and (iii) at any time prior to the maturity date, the Company may repay any amount of the outstanding principal amount of the Senior Notes, in whole or in part, without penalty. In addition, pursuant to such amendment, the noteholders agreed to convert into shares of Common Stock an amount of the outstanding Senior Notes, on a pro rata basis, equal to $5.0 million based on the terms of the amendment and the closing of the private placement, and all accrued and unpaid interest payments as of the closing date of the Private Placement and for future scheduled interest payments owed through the January 15, 2026 payment may be PIK.
The Company’s Board of Directors approved the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) to be effective at the closing of the Private Placement, subject to and contingent upon the approval of the Company’s shareholders. The purpose of the Plan is to give the Company a competitive advantage in attracting, retaining and motivating officers, employees, directors and consultants by providing incentives directly linked to shareholder value. The Plan will be administered by the Compensation Committee of the Board. The types of awards (the “Awards”) issuable pursuant to the Plan are Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Units, or Other Stock-Based Awards, as such terms are defined in the Plan. Subject to the terms of the Plan, the maximum number of shares of Common Stock, Options and/or Stock Appreciation Rights that may be granted pursuant to Awards under the Plan shall be twenty percent (20%) of the then outstanding shares of Common Stock (which, for the avoidance of doubt, includes all outstanding shares of Common Stock, whether voting or non-voting) (the “Share Limit”); provided, that in no event shall the Share Limit be less than 10,000,000 shares. The Company entered into an Employment Agreement, dated and effective as of the closing of the Private Placement (the “Employment Agreement”), with Steven Sugarman (the “Executive”), as the Company’s President, with the Executive also having such other roles and responsibilities at the Company and the Bank as shall be mutually agreeable by the parties. The term of employment ends on April 1, 2029 (the “Employment Period”); provided, however, that, commencing on April 1, 2026, and on each anniversary of such date (such date and each annual anniversary thereof, a “Renewal Date”), unless previously terminated, the Employment Period will automatically be extended so as to terminate three years from such Renewal Date.
During the Employment Period, the Executive will receive an annual base salary at a rate of not less than $200,000 payable in accordance with the Company’s normal payroll policies, subject to the review for increase at least annually by the Compensation Committee of the Board pursuant to normal performance review policies. With respect to each fiscal year ending during the Employment Period, the Executive will be eligible to receive an annual bonus (the “Annual Bonus”), based on the attainment of performance objectives determined and established by the Compensation Committee, with no more than 50% of the Annual Bonus for any year payable in the form of equity awards.
The Company will issue to the Executive the initial equity award within thirty (30) days following the effective date of the 2025 Plan, and within thirty (30) days following the end of each quarter during the term of the Employment Agreement, the Company will issue to the Executive the quarterly equity award. The initial equity award means the amount of Restricted Stock Units equal to five percent (5%) of the outstanding Common Stock and all equity securities eligible to be converted into Common Stock as of the effective date. The quarterly equity award means the amount of Restricted Stock Units equal to the number of shares of Common Stock equivalent to five percent (5%) of the outstanding Common Stock and all equity securities eligible to be converted into Common Stock as of most recent quarter-end minus the amount of Common Stock held by the Executive pursuant to awards previously issued pursuant to the Employment Agreement as of most recent quarter-end.
Such Restricted Stock Units will vest in twelve (12) equal monthly tranches commencing on the issuance date and will have a restricted period of one year from the date of grant. Within ten business days following the date on which such restricted period ends, the Company will be obligated to deliver to the Executive: (i) to the extent the Plan has not been approved by the Company’s shareholders, cash equal to the fair market value of one share as of the date on which the Restricted Stock Unit’s restricted period ends for each Restricted Stock Unit that vested; or (ii) to the extent the Plan has been approved by the Company’s shareholders, one share for each Restricted Stock Unit that vested.
The Employment Agreement also contains certain termination, claw back, confidentiality and other customary provisions.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Certificate of Amendment
The preferences, limitations, powers and relative rights of the Series A Preferred Stock are set forth in the Certificate of Amendment of the Certificate of Incorporation of the Company (the “Certificate of Amendment”). The Company has previously reported that, on March 13, 2025, the Company filed the Certificate of Amendment with the Secretary of State of the State of Connecticut. The Certificate of Amendment designates 500,000 shares of Series A Preferred Stock.
As specified in the Certificate of Amendment, the Series A Preferred Stock have the following terms:
Dividends: Holders of shares of issued and outstanding Series A Preferred Stock will be entitled to receive, when, as and if declared by the Board out of funds of the Company legally available therefor, non-cumulative dividends in arrears at the rate per annum of 10% per share, payable semi-annually on April 1 and October 1 beginning on October 1, 2026. Dividends will be payable, at the option of the Company, in cash or in kind through the issuance of additional shares of Series A Preferred Stock, provided, that if the shares of Series A Preferred Stock are converted into shares of Common Stock in full on or prior to October 1, 2026, then the holder of such share of Series A Preferred Stock will not have any right to receive any dividends on the Series A Preferred Stock.
Registration Rights Agreement
In connection with the closing of the Private Placement, the Company and the Purchasers will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), under which the Company will be obligated to file a registration statement (and subsequent additional registration statements, as required) with the Securities and Exchange Commission (the “SEC”) to register for resale the shares of Common Stock to be issued in the Private Placement and the underlying shares of Common Stock into which the Series A Preferred Stock and non-voting Common Stock may be converted, as applicable. The Registration Rights Agreement will obligate the Company to use its reasonable best efforts to file such initial registration statement no later than the sixtieth (60th) day following the closing of the Private Placement and to cause such registration statement or any subsequent additional registration statement to be declared effective by the SEC no later than the ninetieth (90th) day after the filing of such registration statement.
Collateral Requirement due to Downgrade
On February 11, 2025, the Bank received a notification from the FRBNY regarding a payment system risk (PSR) collateral requirement due to the Bank's downgrade to Group C. Effective immediately, the Bank is required to maintain a PSR collateral amount of $24.4 million based on its non-wire debit activities. The Bank currently holds approximately $69.9 million in unencumbered collateral with the FRBNY, sufficient to meet the new collateral requirement. The FRBNY will reassess the collateral requirements quarterly and may adjust them based on changes in the Bank's financial services activities.
Changes to Master Account:

•Intraday Overdraft Capacity: The Bank will no longer qualify for uncollateralized intraday credit but may request collateralized capacity, subject to FRBNY’s review.
•Transaction Processing: FRBNY will reject transactions with insufficient funds, including Fedwire transfers, National Settlement Service transactions, and ACH credit items.
•Discount Window Borrowing: The Bank will no longer be eligible for Primary Credit programs and will be considered under the Secondary Credit program.
•Cash Order Prefunding: Prefunding of cash orders is required; orders with insufficient funds will be rejected.
•Collateral Requirement: The Bank must provide collateral security for obligations through its master account, reviewed quarterly.
•Collateral Pledged: Additional haircuts on collateral will apply: 0% for cash deposits and Treasury/Agency securities, 10% for certain securities, 5% for other securities, and 15% for loans.
These changes do not have an immediate impact on the Bank's financial position or results of operations.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
In accordance with the rules and regulations of the SEC, management’s report on the design and effectiveness of Patriot’s system of internal controls over financial reporting is not subject to attestation by Patriot’s independent registered public accounting firm. The SEC rules and regulations applicable to Patriot only require a report by management. Accordingly, this annual report on Form 10-K for the year ended December 31, 2024 does not include an opinion by Patriot’s independent registered public accounting firm regarding management’s system of internal controls over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Board of Directors
The following sets forth information regarding our directors as of April 15, 2025. Unless otherwise indicated, each person holds the same position(s) of both the Company and Patriot Bank.

Name	Age	Current Position with Patriot
Michael A. Carrazza	59	Director and Chairman of the Board of Directors
Steven A. Sugarman	50	Director and President of the Company
David Lowery	50	Director and Chief Executive Officer of the Company; Director, President and Chief Executive Officer of the Bank
Edward N. Constantino	79	Director
Emile Van den Bol	61	Director
Michael J. Weinbaum	59	Director
Grace Doherty	50	Director
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
Steven A. Sugarman
Mr. Sugarman was appointed as the Company’s President and as a member of the Company’s Board of Directors on December 30, 2024. In 2017, Mr. Sugarman founded The Change Company CDFI LLC (“The Change Company”) and continues to serve as its Chief Executive Officer and Director of its Manager, TCC Manager LLC. The Change Company is the holding company for residential mortgage related businesses including its primary subsidiary, Change Lending, LLC, which is a residential mortgage lender certified by the United States Department of the Treasury as a Community Development Financial Institution. Since 2017, Mr. Sugarman has also served as Of Counsel for the law firm Michelman & Robinson, LLP. Mr. Sugarman was the Founder of Banc of California, Inc. (NYSE: BANC) and, from 2010 through January 2017, Mr. Sugarman served in various roles at BANC including at as a Director, Board Chair, Chief Executive Officer, and President. Mr. Sugarman as served in roles including President, Chief Executive Officer, Director, and Board Chair of BANC’s national bank subsidiary Banc of California, NA until 2017. Mr. Sugarman founded COR Securities Holdings, Inc. where he served as a Director and Chief Executive Officer from 2011 through 2019. COR Securities Holdings Inc. was the holding company of COR Clearing LLC, a securities clearing firm, from 2011 until its successful sale to Axos Clearing, LLC in January 2019. Since 2021, Mr. Sugarman has also served as a Director of Dickens Management Group the Manager of LA Golf Partners LLC. Mr. Sugarman is the Founder and Managing Member of COR Capital LLC and COR Advisors, LLC, is the CEO and a Director of Sugarman Enterprises, Inc., and was a Founding Partner of GPS Partners LLC, a $2 billion investment advisory firm. From 2017 to 2020, Mr. Sugarman served as a Senior Advisor and then General Counsel of the National Diversity Coalition, a national advocacy group for the underbanked. Mr. Sugarman began his career as a management consultant at McKinsey & Company and later worked at Lehman Brothers. Mr. Sugarman holds a B.A. from Dartmouth College and a J.D. from Yale Law School.

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
•Executive Committee: Messrs. Carrazza (Chairman), Sugarman, Lowery, Constantino and Van den Bol.
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

Executive Officers
The following sets forth information regarding our executive officers who do not serve as directors as of April 15, 2025. Unless otherwise indicated, each person holds the same position(s) of both the Company and Patriot Bank.

Name	Age	Current Position with Patriot
David Finn	55	Executive Vice President and Chief Financial Officer
Frederick K. Staudmyer	69	Secretary and Chief Human Resources Officer; Executive Vice President and Chief Administrative Officer of the Bank
Joshua Oliver	52	Chief Compliance & Risk Officer of the Bank
Thomas E. Slater	56	Executive Vice President and Chief Credit Officer of the Bank
Steven Grunblatt	60	Executive Vice President and Chief Information Office of the Bank
Alfred Botta	52	Executive Vice President and Chief Payments Officer of the Bank
David Finn
Mr. Finn was appointed Chief Financial Officer and Executive Vice President on January 14, 2025. He served as our Interim Chief Financial Officer and Executive Vice President since October 2024. Mr. Finn was hired by the Bank on August 5, 2024, as Executive Vice President and Senior Finance Officer. Before joining the Company, from May 2014 to June 2023, Mr. Finn served as Senior Vice President at First Citizens Bank (formerly CIT Group Inc.), where he was responsible for all regulatory reporting. Mr. Finn joined CIT Group Inc. in 1998 and remained there until 2023, and held a number of positions in finance, including Global Controller of Equipment Finance and Non-Strategic Portfolios and Chief Financial Officer of the Consumer Finance segment. Prior to joining CIT Group Inc., Mr. Finn worked as a senior accountant in Price Waterhouse LLP and as staff accountant at Coopers & Lybrand LLP. Mr. Finn received a Bachelor of Arts degree in Management, with an Accounting and Finance concentration, from Gettysburg College.
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
Joshua Oliver
Mr. Oliver has served as the Chief Compliance & Risk Officer of the Bank since April 2024. Mr. Oliver joined the Bank in May 2023 as Senior Vice President and Head of Digital Payments Compliance. Prior to that, he held the role of President and Chief Compliance Officer for Symbridge LLC from May 2021 to May 2023, Senior Vice President and Chief Compliance Officer for Metropolitan Commercial Bank from July 2014 to February 2021. Mr. Oliver began his career as a Bank Examiner for the New York State Department of Financial Services. Mr. Oliver received a Bachelor degree of Business Administration at Baruch College, New York, NY in 1994. He is also an ACAMS Certified Anti-Money Laundering Specialist.

Thomas E. Slater
Mr. Slater has served as Executive Vice President and Chief Credit Officer of the Bank since December 2022. Mr. Slater has over 25 years of experience in the commercial banking industry, extensive experience in commercial real estate, as well as in commercial and industrial lending. Since April 2017, Mr. Slater has been serving as Senior Vice President and Senior Credit Officer at Investors Bank. From May 2004 to April 2017, Mr. Slater served multiple positions in TD Bank, including as Assistant Vice President, Credit Department Manager, Vice President, Credit Policy Administrator, Credit Officer, and Commercial Credit Manager. From August1996 to May 2004, Mr. Slater worked in PNC Bank in various roles, including Portfolio Analyst, Portfolio Manager, Relationship Manager, and Middle Market Underwriter. From March 1995 to August 1996, Mr. Slater worked as a Loan Review Officer in Trust Company Bank. Before entering the commercial banking industry, Mr. Slater began his career as an Associate National Bank Examiner in the Office of the Controller of the Currency, where he worked from July 1990 to March 1995. Mr. Slater holds a Bachelor of Science degree in Economics from Rutgers University.
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
Alfred Botta
Mr. Botta joined the Bank in 2018 as Senior Vice President, Director of Payments and became Executive Vice President and Chief Payment Officer of the Bank in September 2022. He has over twenty years of experience in payments and prepaid market space and has been responsible for the growth of the Bank’s payments division. Prior to joining the Bank, Mr. Botta served as Chief Revenue Officer and Director of Payments of Bank Mobile Technologies, Inc. (previously a wholly-owned subsidiary of Customers Bank). Mr. Botta also served senior management roles with several institutions including Metropolitan Commercial Bank, CashZone (the retail check cashing division of Metropolitan Commercial Bank), PreCash, Inc., PreCommunications Inc., and IDT Corporation. Mr. Botta studied at Adelphi University focusing in Business Administration and Operations.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act and the regulations promulgated thereunder require our executive officers, directors and persons who beneficially own more than 10% of our common stock to file forms with the SEC to report their ownership of the Company’s shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC during, and with respect to, fiscal year of 2024. Based on that review and written information given to us by all of our directors and executive officers, we believe that all of our directors, executive officers and holders of more than 10% of our stock filed on a timely basis all reports that they were required to file under Section 16(a) during fiscal year of 2024, except that each of David Finn, Frederick K. Staudmyer, Thomas E. Slater, Steven Grunblatt, and Doherty Grace were late in filing a Form 4 in connection with a restricted stock grant, and David Finn was late in filing a Form 3 related to his appointment as an officer.

Code of Ethics
Each of our Chief Executive Officer and Chief Financial Officer is required to comply with the Patriot National Bancorp, Inc. Code of Conduct for Senior Executive Financial Officers adopted by our Board of Directors. The Code of Conduct was adopted to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate and timely disclosure in public documents; compliance with law; prompt internal reporting of Code of Conduct violations, and accountability for adherence to the Code of Conduct. The Code of Conduct was filed with the SEC as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. In addition, all of our directors, officers and employees are required to comply with a Code of Ethics and Conflict of Interest Policy which is filed with the SEC as Exhibit 14.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Shareholders may request a copy of either Code, without charge, by contacting David Finn, Chief Financial Officer, Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, Connecticut 06901, (203) 252-5900.

Clawback Policy
We have adopted a clawback policy on November 30, 2023 that applies to our executive officers (the “Clawback Policy”), which is filed as Exhibit 97.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The Clawback Policy gives the Compensation Committee the discretion, in connection with an accounting restatement of our previously issued financial statements, to require executive officers to reimburse us for any erroneously awarded compensation paid to such executive officers that otherwise would not have been paid had it been determined based on the restated financial statements.
Insider Trading Policy
The Company has adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
ITEM 11. Executive Compensation
Summary Compensation Table
The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer and Chief Financial Officer, and three other executive officers who received the highest annual compensation:

Name/Principal Position(s) (1)		Year	Salary	Bonus and Incentive	Restricted Stock	All Other Annual Compensation (2)	Total
David Lowery		2024	$400,000	$—	$5,820	$9,885	$415,705
Director and Chief Executive Officer of the Company; Director, President and Chief Executive Officer of the Bank		2023	$358,559	$54,600	$11,491	$9,646	$434,296

Joseph D. Perillo	*	2024	$283,815	$325,000	$—	$11,772	$620,587
Former Chief Financial Officer		2023	$287,490	$54,600	$—	$14,262	$356,352

Alfred Botta		2024	$272,942	$293,279	$—	$10,350	$576,571
Executive Vice President and Chief Payments Officer of the Bank		2023	$270,000	$182,978	$—	$9,900	$462,878

Thomas Slater		2024	$264,250	$60,000	$8,125	$1,573	$333,948
Executive Vice President and Chief Credit Officer of the Bank		2023	$260,000	$25,000	$—	$650	$285,650

Steven Grunblatt		2024	$270,375	$—	$1,449	$8,111	$279,935
Executive Vice President and Chief Information Office of the Bank		2023	$269,466	$52,500	$—	$8,084	$330,050

David Finn	**	2024	$97,981	$—	$—	$—	$97,981
Chief Financial Officer		2023	$—	$—	$—	$—	$—

* Joseph D. Perillo served as our Chief Financial Officer until October 30, 2024. On the same day, David Finn was appointed to replace Mr. Perillo as Interim Chief Financial Officer.
** On January 14, 2025, David Finn was officially appointed Chief Financial Officer and Executive Vice President.

(1)(2) The “All Other Compensation” column for the fiscal year ended December 31, 2024 and 2023 includes the following compensation items:

	2024			2023
Named Executive Officer	Contribution to 401(k) Plan	Car Allowance	Total	Contribution to 401(k) Plan	Car Allowance	Total
David Lowery	$9,885	$—	$9,885	$9,646	$—	$7,590
Joseph D. Perillo	6,272	5,500	11,772	8,262	6,000	12,150
Alfred Botta	10,350	—	10,350	9,900	—	12,840
Thomas Slater	1,573	—	1,573	650	—	650
Steven Grunblatt	8,111	—	8,111	8,084	—	8,084
Outstanding Equity Awards at Fiscal Year-End
The following Executive Officers of the Company and the Bank had unvested equity awards at December 31, 2024:

Name	Number of Unvested Equity Awards
David Lowery	68,790
Thomas Slater	5,103
Steven Grunblatt	1,496
David Finn	53,125
Frederick K. Staudmyer	2,639
Executive Compensation Incentive Plan
In 2017, the Company adopted the Executive Compensation Incentive Plan, referred to as the “2017 Plan.” The 2017 Plan applies to the President and all Executive Vice Presidents at Patriot Bank. The 2017 plan was developed in order to attract, retain and motivate key executives by offering compensation incentives for delivering pre-defined budgeted operating results. The 2017 Plan is market competitive and designed to promote safe and sound business practices, where compensation objectives and risk taking are responsible, within policy guidelines and compatible with effective controls and risk-management. The 2017 Plan provides for awards based on a balance of bank results and individual executive performance. Awards are paid 50% in cash and 50% in restricted stock awards vesting over three years granted under the 2020 Plan. There were no awards issued under the Executive Compensation Incentive Plan during 2024 and 2023.
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
Director Compensation
The following table sets forth certain information regarding the compensation earned by or awarded to each of our non-employee directors who served on our Board during the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total

Edward N. Constantino	$71,050	$14,346	$85,396
Emile Van den Bol	69,500	14,346	83,846
Michael J. Weinbaum	49,000	14,346	63,346
Grace Doherty	39,500	14,346	53,846
Steven A. Sugarman	—	—	—
(1)The “Stock Awards” column represents the aggregate grant date fair value computed in accordance with ASC Topic 718 for awards of restricted stock granted under our 2020 Plan during fiscal 2024. We calculated the estimated fair value of the restricted stock awards using the market price of our common stock on the grant date. As of December 31, 2024, the aggregate number of unvested stock awards held by each of our non-employee directors was as follows: Edward N. Constantino – 3,846; Emile Van den Bol –3,846; Michael J. Weinbaum – 3,846; and Grace Doherty – 3,846.

The Company’s directors who are also executive officers do not receive compensation for service on the Board of Directors or any of its committees. On an annual basis, each non-employee director receives $1,150 for each board meeting in which they participate and annual retainer fees totaling $19,100. They also receive fees ranging from $375 to $750 for each committee meeting in which they participate. In addition, non-employee directors who serve as the chair of a committee receive additional retainer fees ranging from $3,000 to $9,200 per year. In addition, each non-employee director receives an annual equity grant of restricted stock units with a grant date value of approximately $14,346 for Edward N. Constantino, Emile Van den Bol, Michael J. Weinbaum, and Grace Doherty. The restricted stocks will vest in full in four equal annual installments, beginning on the first anniversary of the grant date. The Company’s directors are also reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with their service to the Company, including travel expenses.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership of Certain Beneficial Owners and Management of Patriot
The table below provides certain information about beneficial ownership of Patriot common stock as of April 15, 2025 with respect to: (i) each person, or group of affiliated persons, who is known to Patriot to own more than five percent (5%) of Patriot common stock; (ii) each of the Patriot’s directors; (iii) each of the Patriot’s executive officers; and (iv) all of Patriot’s directors and executive officers as a group.
Except as otherwise noted, to the knowledge of the Company, all persons listed below have sole voting and dispositive power with respect to all shares of Patriot common stock they beneficially own, except to the extent authority is shared by spouses under applicable law. Applicable percentage ownership is based on 73,725,292 shares of Patriot common stock outstanding as of April 15, 2025. In computing the number of shares of common stock beneficially owned by a person and applicable percentage of ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of April 15, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.
Unless otherwise indicated, the address of each shareholder is in care of Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, CT 06901.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class
Steven A. Sugarman	7,019,978	(1)	9.5%
Michael A. Carrazza	67,254	(2)	*
David C. Lowery	12,000		*
David Finn	—		*
Frederick K. Staudmyer	4,522		*
Joshua Oliver	—		*
Thomas E. Slater	6,245		*
Steve Grunblatt	3,247		*
Alfred Botta	—		*
Edward N. Constantino	17,433	(3)	*
Emile Van den Bol	65,046		0.1%
Michael J. Weinbaum	363,605	(4)	0.5%
Grace Doherty	1,447		*
All Directors and Executive Officers	7,560,777		10.3%
FHNB LLC	6,666,667	(5)	9.0%
CB Growth Capital, LLC	6,000,000	(6)	8.1%
Patriot 26, LLC	4,666,667	(7)	6.3%
Moniqua 30, LLC	3,866,720	(8)	5.2%
*Less than one percent (1%)

(1)
On March 20, 2025, the Steven and Ainslie Sugarman Living Trust, a revocable living trust for the benefit of Steven Sugarman and Ainslie Sugarman (the "Trust"), acquired 7,019,978 shares of Common Stock in the Private Placement. Based solely on the information set forth in the Schedule 13D filed with the SEC on April 2, 2025, Steven and Ainslie Sugarman Living Trust (the “Sugarman Trust”) is a revocable living trust for the benefit of Steven Sugarman and Ainslie Sugarman. Steven Sugarman and his spouse, Ainslie Sugarman, as trustees of the Sugarman Trust, therefore may be deemed to have voting and dispositive power over the securities held by the Sugarman Trust. The address of the Sugarman Trust is c/o Patriot National Bancorp, Inc., 900 Bedford Street, Stamford, Connecticut 06901.

The Trust also holds 19,167 shares of Series A Non-Cumulative Perpetual Convertible Preferred Stock, convertible into 1,533,333 shares of Common Stock, and an additional 5,833 shares of Series A Preferred Stock convertible into 466,667 shares of Common Stock, as reimbursement for Mr. Sugarman's legal fees and expenses related to the Private Placement. The conversion of these preferred shares is subject to a limitation that prevents the Reporting Persons from becoming the beneficial owner of more than 9.99% of the Issuer's voting securities.

Additionally, Mr. Sugarman, who serves as President and a member of the Board of Directors of the Company, was granted Restricted Stock Units ("RSUs") under an Employment Agreement effective March 20, 2025. These RSUs vest in twelve equal monthly installments starting from March 20, 2025, and will be settled on March 20, 2026. If the Issuer's 2025 Omnibus Equity Incentive Plan is approved by shareholders, each vested RSU will be settled in one share of Common Stock, up to a total of 4,049,593 shares. If the Plan is not approved, the RSUs will be settled in cash based on the fair market value of the shares as of March 20, 2026. The settlement of RSUs is also subject to the 9.99% ownership limitation.

(2)	Includes 12,221 shares held by Solaia Capital Management Profit Sharing Plan for the benefit of Mr. Carrazza, with regard to which Mr. Carrazza has sole voting and dispositive power, and 55,033 vested shares directly owned by Mr. Carrazza.
(3)	Includes 1,000 shares held in a SEP IRA for the benefit of Mr. Constantino.
(4)
Includes 19,524 shares of common stock owned directly by Mr. Weinbaum and 342,172 shares owned by AFP Forty Six Corp. (“AFP”), of which Mr. Weinbaum serves as President. Based solely on the information set forth in the Schedule 13G/A filed with the SEC on December 10, 2023, Michael Weinbaum is President of AFP and therefore may be deemed to have voting and dispositive power over the shares held by AFP. Mr. Weinbaum disclaims beneficial ownership of the Common Stock held by AFP except to the extent of his pecuniary interest therein. The address of AFP is 9 Park Place, Great Neck, NY 11021.

(5)
FHNB LLC acquired 6,666,667 shares of Common Stock in the Company’s Private Placement on March 20, 2025. Based solely on the information set forth in the Schedule 13D filed with the SEC on April 11, 2025, voting and dispositive power over the shares held by FHNB may be deemed to be shared by its ultimate controlling persons: Sanford L. Michelman, Laura Michelman, Marc Ezralow, Bryan Ezralow, Jeff Seabold, Jack E. Lambert, Noah Mamet, Will Taylor, and Bradley H. Mindlin (collectively, the "Controlling Persons"). These individuals exercise control through their interests in FHNB's parent entities, primarily Flyhouse Management, LLC (90% owner of FHNB) and Just Two Kings, LLC (10% owner of FHNB). Jack E. Lambert serves as Chief Executive Officer of FHNB. Each of the Controlling Persons expressly disclaims beneficial ownership of the securities owned by FHNB except to the extent of their pecuniary interest therein. The address for FHNB LLC is 10880 Wilshire Blvd., 19th Floor, Los Angeles, CA 90024.

(6)	CB Group Capital, LLC acquired 6,000,000 shares of Common Stock in the Company’s Private Placement on March 20, 2025.
(7)	Patriot 26, LLC acquired 4,666,667 shares of Common Stock in the Company’s Private Placement on March 20, 2025.
(8)	Moniqua 30 LLC acquired 3,866,720 shares of Common Stock in the Company’s Private Placement on March 20, 2025.
Equity Compensation Plan Information as of the End of Fiscal 2024
The table below provides information as of December 31, 2024, with respect to the compensation plan under which equity securities of the Company are authorized for issuance to directors, officers or employees.

Equity Compensation Plans	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Approved by the shareholders	—	$—	74,540

Not approved by the shareholders	—	$—	—

Total	—	$—	74,540

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
In the ordinary course of business, the Bank has made loans to officers and directors (including loans to members of their immediate families and loans to companies of which a director owns 10% or more). In the opinion of management, all of such loans were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral requirements, as those then prevailing for comparable transactions with persons not related to the lender. The Bank believes that at the time of origination such loans did not involve more than the normal risk of collectability or present any other unfavorable features. There were no loans to officers and directors outstanding as of December 31, 2024 and 2023. Deposits from related parties aggregated $63,000 and $64,000 as of December 31, 2024 and 2023, respectively.
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
Board Independence
The Board has determined that the following current directors, constituting a majority of the members of the Board, are independent as defined in the applicable listing standards of the Nasdaq Stock Market, Inc.: Messrs. Constantino, Van den Bol, Weinbaum, and Ms. Doherty. Each current member of the Audit, Compensation, and Nominating and Governance Committees is an independent director pursuant to all applicable listing standards of Nasdaq. The Board of Directors has also determined that each current member of the Audit Committee also meets the additional independence standards for audit committee members established by the SEC, and each member of the Compensation Committee also qualifies as a “non-employee director” as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended.

ITEM 14. Principal Accountant Fees and Services
Principal Accounting Fees and Services
The following table sets forth the aggregate amounts of principal accounting fees we paid to our independent registered public accountants for professional services performed in fiscal years ended December 31, 2024 and 2023 for: (i) audit fees – consisting of fees billed for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) audit-related fees – consisting of fees billed for services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; and (iii) all other fees – consisting of fees billed for all other services rendered.

	Year Ended December 31,
	2024	2023
Audit fees (1)	$728,181	$623,689
All other fees (2)	22,575	23,625
	$750,756	$647,314
(1)The aggregate fees included in Audit Fees are fees billed for the fiscal years.
(2)The aggregate fees included in the other categories are fees billed in the fiscal years.

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
The Audit Committee pre-approved all of the audit and non-audit services provided by RSM during the years ended December 31, 2024 and 2023.

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

3.2
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated July 16, 2004 (incorporated by reference to Exhibit 3(i)(A) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 25, 2005)

3.3
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated June 15, 2006 (incorporated by reference to Exhibit 3(i)(B) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 14, 2006)

3.4
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp Inc., dated October 6, 2010 (incorporated by reference to Exhibit 3.l to the Company’s Current Report Form 8-K filed on October 21, 2010)

3.5
Certificate of Amendment of Certificate of Incorporation of Patriot National Bancorp, Inc. dated March 12, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 19, 2025)

3.6	Amended and Restated By-laws of Patriot National Bancorp Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)

4.1
Form of 6.25% Fixed to Floating Rate Subordinated Note due June 30, 2028 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

10.1†
Patriot National Bancorp, Inc. Amendment and Restatement of the 2020 Restricted Stock Award Plan (incorporated by reference to Exhibit A to the Company’s Proxy statement on Schedule 14A filed on November 10, 2022).

10.2
Form of Agreement by and between Patriot Bank, National Association and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025)

10.3
Form of Subordinated Note Purchase Agreement due June 2028 (incorporated by reference to Exhibit 10(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

10.4*	Amendment to the 8.5% Fixed Rate Senior Notes Due 2026, dated February 14, 2025

10.5*	Amendment to the 8.5% Fixed Rate Senior Notes Due 2026, dated March 15, 2025

10.6*	Amendment to the 6.25% Fixed to Floating Subordinated Note due June 30, 2028, dated March 17, 2025

10.7	Form of Securities Purchase Agreement with Lead Investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2025)

10.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 20, 2025)

10.9	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2025)

10.1	2025 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2025)

14.1
Code of Conduct for Senior Financial Officers (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10 -KSB for the year ended December 31, 2004 (Commission File No. 000-29599)

14.2	Code of Ethics and Conflict of Interest Policy (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

19*	Insider Trading Policy

21.1	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 29, 2020)

23.1*	Consent of RSM US LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
97.1	Patriot National Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 1, 2024)
101.INS#*	Inline XBRL Instance Document
101.SCH#	Inline XBRL Schema Document
101.CAL#	Inline XBRL Calculation Linkbase Document
101.LAB#	Inline XBRL Labels Linkbase Document
101.PRE#	Inline XBRL Presentation Linkbase Document
101.DEF#	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†Management Contracts and Compensatory Plans, Contracts or Arrangements.
*Provided herewith.

The exhibits marked with the section symbol (#) are interactive data files.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2025
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ David Finn
David Finn
Executive Vice President and Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ David Lowery	Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2025
David Lowery

/s/ David Finn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 15, 2025
David Finn

/s/ Michael Carrazza	Chairman and Director	April 15, 2025
Michael Carrazza

/s/ Edward N. Constantino	Director	April 15, 2025
Edward N. Constantino

/s/ Emile Van den Bol	Director	April 15, 2025
Emile Van den Bol

/s/ Michael J. Weinbaum	Director	April 15, 2025
Michael J. Weinbaum

/s/ Grace Doherty	Director	April 15, 2025
Grace Doherty

/s/ Steven Sugarman	President and Director	April 15, 2025
Steven Sugarman