Form 10-Q
period 2025-03-31
PATRIOT NATIONAL BANCORP INC
filed 2025-05-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
As of May 14, 2025, there were 76,259,670 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,530	$3,295
Interest bearing deposits	118,505	144,273
Restricted cash	15,166	15,042
Total cash, cash equivalents and restricted cash	136,201	162,610
Investment securities:
Available-for-sale securities, at fair value	80,651	79,992
Other investments, at cost	4,450	4,450
Total investment securities	85,101	84,442

Federal Reserve Bank (FRB) stock, at cost	1,028	1,377
Federal Home Loan Bank (FHLB) stock, at cost	679	779
Loans receivable (net of allowance for credit losses: 2025: $(6,729) and 2024: $(7,305))	667,480	700,167
Loans held for sale	20,814	15,702
Accrued interest and dividends receivable	5,047	5,488
Premises and equipment, net	28,691	28,865
Other real estate owned	2,590	2,843
Core deposit intangible, net	144	156
Other assets	8,837	9,863
Total assets	$956,612	$1,012,292

Liabilities
Deposits:
Noninterest bearing deposits	$80,363	$119,212
Interest bearing deposits	782,071	847,385
Total deposits	862,434	966,597

FHLB, FRB and correspondent bank borrowings	—	3,000
Senior notes, net	7,610	11,861
Subordinated debt, net	8,112	9,898
Junior subordinated debt owed to unconsolidated trust, net	8,149	8,147
Note payable	109	162
Advances from borrowers for taxes and insurance	3,429	1,472
Accrued expenses and other liabilities	9,623	6,890
Total liabilities	899,466	1,008,027

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; As of March 31, 2025: 90,832 shares issued and outstanding; As of December 31, 2024: no shares issued and outstanding.	5,099	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of March 31, 2025: 73,799,033 shares issued; 73,725,292 shares outstanding; As of December 31, 2024: 4,065,593 shares issued; 3,991,852 shares outstanding.	155,964	106,854
Accumulated deficit	(89,685)	(86,908)
Accumulated other comprehensive loss	(14,232)	(15,681)
Total shareholders' equity	57,146	4,265
Total liabilities and shareholders' equity	$956,612	$1,012,292
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2025	2024
Interest and Dividend Income
Interest and fees on loans	$9,980	$12,648
Interest on investment securities	548	661
Dividends on investment securities	27	71
Other interest income	1,993	621
Total interest and dividend income	12,548	14,001

Interest Expense
Interest on deposits	7,798	6,686
Interest on FHLB, FRB and correspondent bank borrowings	98	1,214
Interest on senior debt	322	290
Interest on subordinated debt	375	406
Interest on note payable	1	1
Total interest expense	8,594	8,597

Net interest income	3,954	5,404

Provision for credit losses	733	658

Net interest income after provision for credit losses	3,221	4,746

Non-interest Income
Loan application, inspection and processing fees	211	202
Deposit fees and service charges	418	81
Gains on sales of loans	43	267
Rental income	45	21
Loss on sale of investment securities, net	—	(24)
Digital Payments income	1,758	964
Other income	253	736
Total non-interest income	2,728	2,247

Non-interest Expense
Salaries and benefits	4,511	4,156
Occupancy and equipment expense	748	817
Data processing expense	385	324
Professional and other outside services	1,081	841
Project expenses, net	—	—
Advertising and promotional expense	153	46
Loan administration and processing expense	104	8
Regulatory assessments	455	219
Insurance expense, net	70	76
Communications, stationary and supplies	228	149
Other operating expense	990	590
Total non-interest expense	8,725	7,226

Loss before income taxes	(2,776)	(233)

Provision for income taxes	1	66

Net loss	$(2,777)	$(299)

Basic loss per share	$(0.21)	$(0.08)
Diluted loss per share	$(0.21)	$(0.08)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2025	2024

Net loss	$(2,777)	$(299)
Other comprehensive income (loss)

Unrealized holding gain on securities	1,449	(600)
Reclassification for realized loss on sale of investment securities	—	24
Net change in unrealized gain (loss)	1,449	(576)

Income tax benefit	—	105

Unrealized gain (loss) on securities, net of tax	1,449	(471)

Comprehensive loss	$(1,328)	$(770)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2025
(In thousands, except shares)	Number of Common Stock	Number of Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2024	3,991,852	—	$—	$106,854	$(86,908)	$(15,681)	$4,265
Comprehensive (loss) income:
Net loss	—	—	—	—	(2,777)	—	(2,777)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	1,449	1,449

Total comprehensive (loss) income	—	—	—	—	(2,777)	1,449	(1,328)
Preferred stock issuance		90,832	5,099	—	—	—	5,099
Common stock issuance	69,733,440	—	—	48,929	—	—	48,929
Share-based compensation expense	—	—		181	—	—	181
Balance at March 31, 2025	73,725,292	90,832	$5,099	$155,964	$(89,685)	$(14,232)	$57,146

	Three Months Ended March 31, 2024
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2023	3,976,073	$106,670	$(47,026)	$(15,261)	$44,383
Comprehensive loss:
Net loss	—	—	(299)	—	(299)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(471)	(471)
Total comprehensive loss	—	—	(299)	(471)	(770)
Share-based compensation expense	—	24	—	—	24
Balance at March 31, 2024	3,976,073	$106,694	$(47,325)	$(15,732)	$43,637
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(2,777)	$(299)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of investment premiums and discounts, net	(37)	(38)
Amortization and accretion of purchase loan premiums and discounts, net	(37)	154
Amortization of debt issuance costs	106	43
Amortization of core deposit intangible	12	12
Amortization of servicing assets of sold SBA loans	28	19
Provision for credit losses	733	658
Depreciation and amortization	250	284
Loss on sales of available-for-sale securities	—	24
Loss on sale of premises and equipment	—	3
Share-based compensation	181	24
Decrease in deferred tax assets	—	40
Increase in deferred tax liabilities	1	—
Originations of loans held for sale, net	(187,291)	(133,569)
Proceeds from sale of loans held for sale	181,109	134,965
Gains on sale of loans held for sale, net	(43)	(267)
Write-down of other real estate owned	253	—
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	441	609
Decrease (increase) in other assets	795	(311)
Increase (decrease) in accrued expenses and other liabilities	465	(552)
Net cash (used in) provided by operating activities	(5,811)	1,799

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	—	2,281
Principal repayments on available-for-sale securities	827	1,068
Purchases of available-for-sale securities	—	(2,319)
Redemptions (purchases) of FRB stock	349	(110)
Redemptions of FHLB stock	100	1,550
Payments received on loans receivable, net	33,141	41,090
Purchases of loans receivable	(86)	(47)
Purchases of premises and equipment	(70)	(41)
Net cash provided by investing activities	34,261	43,472

Cash Flows from Financing Activities:
(Decrease) increase in deposits, net	(104,163)	19,413
Repayments from FHLB daily borrowing, net	(3,000)	(40,000)
Proceeds from FRB and correspondent bank borrowings	60,000	12,000
Repayments of FRB and correspondent bank borrowings	(60,000)	(12,000)
Principal repayments of note payable	(53)	(53)
Increase in advances from borrowers for taxes and insurance	1,957	1,608
Proceeds from preferred stock issuance	5,100	—
Proceeds from common stock issuance	45,300	—
Net cash used in financing activities	(54,859)	(19,032)

Net (decrease) increase in cash, cash equivalents and restricted cash	(26,409)	26,239

Cash, cash equivalents and restricted cash at beginning of period	162,610	66,536

Cash, cash equivalents and restricted cash at end of period	$136,201	$92,775

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Three Months Ended March 31,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,133	$7,996
Cash refund from income taxes, net	$(18)	$—

Non-cash transactions:
Net change in unrealized (gain) loss on available-for-sale securities	$(1,449)	$471

Transfers of loans held for sale to loans receivable	$1,113	$5,526

Deferred cost for capital raise	$(120)	$—

Deferred debt issuance costs	$(23)	$—

Private Placement Costs for preferred stock	$(351)	$—
Private Placement Costs for common stock	$(3,371)	$—

Senior debt conversion to common stock	$(5,000)	$—

Subordinated debt conversion to common stock	$(2,000)	$—

Accrued interest capitalized into principal	$882	$—
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 1.    Basis of Financial Statement Presentation
The accompanying unaudited interim condensed Consolidated Financial Statements of Patriot National Bancorp, Inc. (the “Company” or “PNBK”) and its wholly-owned subsidiaries, Patriot Bank, N.A. (the “Bank”), Patriot National Statutory Trust I and PinPat Acquisition Corporation (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. The accompanying unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2024.
The Consolidated Balance Sheet at December 31, 2024 presented herein has been derived from the audited Consolidated Financial Statements of the Company at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.
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
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the remainder of 2025.
Certain prior period amounts have been reclassified to conform to current year presentation. There was no impact on previously reported net income or shareholders' equity.

Note 2.    Summary of Significant Accounting Policies and Transactions
Please refer to the summary of Significant Accounting Policies included in the Company’s 2024 Annual Report on Form 10-K for a list of all policies in effect as of December 31, 2024.
Preferred Stock
On March 20, 2025, the Company completed a $57.75 million private placement resulting in the issuance of 90,832 shares of its Series A Non-Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock has no par value and a liquidation preference of $60 per share. The gross proceeds from the issuance of the Series A Preferred Stock totaled $5.45 million.
The Series A Preferred Stock is convertible, in the aggregate, into 7,266,560 shares of the Company’s Common Stock. The holders of Series A Preferred Stock are entitled to receive non-cumulative dividends when, as and if declared by the Company’s Board of Directors. The non-cumulative dividends are discretionary and to not accrue unless declared.

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
ASU 2024-01
In March 2024, the FASB issued ASU No. 2024-01 Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards. ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s Consolidated Financial Statements.
ASU 2024-03 and ASU 2025 -01
In November 2024, the FASB issued ASU 2024-03: Income Statement-Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendments in ASU 2024-03 require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items by breaking down certain expense line items into specified natural expense categories, including purchases of inventory, employee compensation, deprecation, intangible asset amortization, and depletion. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-03 can be applied on a prospective basis or retrospective basis and early adoption is permitted. The amendments in ASU 2025-01 clarify the effective date of ASU 2024-03 stating that all public business entities are required to adopt the update in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2025-01 does not change the effective date of ASU 2024-03 but was issued to provide clarity on the effective date for public business entities that do not have a calendar year-end. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 and ASU 2025-01 on its disclosures.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3.     Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at March 31, 2025 and December 31, 2024 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2025:
U. S. Government agency and mortgage-backed securities	$75,116	$—	$(14,115)	$61,001
Corporate bonds	15,996	—	(3,359)	12,637
Subordinated notes	4,000	—	(450)	3,550
SBA loan pools	4,345	—	(882)	3,463
Total available-for-sale securities	$99,457	$—	$(18,806)	$80,651

December 31, 2024:
U. S. Government agency and mortgage-backed securities	$75,689	$—	$(15,466)	$60,223
Corporate bonds	15,996	—	(3,261)	12,735
Subordinated notes	4,000	—	(539)	3,461
SBA loan pools	4,562	—	(989)	3,573
Total available-for-sale securities	$100,247	$—	$(20,255)	$79,992
The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of March 31, 2025 and December 31, 2024:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
March 31, 2025:
U. S. Government agency and mortgage-backed securities	$2,013	$(27)	$58,988	$(14,088)	$61,001	$(14,115)
Corporate bonds	—	—	12,637	(3,359)	12,637	(3,359)
Subordinated notes	—	—	3,550	(450)	3,550	(450)
SBA loan pools	—	—	3,463	(882)	3,463	(882)
Total available-for-sale securities	$2,013	$(27)	$78,638	$(18,779)	$80,651	$(18,806)

December 31, 2024:
U. S. Government agency and mortgage-backed securities	$4,170	$(160)	$56,053	$(15,306)	$60,223	$(15,466)
Corporate bonds	—	—	12,735	(3,261)	12,735	(3,261)
Subordinated notes	—	—	3,461	(539)	3,461	(539)
SBA loan pools	—	—	3,573	(989)	3,573	(989)
Total available-for-sale securities	$4,170	$(160)	$75,822	$(20,095)	$79,992	$(20,255)
As of March 31, 2025 and December 31, 2024, all forty-four available-for-sale securities had unrealized losses with an aggregate decline of 18.9% and 20.2% from the amortized cost of those securities, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
At March 31, 2025 and December 31, 2024, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of March 31, 2025, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities at March 31, 2025. All debt securities in an unrealized loss position as of March 31, 2025 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of March 31, 2025 and December 31, 2024, available-for-sale securities of $80.7 million and $60.2 million, respectively, were pledged to either the Federal Home Loan Bank ("FHLB") or Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the FHLB and FRB.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of March 31, 2025 and December 31, 2024. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
March 31, 2025:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$12,637	$—	$12,637
Subordinated notes	3,000	1,000	—	4,000	2,640	910	—	3,550
SBA loan pools	—	—	4,345	4,345	—	—	3,463	3,463
Municipal bonds	—	—	—	—	—	—	—	—
Available-for-sale securities with stated maturity dates	3,000	16,996	4,345	24,341	2,640	13,547	3,463	19,650
U. S. Government agency and mortgage-backed securities	—	5,159	69,957	75,116	—	4,233	56,768	61,001
Total available-for-sale securities	$3,000	$22,155	$74,302	$99,457	$2,640	$17,780	$60,231	$80,651

December 31, 2024:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$12,735	$—	$12,735
Subordinated notes	3,000	1,000	—	4,000	2,610	851	—	3,461
SBA loan pools	—	—	4,562	4,562	—	—	3,573	3,573
Municipal bonds	—	—	—	—	—	—	—	—
Available-for-sale securities with stated maturity dates	3,000	16,996	4,562	24,558	2,610	13,586	3,573	19,769
U. S. Government agency and mortgage-backed securities	—	5,172	70,517	75,689	—	4,134	56,089	60,223
Total available-for-sale securities	$3,000	$22,168	$75,079	$100,247	$2,610	$17,720	$59,662	$79,992

Note 4.    Loans Receivable and Allowance for Credit Losses
As of March 31, 2025 and December 31, 2024, loans receivable, net, consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Loan portfolio segment:
Commercial Real Estate	$401,403	$419,489
Residential Real Estate	90,753	92,215
Commercial and Industrial	122,375	129,608
Consumer and Other	53,498	59,973
Construction	3,823	3,830
Construction to Permanent - CRE	2,357	2,357
Loans receivable, gross	674,209	707,472
Allowance for credit losses	(6,729)	(7,305)
Loans receivable, net	$667,480	$700,167

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Patriot's lending activities are conducted principally in Fairfield and New Haven Counties in Connecticut and Westchester County in New York, and the five Boroughs of New York City. Patriot originates on a limited basis commercial real estate loans, commercial business loans, consumer loans, and construction loans, and has purchased residential loans since 2016. All commercial and residential real estate loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent to some degree on the status of the regional economy as well as upon the regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the loan portfolio and the recovery of a substantial portion of any resulting real estate acquired is susceptible to changes in market conditions.
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
Patriot originated SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2020, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $27.6 million and $29.9 million as of March 31, 2025 and December 31, 2024, respectively.
Risk characteristics of the Company’s portfolio classes include the following:
Commercial Real Estate Loans ("CRE" Loans)
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
During the three months ended March 31, 2025 and 2024, Patriot did not purchase any commercial real estate loans.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Residential Real Estate Loans
Patriot’s residential real estate loan portfolio consists primarily of purchased residential loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. During the three months ended March 31, 2025, Patriot purchased $86,000 residential real estate loans. During the three months ended March 31, 2024, Patriot purchased $47,000 of residential real estate loans.
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
Patriot’s syndicated and leveraged loan portfolio totaled $5.7 million at both March 31, 2025 and December 31, 2024. The syndicated and leveraged loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
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
The Company has purchased unsecured consumer loans from a third party which are higher yielding loans of 2-5 year terms that are expected to incur an increased level of charge-offs. Loans outstanding under this program at March 31, 2025 and December 31, 2024 totaled $16.1 million and $20.7 million, respectively. No loans were purchased under this program for the three months ended March 31, 2025, and 2024.
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
During the three months ended March 31, 2025 and 2024, Patriot did not purchase any home equity line of credit loans (“HELOC”).

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
Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and financial strength of the builder, the type and location of the property, and other factors. Construction loans tend to be personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by an inability to complete construction, a downturn in the market for new construction, by a significant increase in interest rates, or by decline in general economic conditions. The construction loans outstanding at March 31, 2025 and December 31, 2024 totaled $3.8 million and $3.8 million, respectively.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company maintains an ACL for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $159,000 at March 31, 2025 and $182,000 at December 31, 2024.
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the three months ended March 31, 2025 and 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
Three Months Ended March 31, 2025
Allowance for credit losses:
December 31, 2024	$2,241	$596	$1,077	$3,386	$5	$—	$7,305
Charge-offs	(635)	—	(119)	(916)	—	—	(1,670)
Recoveries	—	—	86	252	—	—	338
Provisions (credits)	669	43	124	(115)	3	32	756	(1)
March 31, 2025	$2,275	$639	$1,168	$2,607	$8	$32	$6,729

Three Months Ended March 31, 2024
Allowance for credit losses:
December 31, 2023	$6,089	$607	$1,269	$7,843	$4	$113	$15,925
Charge-offs	(158)	(21)	(410)	(2,523)	—	—	(3,112)
Recoveries	—	—	6	305	—	—	311
(Credit) provision	(311)	85	334	655	3	(113)	653	(2)
March 31, 2024	$5,620	$671	$1,199	$6,280	$7	$—	$13,777
(1) The provision on credit losses included in the above table for the three months ended March 31, 2025 does not include the credit on unfunded loan commitments of $23,000.
(2) The provision on credit losses included in the above table for the three months ended March 31, 2024 does not include the provsion on unfunded loan commitments of $5,000.

The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for allowance for credit losses as of March 31, 2025 and December 31, 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
March 31, 2025
Allowance for credit losses:
Individually evaluated loans	$278	$—	$—	$—	$—	$32	$310
Collectively evaluated loans	1,997	639	1,168	2,607	8	—	6,419
Total allowance for credit losses	$2,275	$639	$1,168	$2,607	$8	$32	$6,729

Loans receivable, gross:
Individually evaluated loans	$23,708	$—	$2,922	$—	$—	$2,357	$28,987
Collectively evaluated loans	377,695	90,753	119,453	53,498	3,823	—	645,222
Total loans receivable, gross	$401,403	$90,753	$122,375	$53,498	$3,823	$2,357	$674,209

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
December 31, 2024
Allowance for credit losses:
Individually evaluated loans	$403	$—	$60	$—	$—	$—	$463
Collectively evaluated loans	1,838	596	1,017	3,386	5	—	6,842
Total allowance for credit losses	$2,241	$596	$1,077	$3,386	$5	$—	$7,305

Loans receivable, gross:
Individually evaluated loans	$19,335	$—	$3,323	$—	$—	$2,357	$25,015
Collectively evaluated loans	400,154	92,215	126,285	59,973	3,830	—	682,457
Total loans receivable, gross	$419,489	$92,215	$129,608	$59,973	$3,830	$2,357	$707,472
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
Additionally, Patriot retains an independent third-party loan review firm to perform a semi-annual analysis of the results of its risk rating process. The semi-annual review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the semi-annual review, are required to be reported to the Loan Committee of the Board of Directors.
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
Charge-offs of loans to reduce the loan to its recoverable value that are solely collateral dependent, generally occur immediately upon confirmation of the partial loss amount. Loans that are cash flow dependent are modeled to reflect the expected cash flows through expected loan maturity, including any proceeds from refinancing or principal curtailment. A specific reserve is established for the amount by which the net investment in the loan exceeds the present value of discounted cash flows. Charge-offs on cash flow dependent loans also generally occur immediately upon confirmation of the partial loss amount. If either type of loan is classified as “Loss”, meaning full loss on the loan is expected, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold. In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” credits are typically charged off once they reach 180 days past due and “Closed-end” credits are typically charged off once they reach 120 days past due, with limited exceptions for loans secured by 1-4 family residential real estate.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Vintage Analysis
The following tables summarize loan amortized cost by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of March 31, 2025:

	Term of Loans by Origination
As of March 31, 2025:	2025	2024	2023	2022	2021	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$102,635	$118,403	$81,028	$66,602	$—	$368,668
Special mention	—	—	3,679	1,999	—	1,236	—	6,914
Substandard	—	—	1,094	8,146	11,081	5,500	—	25,821
Total	—	—	107,408	128,548	92,109	73,338	—	401,403
Current period gross charge-offs	—	—	—	—	—	635	—	635
Residential Real Estate:
Pass	—	1,494	—	1,210	2,790	81,978	869	88,341
Special mention	—	—	—	—	—	2,412	—	2,412
Substandard	—	—	—	—	—	—	—	—
Total	—	1,494	—	1,210	2,790	84,390	869	90,753
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and Industrial:
Pass	—	815	2,402	12,815	19,480	6,911	64,708	107,131
Special mention	—	—	283	18	38	528	4,506	5,373
Substandard	—	—	223	367	842	6,148	2,291	9,871
Total	—	815	2,908	13,200	20,360	13,587	71,505	122,375
Current period gross charge-offs	—	—	—	—	—	119	—	119
Consumer and Other:
Pass	106	262	1,947	12,508	1,396	14,754	21,821	52,794
Substandard	—	—	40	241	46	5	372	704
Total	106	262	1,987	12,749	1,442	14,759	22,193	53,498
Current period gross charge-offs	—	9	802	105	—	—	—	916
Construction:
Pass	—	—	—	—	3,823	—	—	3,823
Total	—	—	—	—	3,823	—	—	3,823
Construction to Permanent - CRE:
Substandard	—	—	—	—	2,357	—	—	2,357
Total	—	—	—	—	2,357	—	—	2,357

Total loans	$106	$2,571	$112,303	$155,707	$122,881	$186,074	$94,567	$674,209
Total Current period gross charge-offs	$—	$9	$802	$105	$—	$754	$—	$1,670

Loans receivable, gross:
Pass	$106	$2,571	$106,984	$144,936	$108,517	$170,245	$87,398	$620,757
Special mention	—	—	3,962	2,017	38	4,176	4,506	14,699
Substandard	—	—	1,357	8,754	14,326	11,653	2,663	38,753
Total Loans receivable, gross	$106	$2,571	$112,303	$155,707	$122,881	$186,074	$94,567	$674,209
Total Current period gross charge-offs	$—	$9	$802	$105	$—	$754	$—	$1,670

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize loan amortized cost by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of December 31, 2024:

	Term of Loans by Origination
As of December 31, 2024:	2023	2022	2021	2020	2019	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$102,906	$130,143	$88,275	$2,085	$69,858	$—	$393,267
Special mention	—	3,697	—	—	—	430	—	4,127
Substandard	—	1,099	6,691	8,615	233	5,457	—	22,095
Total	—	107,702	136,834	96,890	2,318	75,745	—	419,489
Current period gross charge-offs	—	—	—	—	—	13,889	—	13,889
Residential Real Estate:
Pass	372	—	1,218	2,811	9,546	74,937	792	89,676
Special mention	—	—	—	—	1,053	1,377	—	2,430
Substandard	—	—	—	—	—	109	—	109
Total	372	—	1,218	2,811	10,599	76,423	792	92,215
Current period gross charge-offs	—	—	—	—	—	21	—	21
Commercial and Industrial:
Pass	843	2,449	13,607	19,892	839	6,410	69,462	113,502
Special mention	—	289	18	39	—	573	7,389	8,308
Substandard	—	258	486	844	5,669	488	53	7,798
Total	843	2,996	14,111	20,775	6,508	7,471	76,904	129,608
Current period gross charge-offs	—	—	—	—	—	1,252	—	1,252
Consumer and Other:
Pass	290	2,514	15,907	1,846	—	15,305	23,381	59,243
Substandard	—	72	393	13	—	—	252	730
Total	290	2,586	16,300	1,859	—	15,305	23,633	59,973
Current period gross charge-offs	—	313	5,997	635	—	486	—	7,431
Construction:
Pass	—	—	—	3,830	—	—	—	3,830
Total	—	—	—	3,830	—	—	—	3,830
Construction to Permanent - CRE:
Substandard	—	—	—	2,357	—	—	—	2,357
Total	—	—	—	2,357	—	—	—	2,357

Total loans	$1,505	$113,284	$168,463	$128,522	$19,425	$174,944	$101,329	$707,472
Total Current period gross charge-offs	$—	$313	$5,997	$635	$—	$15,648	$—	$22,593

Loans receivable, gross:
Pass	$1,505	$107,869	$160,875	$116,654	$12,470	$166,510	$93,635	$659,518
Special mention	—	3,986	18	39	1,053	2,380	7,389	14,865
Substandard	—	1,429	7,570	11,829	5,902	6,054	305	33,089
Loans receivable, gross	$1,505	$113,284	$168,463	$128,522	$19,425	$174,944	$101,329	$707,472
Total Current period gross charge-offs	$—	$313	$5,997	$635	$—	$15,648	$—	$22,593

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of March 31, 2025:

(In thousands)	Performing (Accruing) Loans
As of March 31, 2025:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$—	$—	$363,933	$363,933	$4,735	$368,668
Special mention	—	—	—	—	6,914	6,914	—	6,914
Substandard	149	—	—	149	6,699	6,848	18,973	25,821
	149	—	—	149	377,546	377,695	23,708	401,403
Residential Real Estate:
Pass	823	—	—	823	87,518	88,341	—	88,341
Special mention	—	—	—	—	2,412	2,412	—	2,412
	823	—	—	823	89,930	90,753	—	90,753
Commercial and Industrial:
Pass	1,104	—	—	1,104	103,978	105,082	2,049	107,131
Special mention	—	—	—	—	5,373	5,373	—	5,373
Substandard	350	—	—	350	8,633	8,983	888	9,871
	1,454	—	—	1,454	117,984	119,438	2,937	122,375
Consumer and Other:
Pass	465	393	—	858	51,936	52,794	—	52,794
Substandard	—	—	—	—	—	—	704	704
	465	393	—	858	51,936	52,794	704	53,498
Construction:
Pass	—	—	—	—	3,823	3,823	—	3,823
	—	—	—	—	3,823	3,823	—	3,823
Construction to Permanent - CRE:
Substandard	—	—	—	—	—	—	2,357	2,357
	—	—	—	—	—	—	2,357	2,357

Total	$2,891	$393	$—	$3,284	$641,219	$644,503	$29,706	$674,209

Loans receivable, gross:
Pass	$2,392	$393	$—	$2,785	$611,188	$613,973	$6,784	$620,757
Special mention	—	—	—	—	14,699	14,699	—	14,699
Substandard	499	—	—	499	15,332	15,831	22,922	38,753
Loans receivable, gross	$2,891	$393	$—	$3,284	$641,219	$644,503	$29,706	$674,209

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize performing and non-performing loans (i.e., non-accruing) receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2024:

(In thousands)	Performing (Accruing) Loans
As of December 31, 2024:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$—	$—	$387,296	$387,296	$5,971	$393,267
Special mention	—	—	—	—	4,127	4,127	—	4,127
Substandard	—	—	—	—	8,732	8,732	13,363	22,095
	—	—	—	—	400,155	400,155	19,334	419,489
Residential Real Estate:
Pass	838	—	—	838	88,838	89,676	—	89,676
	838	—	—	838	91,268	92,106	109	92,215
Commercial and Industrial:
Pass	1,107	—	—	1,107	110,046	111,153	2,349	113,502
Special mention	—	—	—	—	8,308	8,308	—	8,308
Substandard	350	—	—	350	6,456	6,806	992	7,798
	1,457	—	—	1,457	124,810	126,267	3,341	129,608
Consumer and Other:
Pass	602	687	—	1,289	57,954	59,243	—	59,243
Substandard	—	—	—	—	—	—	730	730
	602	687	—	1,289	57,954	59,243	730	59,973
Construction:
Pass	—	—	—	—	3,830	3,830	—	3,830
	—	—	—	—	3,830	3,830	—	3,830
Construction to Permanent - CRE:
Substandard	—	—	—	—	—	—	2,357	2,357
	—	—	—	—	—	—	2,357	2,357

Total	$2,897	$687	$—	$3,584	$678,017	$681,601	$25,871	$707,472

Loans receivable, gross:
Pass	$2,547	$687	$—	$3,234	$647,964	$651,198	$8,320	$659,518
Special mention	—	—	—	—	14,865	14,865	—	14,865
Substandard	350	—	—	350	15,188	15,538	17,551	33,089
Loans receivable, gross	$2,897	$687	$—	$3,584	$678,017	$681,601	$25,871	$707,472

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of March 31, 2025 and December 31, 2024:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of March 31, 2025:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$1,510	$3,225	$4,735	$—	$4,735
Substandard	—	533	8,203	8,736	10,237	18,973
Commercial and Industrial:
Pass	—	909	1,140	2,049	—	2,049
Substandard	—	14	863	877	11	888
Consumer and Other:
Substandard	—	—	704	704	—	704
Construction to permanent - CRE:
Substandard	—	—	2,357	2,357	—	2,357
Total non-accruing loans	$—	$2,966	$16,492	$19,458	$10,248	$29,706

As of December 31, 2024:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$4,461	$4,461	$1,510	$5,971
Substandard	974	—	7,947	8,921	4,442	13,363
Residential Real Estate:
Substandard	—	—	109	109	—	109
Commercial and Industrial:
Pass	—	—	2,349	2,349	—	2,349
Substandard	2	—	978	980	12	992
Consumer and Other:
Substandard	—	6	724	730	—	730
Construction to permanent - CRE:
Substandard	—	—	2,357	2,357	—	2,357
Total non-accruing loans	$976	$6	$18,925	$19,907	$5,964	$25,871
The accrual of interest on loans is discontinued at the time the loan is 90 days past due for payment unless the loan is well-secured and in process of collection. Consumer installment loans are typically charged-off when they become 120 days past due (180 days for open ended consumer credit). Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual status or charged-off, at an earlier date, if collection of principal or interest is considered doubtful.
All interest accrued, but not collected for loans that are placed on non-accrual status or charged-off, is reversed against interest income. The interest on these loans is generally accounted for on the cash-basis method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, future payments are reasonably assured, after at least six months of timely payment history. The Bank considers loans under $100,000 and consumer installment loans to be pools of smaller homogeneous loan balances, and therefore are collectively evaluated for credit losses, and not individually evaluated for credit losses.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $1.2 million and $573,000 would have been recognized during the three months ended March 31, 2025 and 2024, respectively.
Interest income collected and recognized on non-accruing loans for the three months ended March 31, 2025 and 2024 was $18,000 and $20,000, respectively.
Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by segment as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025			December 31, 2024
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$17,106	$33,372	$—	$18,361	$34,224	$—
Commercial and Industrial	2,922	7,428	—	1,831	2,251	—
Construction to permanent - CRE	—	—	—	2,357	2,476	—
	20,028	40,800	—	22,549	38,951	—
With a related allowance recorded:
Commercial Real Estate	6,602	6,725	278	974	969	403
Commercial and Industrial	—	—	—	1,492	1,810	60
Construction to permanent - CRE	2,357	2,476	32	—	—	—
	8,959	9,201	310	2,466	2,779	463

Individually evaluated loans, Total:
Commercial Real Estate	23,708	40,097	278	19,335	35,193	403
Commercial and Industrial	2,922	7,428	—	3,323	4,061	60
Construction to permanent - CRE	2,357	2,476	32	2,357	2,476	—
Total	$28,987	$50,001	$310	$25,015	$41,730	$463

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes additional information regarding individually evaluated loans by segment for the three months ended March 31, 2025 and 2024:

	Three Month Ended March 31,
(In thousands)	2025		2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$17,696	$18	$6,286	$37
Commercial and Industrial	3,070	—	2,855	44
Construction	—	—	442	—
Construction to permanent - CRE	—	—	2,464	—
	20,766	18	12,047	81
With a related allowance recorded:
Commercial Real Estate	6,688	—	9,781	—
Commercial and Industrial	—	—	1,005	—
Construction to permanent - CRE	2,357	—	—	—
	9,045	—	10,786	—
Individually evaluated loans, Total:
Commercial Real Estate	24,384	18	16,067	37
Commercial and Industrial	3,070	—	3,860	44
Construction	—	—	442	—
Construction to permanent - CRE	2,357	—	2,464	—
Total	$29,811	$18	$22,833	$81
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
For collateral dependent loans, appraisal reports of the underlying collateral have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were first reduced by a 5.8% discount to reflect the Bank’s experience selling Other Real Estate Owned (“OREOs”) properties, and were further reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional credit loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
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
During the three months ended March 31, 2025 and 2024, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three months ended March 31, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. As of March 31, 2025 and December 31, 2024, there were no commitments to advance additional funds under the modified loans.

Note 5.    Loans Held for Sale
SBA Loans held for sale
SBA Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of March 31, 2025 and December 31, 2024, there were no SBA loans held for sale. During the three months ended March 31, 2025, no SBA loans previously classified as held for sale were transferred to held for investment. $5.5 million SBA held for sale loans were transferred to held for investment in the three months ended March 31, 2024.
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
Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by a third party, amounted to approximately $42.1 million and $43.8 million at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the servicing asset has a carrying value of $714,000 and $739,000, respectively, and fair value of $770,000 and $825,000, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loans held for sale - Digital Payments Loans
The Bank's Digital Payments Division has entered into a Program Management Agreement with a Buyer. Under the agreement, Patriot originates commercial credit card loans that are marketed by the buyer. As of March 31, 2025 and December 31, 2024, the Bank had credit card loans held for sale totaling $17.6 million and $11.4 million, respectively. The credit card loans are expected to be held for no longer than three days before being sold to the buyer. The credit card loans are fully cash-secured by deposits at Patriot. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.
Loans held for sale Residential Mortgage Loans
In 2024, the Bank reentered the residential mortgage business. The Residential Mortgage Division, located in Jacksonville, FL, generates the loans and typically sells them to third parties. As of March 31, 2025 and December 31, 2024, the Company reported residential mortgage loans held for sale totaling $3.2 million and $4.3 million, respectively. These loans are recorded at the lower of aggregate cost or market value. For the three months ended March 31, 2025, a total gain on sale of $43,000 was recorded. A servicing asset of $50,000 was recognized for the three months ended March 31, 2025. No residential mortgage loans held for sale were originated and sold during the three months ended March 31, 2024. During the three months ended March 31, 2025, $1.1 million residential mortgage loans previously classified as held for sale were transferred to held for investment. No residential mortgage held for sale loans were transferred to held for investment in the three months ended March 31, 2024.
The following table presents an analysis of the activity in the servicing assets for SBA loans and residential mortgage loans for the three months ended March 31, 2025 and 2024:

	Three Month Ended March 31,
(In thousands)	2025	2024
Beginning balance	$766	$857
Servicing rights capitalized	26	64
Servicing rights amortized	(14)	(19)
Servicing rights disposed	(14)	—
Ending balance	$764	$902

Note 6.    Deposits
The following table presents the balance of deposits held, by category as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Non-interest bearing	$80,363	$119,212

Interest bearing:
Negotiable order of withdrawal accounts	25,228	31,549
Savings deposits	38,362	38,743
Interest bearing DDA	131,299	205,995
Money market	267,478	262,023
Certificates of deposit, $250,000 or less	182,919	174,095
Certificates of deposit, more than $250,000	67,102	65,278
Brokered deposits	69,683	69,702
Interest bearing, Total	782,071	847,385

Total Deposits	$862,434	$966,597

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The deposits from Digital Payments Division are included in the non-interest-bearing deposits, interest bearing DDA and money market deposits, and totaled approximately $161.1 million and $265.5 million as of March 31, 2025 and December 31, 2024, respectively. Interest Bearing DDA is net of deposits sold through the IntraFi network. There were $116.9 million in deposits sold as of March 31, 2025, and no deposits sold as of December 31, 2024.

As of March 31, 2025, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	Certificates of Deposit $250,000 or less	Certificates of Deposit more than $250,000	Brokered Deposits	Total
1 year or less	$152,650	$54,789	$37,716	$245,155
More than 1 year through 2 years	26,966	11,812	31,967	70,745
More than 2 years through 3 years	3,057	501	—	3,558
More than 3 years through 4 years	140	—	—	140
More than 4 years through 5 years	106	—	—	106
	$182,919	$67,102	$69,683	$319,704

Note 7.    Derivatives
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
As of March 31, 2025 and December 31, 2024, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other noninterest income on the Consolidated Statements of Operations during the three months ended March 31, 2025 and 2024.
Information about the valuation methods used to measure the fair value of derivatives is provided in Note 13 to the Consolidated Financial Statements.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
March 31, 2025
Classified in Other Assets:
3rd party interest rate swap	$1,280	4.30	4.38%	1 Mo. SOFR + 2.00%	$62

Classified in Other Liabilities:
Customer interest rate swap	1,280	4.30	4.38%	1 Mo. SOFR + 2.00%	(62)

December 31, 2024
Classified in Other Assets:
3rd party interest rate swap	1,290	4.50	4.38%	1 Mo. SOFR + 2.00%	83

Classified in Other Liabilities:
Customer interest rate swap	1,290	4.50	4.38%	1 Mo. SOFR + 2.00%	(83)

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
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of March 31, 2025, 74,540 shares of stock were available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.
The following is a summary of the status of the Company’s restricted shares under the Amended and Restated 2020 Plan and changes for the three months ended March 31, 2025 and 2024:

Three months ended March 31, 2025:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	146,185	$2.87
Unvested at March 31, 2025	146,185	$2.87

Three months ended March 31, 2024	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	17,506	$6.09
Granted	10,159	$3.79
Unvested at March 31, 2024	27,665	$5.24

The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of March 31, 2025 amounted to $374,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.0 years.
For the three months ended March 31, 2025, the Company recognized total share-based compensation expense of $181,000. The share-based compensation attributable to employees of Patriot amounted to $172,000. Included in share-based compensation expense attributable to Patriot’s external directors, were $9,000. The directors received total compensation of $9,000, which amounts are included in other operating expenses in the consolidated statements of operations.
For the three months ended March 31, 2024, the Company recognized total share-based compensation expense of $24,000. The share-based compensation attributable to employees of Patriot amounted to $15,000. Included in share-based compensation expense were $9,000 attributable to Patriot’s external directors, who received total compensation of $68,000, which amounts are included in other operating expenses in the consolidated statements of operations.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
2025 Omnibus Equity Incentive Plan
On March 20, 2025, the Company executed securities purchase agreements with its President and director, Steven Sugarman, and other accredited investors, resulting in a $57.75 million private placement (the "Private Placement"). In connection with the Private Placement, the Company’s Board of Directors has approved the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). This effectiveness is contingent upon the approval of the Company’s shareholders. The 2025 Plan is designed to provide the Company with a competitive advantage in attracting, retaining, and motivating officers, employees, directors, and consultants by offering incentives directly linked to shareholder value. The Compensation Committee of the Board will administer the Plan.
Under the 2025 Plan, various types of awards can be issued, including Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (RSUs), Performance Units, and Other Stock-Based Awards, as defined within the Plan. The maximum number of shares of Common Stock, Options, and/or Stock Appreciation Rights that may be granted under the Plan is capped at twenty percent (20%) of the total outstanding shares of Common Stock, including both voting and non-voting shares, with a minimum threshold of 10,000,000 shares.
RSUs under the 2025 Plan of 4,049,593 shares were granted pursuant to an employment agreement, effective as of the closing of the Private Placement. These RSUs vest in twelve equal monthly installments starting March 20, 2025, and expire on March 20, 2026. Upon expiration, vested RSUs will be settled based on shareholder approval of the Plan: if the Plan is not approved, each vested RSU will be settled in cash equivalent to the fair market value of one share of Common Stock as of March 20, 2026; if approved, each vested RSU will be settled in one share of Common Stock, with no cash settlement option. However, the employee cannot become the beneficial owner of more than 9.99% of the voting securities issued and outstanding, as defined under Rule 13d-3 of the Exchange Act. The Company recorded $127,000 in share-based compensation expense related to granted RSUs for the three months ended March 31, 2025.
Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three months ended March 31, 2025 and 2024, Patriot made matching contributions to the 401(k) Plan of $92,000 and $80,000, respectively.

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
On March 20, 2025, in connection with the $57.75 million Private Placement, the Company issued 60,400,106 shares of Common Stock and 90,832 shares of Series A Preferred Stock, which are convertible into 7,266,560 shares of Common Stock. In addition, as part of the Private Placement, on March 20, 2025, the Company’s amendments to (i) 6.25% Fixed to Floating Subordinated Note due June 30, 2028 (the “Subordinated Note”), and (ii) 8.5% Fixed Rate Senior Notes Due 2026 (the “Senior Notes” and together with the Subordinated Note, the “Notes”) became effective and noteholders converted approximately $7.0 million of the aggregate principal amount of the Notes into 9,333,334 shares of Common Stock. The amendments to Subordinated Note and Senior Notes allow for interest to be paid-in-kind, increasing the principal amount, while the Senior Notes amendment also extends the maturity date to April 15, 2028 and adjusts the interest rate in 2026. These transactions affect the weighted average number of shares outstanding, as the additional shares of Common Stock were only outstanding from March 20, 2025 to March 31, 2025.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the computation of basic and diluted loss per share for the three months ended March 31, 2025 and 2024, including the effects of the Private Placement.

(Net loss in thousands)	Three Months Ended March 31,
	2025		2024
Basis loss per share:
Net loss attributable to Common shareholders	$(2,777)		$(299)
Divided by:
Weighted average shares outstanding	13,289,644		3,976,073

Basic loss per share of common stock	$(0.21)		$(0.08)

Diluted loss per share:
Net loss attributable to Common shareholders	$(2,777)		$(299)

Weighted average shares outstanding	13,289,644		3,976,073

Effect of potentially dilutive restricted shares of common stock	—	(1)	—	(2)

Divided by:
Weighted average diluted shares outstanding	13,289,644		3,976,073

Diluted loss per share of common stock	$(0.21)		$(0.08)

(1)	The weighted average diluted shares outstanding does not include 112,771 anti-dilutive restricted shares of common stock for the three months ended March 31, 2025.
(2)	The weighted average diluted shares outstanding does not include 22,269 anti-dilutive restricted shares of common stock for the three months ended March 31, 2024.

Note 10. Commitments and Contingencies
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Financial instruments with credit risk at March 31, 2025 and December 31, 2024 are as follows:

(In thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit:
Unused lines of credit	$54,251	$61,910
Undisbursed construction loans	576	860
Home equity lines of credit	25,024	24,476
Future loan commitments	936	325
	$80,787	$87,571
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $159,000 and $182,000 as of March 31, 2025 and December 31, 2024, respectively, which is included in accrued expenses and other liabilities.
Standby letters of credit are written commitments issued by Patriot to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.
As of March 31, 2025, the Bank has an irrevocable stand-by letter of credit for a maximum of $45 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary. This letter of credit was originally set to expire on April 30, 2025, but in April 2025, the expiration date was extended to April 30, 2026.

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
Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 5%. However, regardless of a financial institution’s ratios, the OCC may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conversation buffer of 2.5% has been included in the minimum capital adequacy ratios as of March 31, 2025.
On April 17, 2024, based on its supervisory profile, the Bank was notified by the OCC that it established individual minimum capital ratios (“IMCR”) for the Bank. Specifically, the Bank is required to maintain the following ratios: a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total capital ratio of 11.50%. As of December 31, 2024, the Bank did not meet all of its regulatory capital requirements. During 2024, the Bank significantly reduced its total and risk-based assets to work towards achieving the OCC requirements.
On January 14, 2025, the Bank entered into an agreement with the OCC (the "OCC Agreement"), pursuant to which the Bank agreed, through its board of directors to take certain actions in the areas of strategic planning, capital planning, Bank Secrecy Act / Anti-Money Laundering risk management, payment activities oversight, credit administration and concentrations risk management. The Bank’s Board appointed a Compliance Committee in January 2025, as required, to oversee the progress and compliance with the OCC Agreement.
The Bank has been working to address each of the items identified in the OCC Agreement. The Company has completed the Private Placement in March 2025, which was critical to address the Capital Plan and Higher Minimums Articles and pivotal to the Strategic Plan Article in the OCC Agreement.
On January 17, 2025, the OCC notified the Bank that, in connection with the entry into the OCC Agreement, the individual minimum capital ratios previously established on April 17, 2024 for the Bank has been terminated.
The Capital Plan and Higher Minimums Articles in the OCC Agreement established capital minimums that need to be met and maintained. The Bank is required to maintain the following ratios: a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total capital ratio of 11.50%. As of March 31, 2025, the Private Placement resulted in capital ratios that are in excess of the minimums required by the OCC Agreement. Although the Private Placement on March 20, 2025, has resulted in the Bank's capital ratios exceeding both standard "well capitalized" levels and the higher minimums set forth in the Formal Agreement, the Bank remains classified as "adequately capitalized" rather than "well capitalized" due to the specific terms of that agreement.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company and Bank’s regulatory capital amounts and ratios at March 31, 2025 and December 31, 2024 are summarized as follows:

		March 31, 2025				December 31, 2024
		Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual		$93,939	13.41%	$98,985	14.13%	$44,534	6.07%	$56,536	7.71%
To be Well Capitalized	(1)	—	—	70,029	10.00%	—	—	73,309	10.00%
For capital adequacy		56,028	8.00%	56,023	8.00%	58,667	8.00%	58,648	8.00%
Individual minimum capital ratio	(2)	—	—%	80,533	11.50%	—	—%	84,306	11.50%

Tier 1 Capital (to risk weighted assets):
Actual		82,111	11.72%	95,345	13.62%	33,545	4.57%	55,546	7.58%
To be Well Capitalized	(1)	—	—	56,023	8.00%	—	—	58,648	8.00%
For capital adequacy		42,021	6.00%	42,017	6.00%	44,001	6.00%	43,986	6.00%
Individual minimum capital ratio	(2)	—	—%	70,029	10.00%	—	—%	73,309	10.00%

Common Equity Tier 1 Capital (to risk weighted assets):
Actual		74,111	10.58%	95,345	13.62%	25,545	3.48%	55,546	7.58%
To be Well Capitalized	(1)	—	—	45,519	6.50%	—	—	47,651	6.50%
For capital adequacy		31,516	4.50%	31,513	4.50%	33,000	4.50%	32,989	4.50%
Individual minimum capital ratio	(2)	—	—%	70,029	10.00%	—	—%	73,309	10.00%

Tier 1 Leverage Capital (to average assets):
Actual		82,111	7.95%	95,345	9.23%	33,545	3.50%	55,546	5.79%
To be Well Capitalized	(1)	—	—	51,662	5.00%	—	—	47,948	5.00%
For capital adequacy		41,339	4.00%	41,329	4.00%	38,368	4.00%	38,358	4.00%
Individual minimum capital ratio	(2)	—	—%	92,991	9.00%	—	—%	86,306	9.00%
(1) Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank. Under the OCC Agreement the Bank will not be designated as Well Capitalized until the OCC has evaluated the sustainability of the minimum capital ratios.
(2) The Capital ratios established by the OCC began to be required on April 17,2024. It was not applicable to periods prior to that date and does not apply to bank holding companies - the Company.

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
Cash and due from banks, restricted cash, and accrued interest receivable and payable
The carrying amount of cash and due from banks, restricted cash, and accrued interest receivable and payable approximates their fair value.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both March 31, 2025 and December 31, 2024 due to its short-term nature.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of March 31, 2025 and December 31, 2024:

(In thousands)		March 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,530	$2,530	$3,295	$3,295
Interest-bearing deposits due from banks	Level 1	118,505	118,505	144,273	144,273
Restricted cash	Level 1	15,166	15,166	15,042	15,042
Available-for-sale securities	Level 2	69,683	69,683	68,869	68,869
Available-for-sale securities	Level 3	10,968	10,968	11,123	11,123
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	1,028	1,028	1,377	1,377
Federal Home Loan Bank stock	Level 2	679	679	779	779
Loans receivable, net	Level 3	667,480	646,943	700,167	675,901
Loans held for sale	Level 2	20,814	20,814	15,702	15,702
Servicing assets	Level 3	764	820	766	852
Other real estate owned	Level 2	2,590	2,590	2,843	2,843
Accrued interest receivable	Level 2	5,047	5,047	5,488	5,488
Interest rate swap receivable	Level 2	62	62	83	83

Financial assets, total		$919,766	$899,285	$974,257	$950,077

Financial Liabilities:
Demand deposits	Level 2	$80,363	$80,363	$119,212	$119,212
Negotiable order of withdrawal accounts	Level 2	25,228	25,228	31,549	31,549
Savings deposits	Level 2	38,362	38,362	38,743	38,743
Interest bearing DDA	Level 2	131,299	131,299	205,995	205,995
Money market deposits	Level 2	267,478	267,478	262,023	262,023
Time deposits	Level 2	250,021	250,096	239,373	239,077
Brokered deposits	Level 1	69,683	69,771	69,702	69,435
FHLB, FRB and correspondent bank borrowings	Level 2	—	—	3,000	3,000
Senior notes	Level 2	7,610	7,524	11,861	11,677
Subordinated debt	Level 2	8,112	7,947	9,898	9,575
Junior subordinated debt owed to unconsolidated trust	Level 2	8,149	8,149	8,147	8,147
Note payable	Level 3	109	106	162	158
Accrued interest payable	Level 2	771	771	1,417	1,417
Interest rate swap liability	Level 2	62	62	83	83

Financial liabilities, total		$887,247	$887,156	$1,001,165	$1,000,091

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of March 31, 2025 and December 31, 2024:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2025:
U. S. Government agency and mortgage-backed securities	$—	$61,001	$—	$61,001
Corporate bonds	—	1,669	10,968	12,637
Subordinated notes	—	3,550	—	3,550
SBA loan pools	—	3,463	—	3,463
Municipal bonds	—	—	—	—
Available-for-sale securities	$—	$69,683	$10,968	$80,651

Interest rate swap receivable	$—	$62	$—	$62

Interest rate swap liability	$—	$62	$—	$62

December 31, 2024:
U. S. Government agency and mortgage-backed securities	$—	$60,223	$—	$60,223
Corporate bonds	—	1,612	11,123	12,735
Subordinated notes	—	3,461	—	3,461
SBA loan pools	—	3,573	—	3,573
Municipal bonds	—	—	—	—
Available-for-sale securities	$—	$68,869	$11,123	$79,992

Interest rate swap receivable	$—	$83	$—	$83

Interest rate swap liability	$—	$83	$—	$83
As of March 31, 2025 and December 31, 2024, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three months ended March 31, 2025 and 2024, the Company had no transfers into or out of Levels 1, 2 or 3.
The reconciliation of the beginning and ending balances during the three months ended March 31, 2025 and 2024 for Level 3 available-for-sale securities is as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Level 3 fair value, beginning of period	$11,123	$10,262
Purchases	—	—
Realized gain (loss)	—	—
Unrealized loss	(155)	(73)
Transfers in and /or out of Level 3	—	—
Level 3 fair value, end of period	$10,968	$10,189

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
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2025:
Individually evaluated loans, net	$28,677	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Servicing assets	820	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2024:
Individually evaluated loans, net	$24,552	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Servicing assets	852	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
The estimated fair value amounts have been measured as of March 31, 2025 and December 31, 2024, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 13. Segment Information
The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered. Patriot’s only business segment is Community Banking. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated and financial performance is evaluated on a company-wide basis, as presented in the Company’s Consolidated Statements of Income. The CODM will evaluate the financial performance of the Company’s business such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results on a consolidated basis are used in assessment performance and in establishing compensation. Interest earning assets consist of commercial and consumer loans, investment securities and cash and provide the majority of interest income in the Community Banking segment. Interest bearing liabilities consist of nonmaturity and time deposits, FHLB and FRB advances and other borrowings and generate the majority of interest expense. The consolidated results of operations also include provisions for credit losses, noninterest income and expenses. All operations are domestic.
The Company's segment assets represent its total assets as presented in the Consolidated Balance Sheet.

Note 14. Subsequent Events
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
(27)our ability to meet regulatory capital requirements; and

(28)the imposition of new or increased tariffs on imported or exported goods, which could negatively impact economic activity in the Company’s markets, affect the creditworthiness of borrowers, and reduce demand for the Company’s products and services.
The risks and uncertainties included here are not exhaustive. In addition to those included herein further information concerning our business, including additional factors that could materially affect our financial results, is included in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Further, it is not possible to assess the effect of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Critical Accounting Policies
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for credit losses as one of the Company’s most critical accounting policies and estimates because it is important to the portrayal of the Company’s financial condition and results of operations. This area requires management’s most subjective and complex judgment due to the need to make estimates about the effect of matters that are inherently uncertain. Refer to the Company's 2024 Form 10-K for additional information.
Summary
The Company reported net loss of $2.8 million ($0.21 basic and diluted loss per share) for the quarter ended March 31, 2025, compared to a net loss of $299,000 ($0.08 basic and diluted loss per share) for the quarter ended March 31, 2024.
During the first quarter of 2025, net interest income declined $1.5 million, compared to the first quarter of 2024 due to an intentional decline in loan balances. The Company reported a decrease in gross loans of $33.3 million in the first quarter of 2025, from $707.5 million at December 31, 2024 to $674.2 million at March 31, 2025. The Company has continued the trend of restricting loan growth and allowing loans to pay down as the balance sheet is reduced in order to strengthen capital ratios.
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
Also on March 20, 2025, the Company completed a $57.8 million private placement of: (i) shares of the Company’s common stock, par value 0.01 per share (“Common Stock”), at a purchase price of $0.75 per share, and (ii) shares of a new series of the Company’s preferred stock, no par value per share, designated as Series A Non-Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”), with a liquidation preference of $60 per share (the “Private Placement”).
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
As of March 31, 2025, the Private Placement results in capital ratios that are in excess of the minimums required by the OCC Agreement.

FINANCIAL CONDITION
Total assets decreased $55.7 million to $956.6 million as of March 31, 2025, compared to $1.01 billion at December 31, 2024, primarily due to the decline in gross loans receivable of $33.3 million and a $26.4 million decline in cash, cash equivalents and restricted cash as of March 31, 2025.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash decreased from $162.6 million at December 31, 2024 to $136.2 million at March 31, 2025. The decrease in 2025 was primarily due to a $104.2 million reduction in deposits offset by cash received on loans held for investment and cash proceeds on issuance of common and preferred stock shares. After completion of the Private Placement, the Company reduced excess cash by lowering deposits. For further details, refer to the Consolidated Statements of Cash Flows.
Investments
The following table is a summary of the Company’s investment securities portfolio, at fair value, at the dates shown:

	March 31,	December 31,	Increase /(Decrease)
(In thousands)	2025	2024	($)	(%)

U. S. Government agency and mortgage-backed securities	$61,001	$60,223	$778	1.29%
Corporate bonds	12,637	12,735	(98)	(0.77)%
Subordinated notes	3,550	3,461	89	2.57%
SBA loan pools	3,463	3,573	(110)	(3.08)%
Total available-for-sale securities, at fair value	80,651	79,992	659	0.82%

Other investments, at cost	4,450	4,450	—	—%

Total investment securities	$85,101	$84,442	$659	0.78%
Total investments increased by $700,000, from $84.4 million at December 31, 2024 to $85.1 million at March 31, 2025. The increase in the three months ended March 31, 2025 was primarily attributable to a $1.4 million unrealized gain on securities, partially offset by the amortization of securities totaling $827,000. During the three months ended March 31, 2025, the Bank did not sell any available-for-sale securities.

Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$401,403	59.54%	419,489	59.30%
Residential Real Estate	90,753	13.46%	92,215	13.03%
Commercial and Industrial	122,375	18.15%	129,608	18.32%
Consumer and Other	53,498	7.93%	59,973	8.48%
Construction	3,823	0.57%	3,830	0.54%
Construction to permanent - CRE	2,357	0.35%	2,357	0.33%
Loans receivable, gross	674,209	100.00%	707,472	100.00%
Allowance for credit losses	(6,729)		(7,305)
Loans receivable, net	$667,480		$700,167

The Company’s loan portfolio decreased $33.3 million, from $707.5 million at December 31, 2024 to $674.2 million at March 31, 2025. The Company has continued the trend of restricting loan growth and allowing loans to pay down as the balance sheet is reduced in order to strengthen capital ratios.
SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of March 31, 2025 and December 31, 2024, SBA loans included in the commercial real estate loans were $17.0 million and $18.7 million, respectively. SBA loans included in the commercial and industrial loans were $10.6 million and $11.2 million, respectively.
At March 31, 2025, the net loan to deposit ratio was 77.4% and the net loan to total assets ratio was 69.8%. At December 31, 2024, these ratios were 72.4% and 69.2%, respectively.
The following table provides the composition of the commercial real estate loan portfolio segment as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
Commercial Real Estate
CRE owner occupied	$83,845	20.89%	$83,934	20.01%
CRE multifamily	71,155	17.73%	77,443	18.46%
CRE office	50,657	12.62%	55,900	13.33%
CRE retail	46,484	11.58%	46,946	11.19%
Other CRE non-owner occupied	149,262	37.19%	155,266	37.01%
Total	$401,403	100.00%	$419,489	100.00%

The following table provides the commercial real estate loan portfolio segment by geographic concentrations as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025		December 31, 2024
	Amount	%	Amount	%
New York	$198,670	49.49%	$208,093	49.61%
Connecticut	95,089	23.69%	98,342	23.44%
New Jersey	24,416	6.08%	26,861	6.40%
Outside Market (1)	83,228	20.73%	86,193	20.55%

Total Commercial Real Estate	$401,403	100.00%	$419,489	100.00%
(1) Outside Market consists of loans in all other states, none of which are greater than 5% of the total.

Allowance for Credit Losses ("ACL") on Loans
The allowance for credit losses on loans was $6.7 million as of March 31, 2025, compared to $7.3 million as of December 31, 2024, a reduction of $576,000. The decrease in allowance was mainly due to reduction in loan balances and the recognition of charge-offs on the unsecured consumer loan portfolio. Based upon the overall assessment and evaluation of the loan portfolio at March 31, 2025, management believes $6.7 million in the allowance for credit losses, which represented 1.00% of gross loans outstanding, is adequate under prevailing economic conditions to absorb existing losses in the loan portfolio.
The following table provides detail of activity in the allowance for credit losses on loans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024

Balance at beginning of the period	$7,305	$15,925
Charge-offs:
Commercial Real Estate	(635)	(158)
Residential Real Estate	—	(21)
Commercial and Industrial	(119)	(410)
Consumer and Other	(916)	(2,523)
Total charge-offs	(1,670)	(3,112)
Recoveries:
Commercial and Industrial	86	6
Consumer and Other	252	305
Total recoveries	338	311

Net charge-offs	(1,332)	(2,801)

Provision for credit losses	756	653
Balance at end of the period	$6,729	$13,777

Ratios:
Net charge-offs to average loans (annualized)	(0.19)%	(0.33)%
Allowance for credit losses to total loans	1.00%	1.70%
Allowance for credit losses to nonaccrual loans	22.65%	72.21%

For the three months ended March 31, 2025, net charge-offs decreased $1.5 million to $1.3 million, with a net charge-offs to average loans ratio of 0.19%, compared to $2.8 million and 0.33% for the three months ended March 31, 2024.
The reduction in net charge-offs for the three months ended March 31, 2025 was primary driven by a $1.6 million decrease in charge-offs related to purchased unsecured consumer loans as the portfolio balances have declined.
The average loan balance decreased by $130.6 million, from $841.1 million for the three months ended March 31, 2024, to $710.5 million for the three months ended March 31, 2025. This decrease in average loan balance reflects the Company's continued approach of limiting loan growth and allowing loans to pay down to strengthen capital ratios as the balance sheet is reduced.
As of March 31, 2025 and March 31, 2024, the ACL was $6.7 million and $13.8 million, respectively. The decrease was primarily due to significant charge-offs of non-performing CRE loans after March 31, 2024. This also impacted the ACL to total loans ratio, which was 1.00% as of March 31, 2025, compared to 1.70% as of March 31, 2024.
The nonaccrual loan balance was $29.7 million as of March 31, 2025, compared to $19.1 million as of March 31, 2024. The allowance for credit losses to nonaccrual loans ratio was 22.65% as of March 31, 2025, compared to 72.21% as of March 31, 2024. The rate at March 31, 2024 was significantly higher due to reserves on individually evaluated CRE loans that were subsequently charged-off after March 31, 2024.
The following table provides an allocation of allowance for credit losses on loans by portfolio segment:

(In thousands)	March 31, 2025		December 31, 2024
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for credit losses	Percent of loans in each category to total loans
Commercial Real Estate	$2,275	59.54%	$2,241	59.30%
Residential Real Estate	639	13.46%	596	13.03%
Commercial and Industrial	1,168	18.15%	1,077	18.32%
Consumer and Other	2,607	7.93%	3,386	8.48%
Construction	8	0.57%	5	0.54%
Construction to permanent - CRE	32	0.35%	—	0.33%
Total Allowance for credit losses	$6,729	100.00%	$7,305	100.00%
Non-performing Assets
The following table presents non-performing assets as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Non-accruing loans:
Commercial Real Estate	$23,708	$19,334
Residential Real Estate	—	109
Commercial and Industrial	2,937	3,341
Consumer and Other	704	730
Construction to Permanent - CRE	2,357	2,357
Total non-accruing loans	29,706	25,871

Other real estate owned	$2,590	$2,843
Total nonperforming assets	$32,296	$28,714

Nonperforming assets to total assets	3.38%	2.84%
Nonperforming loans to total loans, net	4.45%	3.69%

As of March 31, 2025, non-accrual loans increased to $29.7 million, compared to $25.9 million as of December 31, 2024. The non-accrual loans at March 31, 2025 was comprised of 268 borrowers. Of these, 14 loans were individually evaluated, and a specific reserve of $310,000 was established for them. For collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. No individually evaluated loans were cash flow dependent loans.
As of December 31, 2024, the $25.9 million of non-accrual loans was comprised of 335 borrowers. Of which, 14 loans were individually evaluated, and a specific reserve of $463,000 was established.
Loans held for sale
SBA loans held for sale totaled zero as of March 31, 2025 and December 31, 2024. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value.
As of March 31, 2025 and December 31, 2024, the credit card loans held for sale from Digital Payments division totaled $17.6 million and $11.4 million, respectively. The credit card loans expected to be held for no longer than three days before being sold. The credit card receivable are fully cash-secured by deposits at Patriot. The credit card loans are sold to the third party as a whole loan sale transaction, priced at Par, thus there is no servicing asset or gain or loss on sale.
In April 2024, the Bank reentered the residential mortgage business. The Residential Mortgage Division, located in Jacksonville, FL, generates the loans and typically sells them to third parties. As of March 31, 2025 and December 31, 2024, the Company reported residential mortgage loans held for sale totaling $3.2 million and $4.3 million, respectively. These loans are recorded at the lower of aggregate cost or market value. For the three months ended March 31, 2025, a total gain on sale of $43,000 was recorded. A servicing asset of $50,000 was recognized as of March 31, 2025. In April 2025, the Company decided to close the Residential Mortgage Division.
Deferred Taxes
Patriot accounts for income taxes under the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The liability method requires that any tax benefits recognized for net operating loss carry forwards and other items be reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Deferred tax assets were zero both at March 31, 2025 and December 31, 2024 as Patriot recorded a full valuation allowance against all of the DTAs as of September 30, 2024. Patriot evaluates its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. The Company will continue to evaluate its ability to realize its deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will be realized, the valuation allowance will be adjusted.
The effective tax provision rate for the three months ended March 31, 2025 was zero, compared to the effective tax rate of 28.33% for the three months ended March 31, 2024. The Company’s effective rate for the three months ended March 31, 2025 was affected by the change in the valuation allowance and for the three months ended March 31, 2024 was affected by state taxes and non-deductible expenses.
As of March 31, 2025, Patriot had available approximately $44.2million of Federal net operating loss carryforwards (“NOL”) that are offset by $15.5million in §382 limitations imposed by the Internal Revenue Code. After applying the limitation at December 31, 2024, Patriot has $28.7 million post-change NOL which do not expire. Patriot has not performed an analysis on the post-change NOL, but the potential impact of any additional limitation would not be material to the financial statements due to the fact that the NOL are fully offset by a valuation allowance.
Patriot has approximately $64.6 million of NOLs available for Connecticut tax purposes at March 31, 2025, which may be used to offset up to 50% of taxable income in any year. The NOL will expire between 2030 and 2044.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	March 31,	December 31,	Increase/(Decrease)
	2025	2024	$	%
Non-interest bearing:
Non-interest bearing	$74,313	$106,689	$(32,376)	(30.35)%
Non-interest bearing DDA- Digital Payments	6,050	12,523	(6,473)	(51.69)%
Total non-interest bearing	80,363	119,212	(38,849)	(32.59)%

Interest bearing:
Negotiable order of withdrawal accounts (NOW)	25,228	31,549	(6,321)	(20.04)%
Savings	38,362	38,743	(381)	(0.98)%
Interest bearing DDA (net of $21,518 in deposits sold as of March 31, 2025)	1,213	19,630	(18,417)	(93.82)%
Interest bearing DDA - Digital Payments (net of $95,346 in deposits sold as of March 31, 2025)	130,086	186,365	(56,279)	(30.20)%
Money market	242,508	195,369	47,139	24.13%
Money market - Digital Payments	24,970	66,654	(41,684)	(62.54)%
Certificates of deposit, $250,000 or less	182,919	174,095	8,824	5.07%
Certificates of deposit, more than $250,000	67,102	65,278	1,824	2.79%
Brokered deposits	69,683	69,702	(19)	(0.03)%
Total Interest bearing	782,071	847,385	(65,314)	(7.71)%

Total Deposits	$862,434	$966,597	$(104,163)	(10.78)%

Total Digital Payments deposits	$161,106	$265,542	$(104,436)	(39.33)%

Total retail branch bank deposits	$394,760	$412,960	$(18,200)	(4.41)%

Total uninsured deposits	246,216	297,845	(51,629)	(17.33)%
Uninsured deposits to total deposits	28.55%	30.81%
Non-GAAP uninsured deposits to total deposits excluding Digital Payments deposits	13.43%	15.80%

Total deposits decreased by $104.2 million, from $966.6 million as of December 31, 2024, to $862.4 million as of March 31, 2025. The reduction was primarily driven by $116.9 million in deposits which were sold through the IntraFi network as of March 31, 2025. There were no such deposit sales as of December 31, 2024.

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

Reconciliation of GAAP to Non-GAAP Measures (unaudited):

(Dollars in thousands)	March 31, 2025	December 31, 2024
Non-GAAP Uninsured deposits to total deposits excluding Digital Payments deposits
Total deposits	$862,434	$966,597
Digital Payments deposits	161,106	265,542
Non-GAAP total deposits excluding Digital Payments deposits	701,328	701,055

Total uninsured deposits	$246,216	$297,845
Total uninsured Digital Payments deposits	152,017	187,048
Total uninsured deposits excluding Digital Payments deposits	94,199	110,797

Non-GAAP uninsured deposits to total deposits excluding Digital Payments deposits	13.43%	15.80%

Borrowings
Total borrowings were $24.0 million and $33.1 million as of March 31, 2025 and December 31, 2024, respectively. Borrowings consist primarily of FHLB advances, FRB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
Federal Home Loan Bank borrowings
As of March 31, 2025, the Company had $163.5 million in book value and $108.4 million in discounted value of pledged collateral with the FHLB-B. The pledged collateral consisted of a mixture of residential and commercial real estate loans and lines of credit. The maximum borrowing capacity is limited to the lesser of 5.00% of the Bank’s most recently reported Call Report total assets or the discount value of the pledged collateral. Accordingly, as of March 31, 2025 the Company’s maximum borrowing capacity with the FHLB-B is $50.6 million. Of this amount, $45.0 million was used by a standby letter of credit, as described further in Note 10 Financial Instruments with Off-Balance-Sheet Risk. Additionally, $250,000 of the maximum borrowing capacity was used by an overnight line of credit designed to cover the Bank for temporary overdraft positions. As of March 31, 2025 and December 31, 2024, no funds had been borrowed under the overnight line of credit.
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. Outstanding advances from the FHLB-B decreased from $3.0 million at December 31, 2024 to zero million at March 31, 2025.
Interest expense incurred for the three months ended March 31, 2025 and March 31, 2024 were $2,000 and $359,000, respectively.

Correspondent Bank - Line of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. As of March 31, 2025, no unsecured lines of credit were available. Borrowings available under the agreements totaled $5 million at December 31, 2024. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.
There was no outstanding balance under the agreements at March 31, 2025 and December 31, 2024. Interest expense incurred for the three months ended March 31, 2025 and March 31, 2024 was zero and $2,000, respectively.
Other Borrowing
The Federal Reserve Bank of New York (“FRBNY”) accepts securities and loan pledges from qualifying depository institutions to secure borrowings from the Federal Reserve Discount Window ("Discount Window"). Patriot has pledged eligible securities and loans as collateral to support its borrowing capacity at the FRBNY. As of March 31, 2025, Patriot had pledged eligible securities and loans with a book value of $149.3 million and a collateral value of $91.6 million. A total of $30.0 million was borrowed from the Discount Window and fully repaid during the three months ended March 31, 2025. No funds were borrowed from the Discount Window during the three months ended March 31, 2024. No interest expense incurred for the three months ended March 31, 2025 and March 31, 2024.
In July 2023, the Bank established a collateralized funding line of $73.8 million at par value under the Federal Reserve's temporary Bank Term Funding Program ("BTFP"). The program provided additional funding to eligible depository institutions, assuring they can meet the needs of all their depositors. The program served as an additional source of liquidity against high-quality securities, eliminating the need of an institution to quickly sell those securities in times of stress. The line allowed for a fixed rate borrowing at market rates, for up to one year, with repayment permitted at any time without penalty. The BTFP ceased allowing any new advances after March 11, 2024. The outstanding BTFP borrowing was paid off as of December 31, 2024. Interest expense incurred for the three months ended March 31, 2025 and March 31, 2024 was nil and $853,000, respectively.
Senior notes
On December 22, 2016, the Company issued $12 million of senior notes ("2016 Senior Notes") bearing interest at 7% per annum. On November 17, 2021, the original maturity date of the 2016 Senior Notes was extended from December 22, 2021 to June 30, 2022.
On June 22, 2022, the Company amended and restated the 2016 Senior Notes. The maturity date of the 2016 Senior Notes was further extended to December 31, 2022, and the interest rate increased from (i) 7% to 7.25% from July 1, 2022 until September 30, 2022 and (ii) from 7.25% to 7.50% thereafter. The 2016 Senior Notes was repaid in December 2022.
On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate senior notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the 2022 Senior Notes, the Company incurred $360,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. As of March 31, 2025 and December 31, 2024, unamortized debt issuance cost of $84,000 and $139,000, respectively, was deducted from the face amount of the 2022 Senior Notes included in the Consolidated Balance Sheets.
The 2022 Senior Note Purchase Agreement contains certain customary representations, warranties, and covenants made by each of the Company and the Note Purchasers. The 2022 Senior Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The 2022 Senior Notes are not subject to redemption at the option of the holders. Principal and interest on the 2022 Senior Notes are subject to acceleration only in limited circumstances. The 2022 Senior Notes are an unsecured, unsubordinated obligation and ranks equally in right of payment to all of the Company’s existing and future unsecured indebtedness, liabilities and other obligations that are not subordinated in right of payment to the Senior Note, and will be effectively subordinated to any of the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness. The 2022 Senior Notes are the obligations of the Company only and are not obligations of, and are not guaranteed by, any of the Company’s affiliates.

The Senior Notes were amended in March 2025. The amendment to the Senior Notes provides that (i) the maturity date of the Senior Notes will be extended to April 15, 2028, (ii) the interest rate will be increased to 10.0% effective as of January 1, 2026, and (iii) at any time prior to the maturity date, the Company may repay any amount of the outstanding principal amount of the Senior Notes, in whole or in part, without penalty. In addition, pursuant to such amendment, the noteholders agreed to convert into shares of Common Stock an amount of the outstanding Senior Notes, on a pro rata basis, equal to $5.0 million based on the terms of the amendment and the closing of the Private Placement, and all accrued and unpaid interest payments as of the closing date of the Private Placement and for future scheduled interest payments owed through the January 15, 2026 payment may be PIK.
For the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $322,000 and $290,000, respectively.
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
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At March 31, 2025 and December 31, 2024, $76,000 and $102,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheets, respectively.
The Subordinated Notes were amended in March 2025. The amendment to the Subordinated Note provides that the interest on the Subordinated Note will be PIK and the aggregate outstanding principal amount of the Subordinated Note will be automatically increased on each interest payment date by the amount of such PIK interest for all accrued and unpaid interest payments as of the closing date of the Private Placement and for future scheduled interest payments owed through and including the March 30, 2026 interest payment date. In addition, pursuant to such amendment, the noteholder agreed to convert $2.0 million of the outstanding principal amount of the Subordinated Note into shares of Common Stock effective on the closing date of the Private Placement.
For the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $213,000 and $227,000, respectively.
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

The junior subordinated debentures bear interest at three-month SOFR plus 3.15% and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of March 31, 2025 and December 31, 2024, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $99,000 and $101,000, respectively, and accrued interest on the junior subordinated debentures was $333,000 and $174,000, respectively. In December 2024, the Company opted to defer payment of the quarterly interest, as permitted under the terms of the junior subordinated debentures, and continues to defer interest payments through March 31, 2025.
For the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $162,000 and $179,000, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of March 31, 2025 and December 31, 2024, the note had a balance outstanding of $109,000 and $162,000, respectively. The note originally set to mature in August 2024, was extended from August 25, 2024 to September 1, 2025, with the Bank continuing its scheduled principal and interest payments. The note is secured by a first mortgage deed and security agreement on the purchased property.
For the three months ended March 31, 2025 and 2024, the Company recognized interest expense of $1,000 and $1,000, respectively.
Derivatives
As of March 31, 2025, Patriot has two interest rate swaps (“swaps”). One swap is with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other swap is with an outside third party. The customer interest rate swap is matched in offsetting terms to the third party interest rate swap. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three months ended March 31, 2025 and 2024.
Further discussion of the fair value of derivatives is set forth in Note 7 Derivatives to the Consolidated Financial Statements.
Equity
Equity increased $52.9 million, from $4.3 million at December 31, 2024 to $57.1 million at March 31, 2025. This increase was primarily due to a net capital raise of $54.0 million from the Private Placement on March 20, 2025 which was net of issuance costs, and a net unrealized gain in investments of $1.4 million, partially offset by a net loss of $2.8 million for the three months ended March 31, 2025.
Off-Balance Sheet Commitments
The Company’s off-balance sheet commitments primarily consist of commitments to lend of $80.8 million and $87.6 million as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, the Bank has an irrevocable stand-by letter of credit for a maximum of $45 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary. This letter of credit was originally set to expire on April 30, 2025, but in April 2025, the expiration date was extended to April 30, 2026.

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended March 31, 2025 and 2024:

(In thousands)	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Interest earning assets:
Loans	$710,481	$9,980	5.70%	$841,077	$12,648	6.03%
Investments	86,594	575	2.66%	97,012	732	3.02%
Cash equivalents and restricted cash	180,402	1,993	4.48%	46,736	621	5.33%

Total interest earning assets	977,477	12,548	5.21%	984,825	14,001	5.70%

Cash and due from banks	2,693			2,641
Allowance for credit losses	(10,108)			(14,755)
OREO	2,840			2,843
Other assets	42,806			69,836

Total Assets	$1,015,708			$1,045,390

Liabilities
Interest bearing liabilities:
Deposits	$861,878	$7,798	3.67%	$746,101	$6,686	3.59%
Borrowings	8,933	98	4.45%	112,073	1,214	4.34%
Senior notes	11,207	322	11.49%	11,735	290	9.88%
Subordinated debt	17,782	375	8.55%	18,009	406	9.04%
Note Payable	124	1	3.27%	339	1	1.18%

Total interest bearing liabilities	899,924	8,594	3.87%	888,257	8,597	3.88%

Demand deposits	94,074			105,812
Other liabilities	9,521			6,551

Total Liabilities	1,003,519			1,000,620

Shareholders' equity	12,189			44,770

Total Liabilities and Shareholders' Equity	$1,015,708			$1,045,390

Net interest income		$3,954			$5,404

Interest margin			1.64%			2.20%
Interest spread			1.34%			1.82%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025 compared to 2024
(In thousands)	Increase/(Decrease)
	Volume	Rate	Total
Interest earning assets:
Loans	$(2,221)	$(447)	$(2,668)
Investments	(94)	(63)	(157)
Cash equivalents and other	1,750	(378)	1,372

Total interest earning assets	(565)	(888)	(1,453)

Interest bearing liabilities:
Deposit	1,151	(39)	1,112
Borrowings	(1,119)	3	(1,116)
Senior notes	(13)	45	32
Subordinated debt	—	(31)	(31)
Note payable and other	—	—	—

Total interest bearing liabilities	19	(22)	(3)

Decrease in net interest income	$(584)	$(866)	$(1,450)

Results of Operations
For the three months ended March 31, 2025, interest income and dividend income was $12.5 million, which decreased $1.5 million as compared to $14.0 million for the quarter ended March 31, 2024. Total interest expense was $8.6 million for the three months ended March 31, 2025, which decreased $3,000 as compared to $8.6 million for the three months ended March 31, 2024. Net interest income decreased $1.5 million from $5.4 million for the three months ended March 31, 2024 to $4.0 million for the three months ended March 31, 2025.
The net interest margin was 1.64% for the three months ended March 31, 2025, compared with 2.20% for the three months ended March 31, 2024. The decline in interest margins was primarily associated with an increase in the cost of deposits and other borrowings due to the significant rise in market interest rates, only partially mitigated by the rise in variable rate interest earning assets. The decline in net interest margin also reflected the lowering of loan balances during a period of rising interest rates.
Provision for Credit Losses ("PCL")
Provision for credit losses for the three months ended March 31, 2025, amounted to $733,000. This encompassed a $756,000 PCL on loans and a $23,000 of reserve for credit losses on unfunded commitments. For the three months ended March 31, 2024, the PCL was $658,000, consisting of $653,000 PCL on loans and a $5,000 PCL on unfunded commitments.
For the three months ended March 31, 2025, the Bank has been selectively managing down its credit exposure in certain higher-risk areas. The loan portfolio declined from $810.3 million as of March 31, 2024, to $674.2 million as of March 31, 2025. This reduction in credit exposure has required a lower level of reserves. Consequently, the ACL for loans outstanding decreased from $13.8 million as of March 31, 2024, to $6.7 million as of March 31, 2025.

Non-interest income
Non-interest income for the three months ended March 31, 2025 was $2.73 million, compared to $2.25 million for the three months ended March 31, 2024. The increase was primarily attributable to higher non-interest income from the Bank's Digital Payments division of $794,000.
Non-interest expense
Non-interest expense for the three months ended March 31, 2025 increased by $1.5 million to $8.7 million, compared to $7.2 million for the three months ended March 31, 2024. The primary drivers of this increase were higher salaries and benefit expenses of $355,000, professional and other outside services of $240,000, regulatory assessments of $236,000, and an OREO expense of $253,000 which is included in other operating expense in the first quarter of 2025.
Provision for income taxes
The Company reported a provision for income taxes of $1,000 for the three months ended March 31, 2025, compared to a provision for income taxes of $66,000 for the three months ended March 31, 2024.

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
The Company's on-hand liquidity and total liquidity ratios as of March 31, 2025 and December 31, 2024, are as follows:

(In thousands)	March 31, 2025	December 31, 2024
On-hand liquidity
Interest-bearing cash and cash equivalents	$118,505	$144,273
Available-for-sale securities, at fair value	80,651	79,992
Less: pledged available-for-sale securities	(80,651)	(60,223)
Total on-hand liquidity	118,505	164,042

Borrowing capacity
FHLB borrowing capacity	50,602	48,692
FRB borrowing capacity	67,174	64,742
Unsecured credit lines from correspondent banks	—	5,000
Brokered deposit capacity	69,683	69,702
Total borrowing capacity	187,459	188,136
Less: used borrowing capacity
FHLB capacity used (including the standby letter of credit)	(45,517)	(48,459)
FRB capacity used	—	—
Outstanding brokered deposits	(69,683)	(69,702)
Total used borrowing capacity	(115,200)	(118,161)

Total liquidity	$190,764	$234,017

Total liabilities	$899,466	$1,008,027

On-hand liquidity to total liabilities	13.18%	16.27%
Total liquidity to total liabilities	21.21%	23.22%

On-hand liquidity decreased $45.5 million from December 31, 2024 to March 31, 2025 primarily driven by lower cash balances maintained as of March 31, 2025 after the completion of the Private Placement as the risk of deposit flight subsided.
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
The Private Placement on March 20, 2025, provided additional liquidity to both the Bank and the Company and alleviated the liquidity risk. The Private Placement provided additional operating cash to the Bank and the Company and the amendment of the Company’s Senior Notes deferred interest payments until 2026 and extended the maturity to April 15, 2028 and the amendment of the Company’s Subordinated Notes deferred interest payment until 2026.
Net cash provided by operating activities decreased by $7.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Within this activity there was a decrease in originations of loans held for sale and proceeds from sale of assets held for sale. This activity is primarily related to the Digital Payments Division credit card loans. This program started in the third quarter of 2023 and continues today. The activity generates non-interest income and only requires short term liquidity as the loans are originated and expected to be sold within three days.
Net cash provided by investing activities decreased by $9.2 million for the three months ended March 31, 2025 compared to the compared to the three months ended March 31, 2024. The decrease is primarily due to lower payments received on loans receivable as the loan portfolio has been running off.
Net cash provided by financing activities decreased by $35.8 million for the three months ended March 31, 2025 compared to the compared to the three months ended March 31, 2024. The decrease is primarily due to utilizing the proceeds from the Common and Preferred stock issuances and excess cash to lower deposits. This was offset by lower repayments on FHLB advances, net as the Bank did not require as much FHLB funding due to the net cash provided by lower loan originations and loan purchases.
Management manages its capital resources by seeking to maintain a capital structure that will ensure an adequate level of capital to support anticipated asset growth and absorb potential losses while effectively leveraging capital to enhance profitability and return to shareholders. Dividends have not been paid to shareholders since 2020.
The primary source of liquidity at the Company is returns of capital from the Bank. The Private Placement provided liquidity to the Company for future debt service and payment of expenses. The capital returns from the Bank are subject to OCC approval and are needed periodically to provide funds needed to service debt payments at the Company.

Regulatory Capital Requirements
The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
	Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$93,939	13.41%	$98,985	14.13%	$44,534	6.07%	$56,536	7.71%
Individual minimum capital ratio	—	—%	80,533	11.50%	—	—%	84,306	11.50%

Tier 1 Capital (to risk weighted assets)	82,111	11.72%	95,345	13.62%	33,545	4.57%	55,546	7.58%
Individual minimum capital ratio	—	—%	70,029	10.00%	—	—%	73,309	10.00%

Common Equity Tier 1 Capital (to risk weighted assets)	74,111	10.58%	95,345	13.62%	25,545	3.48%	55,546	7.58%
Individual minimum capital ratio	—	—%	70,029	10.00%	—	—%	73,309	10.00%

Tier 1 Leverage Capital (to average assets)	82,111	7.95%	95,345	9.23%	33,545	3.50%	55,546	5.79%
Individual minimum capital ratio	—	—%	92,991	9.00%	—	—%	86,306	9.00%
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
As of March 31, 2025, the Private Placement proceeds were utilized to infuse $44.5 million in capital into the Bank which resulted in capital ratios that are in excess of the minimums required by the OCC Agreement.

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

	Net Portfolio Value - Performance Summary
(In thousands)	As of March 31, 2025			As of December 31, 2024
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$100,562	$(6,733)	(6.28)%	$87,800	$(10,733)	(10.89)%
+100	105,722	(1,573)	(1.47)%	94,983	(3,550)	(3.60)%
BASE	107,295	—	—	98,533	—	—
-100	105,954	(1,341)	(1.25)%	98,886	353	0.36%
-200	104,005	(3,290)	(3.07)%	96,159	(2,374)	(2.41)%

	Net Interest Income - Performance Summary
(In thousands)	March 31, 2025			December 31, 2024
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$22,729	$389	1.74%	$28,274	$79	0.28%
+100	22,737	397	1.78%	28,403	208	0.74%
BASE	22,340	—	—	28,195	—	—
-100	22,216	(124)	(0.56)%	28,295	100	0.35%
-200	22,586	246	1.10%	28,679	484	1.72%

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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

3.4
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
3.6	Amended and Restated By-laws of Patriot National Bancorp, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on November 1, 2010)
10.1
Form of Agreement by and between Patriot Bank, National Association and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025)

10.2
Amendment to the 8.5% Fixed Rate Senior Notes Due 2026, dated February 14, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on April 14, 2025)

10.3
Amendment to the 8.5% Fixed Rate Senior Notes Due 2026, dated March 15, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on April 14, 2025)

10.4
Amendment to the 6.25% Fixed to Floating Subordinated Note due June 30, 2028, dated March 17, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on April 14, 2025)

10.5	Form of Securities Purchase Agreement with Lead Investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2025)
10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 20, 2025)
10.7	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2025)
10.8	2025 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2025)

31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Schema Document

101.CAL#	Inline XBRL Calculation Linkbase Document

101.LAB#	Inline XBRL Labels Linkbase Document

101.PRE#	Inline XBRL Presentation Linkbase Document

101.DEF#	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL and contained in Exhibit 101)
The exhibits marked with the section symbol (#) are interactive data files.
*The certification is being furnished and shall not be deemed filed.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2025	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ David Finn
David Finn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven Sugarman
Steven Sugarman
President and Chief Executive Officer
(Principal Executive Officer)