Form 10-Q
period 2025-06-30
PATRIOT NATIONAL BANCORP INC
filed 2025-08-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of August 14, 2025, there were 97,190,958 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,632	$3,295
Interest bearing deposits	185,010	144,273
Restricted cash	15,330	15,042
Total cash, cash equivalents and restricted cash	202,972	162,610
Investment securities:
Available-for-sale securities, at fair value	80,627	79,992
Other investments, at cost	4,450	4,450
Total investment securities	85,077	84,442

Federal Reserve Bank (FRB) stock, at cost	2,351	1,377
Federal Home Loan Bank (FHLB) stock, at cost	679	779
Loans receivable (net of allowance for credit losses: 2025: $(7,795) and 2024: $(7,305))	579,753	700,167
Loans held for sale	15,298	15,702
Accrued interest and dividends receivable	4,924	5,488
Premises and equipment, net	28,416	28,865
Other real estate owned	2,590	2,843
Core deposit intangible, net	132	156
Other assets	7,761	9,863
Total assets	$929,953	$1,012,292

Liabilities
Deposits:
Noninterest bearing deposits	$106,950	$119,212
Interest bearing deposits	723,907	847,385
Total deposits	830,857	966,597

FHLB, FRB and correspondent bank borrowings	—	3,000
Senior notes, net	5,803	11,861
Subordinated debt, net	8,277	9,898
Junior subordinated debt owed to unconsolidated trust, net	8,152	8,147
Note payable	54	162
Advances from borrowers for taxes and insurance	2,976	1,472
Accrued expenses and other liabilities	7,633	6,890
Total liabilities	863,752	1,008,027

Commitments and Contingencies

Shareholders' equity
Preferred stock, no par value; 1,000,000 shares authorized; As of June 30, 2025: 90,832 shares issued and outstanding; As of December 31, 2024: no shares issued and outstanding.	5,099	—
Common stock, $.01 par value, 100,000,000 shares authorized; As of June 30, 2025: 85,869,969 shares issued; 85,796,228 shares outstanding; As of December 31, 2024: 4,065,593 shares issued; 3,991,852 shares outstanding.	169,223	106,854
Accumulated deficit	(94,686)	(86,908)
Accumulated other comprehensive loss	(13,435)	(15,681)
Total shareholders' equity	66,201	4,265
Total liabilities and shareholders' equity	$929,953	$1,012,292
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$9,103	$11,993	$19,083	$24,641
Interest on investment securities	548	632	1,096	1,293
Dividends on investment securities	38	78	65	149
Other interest income	1,805	514	3,798	1,135
Total interest and dividend income	11,494	13,217	24,042	27,218

Interest Expense
Interest on deposits	6,793	6,285	14,591	12,971
Interest on FHLB, FRB and correspondent bank borrowings	3	1,214	101	2,428
Interest on senior debt	183	289	505	579
Interest on subordinated debt	327	404	702	810
Interest on note payable	—	2	1	3
Total interest expense	7,306	8,194	15,900	16,791

Net interest income	4,188	5,023	8,142	10,427

Provision for credit losses	1,524	3,092	2,257	3,750

Net interest income after provision for credit losses	2,664	1,931	5,885	6,677

Non-interest Income
Loan application, inspection and processing fees	105	90	316	292
Deposit fees and service charges	481	239	899	320
(Loss) gain on sales of loans, net	(959)	54	(916)	321
Rental income	135	130	180	151
Loss on sale of investment securities, net	—	—	—	(24)
Digital Payments income	2,108	1,212	3,866	2,176
Other income	160	338	413	1,074
Total non-interest income	2,030	2,063	4,758	4,310

Non-interest Expense
Salaries and benefits	5,242	4,623	9,753	8,779
Occupancy and equipment expense	767	862	1,515	1,679
Data processing expense	453	336	838	660
Professional and other outside services	1,046	737	2,127	1,578
Advertising and promotional expense	44	88	197	134
Loan administration and processing expense	13	52	117	60
Regulatory assessments	417	285	872	504
Insurance expense, net	140	73	210	149
Communications, stationary and supplies	348	220	576	369
Other operating expense	1,274	723	2,264	1,313
Total non-interest expense	9,744	7,999	18,469	15,225

Loss before income taxes	(5,050)	(4,005)	(7,826)	(4,238)

Benefit for income taxes	(49)	(924)	(48)	(858)

Net loss	$(5,001)	$(3,081)	$(7,778)	$(3,380)

Basic loss per share	$(0.06)	$(0.77)	$(0.17)	$(0.85)
Diluted loss per share	$(0.06)	$(0.77)	$(0.17)	$(0.85)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(5,001)	$(3,081)	$(7,778)	$(3,380)
Other comprehensive income (loss)

Unrealized holding gain (loss) on securities	797	(29)	2,246	(629)
Reclassification for realized loss on sale of investment securities	—	—	—	24
Net change in unrealized gain (loss)	797	(29)	2,246	(605)

Income tax (expense) benefit	—	(41)	—	64

Other comprehensive income (loss), net of tax	797	(70)	2,246	(541)

Comprehensive loss	$(4,204)	$(3,151)	$(5,532)	$(3,921)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2025
(In thousands, except shares)	Number of Common Stock	Number of Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2025	73,725,292	90,832	$5,099	$155,964	$(89,685)	$(14,232)	$57,146
Comprehensive (loss) income:
Net loss	—	—	—	—	(5,001)	—	(5,001)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	797	797
Total comprehensive (loss) income	—	—	—	—	(5,001)	797	(4,204)
Preferred stock issuance		—	—	—	—	—	—
Common stock issuance	11,053,435	—	—	12,144	—	—	12,144
Share-based compensation expense	—	—	—	1,115	—	—	1,115
Vesting of restricted stock	1,017,501	—	—	—	—	—	—
Balance at June 30, 2025	85,796,228	90,832	$5,099	$169,223	$(94,686)	$(13,435)	$66,201

	Six Months Ended June 30, 2025
(In thousands, except shares)	Number of Common Stock	Number of Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at January 1, 2025	3,991,852	—	$—	$106,854	$(86,908)	$(15,681)	$4,265
Comprehensive (loss) income:
Net loss	—	—	—	—	(7,778)	—	(7,778)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	2,246	2,246
Total comprehensive (loss) income	—	—	—	—	(7,778)	2,246	(5,532)
Preferred Stock	—	90,832	5,099	—	—	—	5,099
Common stock from Private Placement	80,786,875	—	—	61,073	—	—	61,073
Share-based compensation expense	—	—	—	1,296	—	—	1,296
Vesting of restricted stock	1,017,501	—	—	—	—	—	—
Balance at June 30, 2025	85,796,228	90,832	$5,099	$169,223	$(94,686)	$(13,435)	$66,201

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Three Months Ended June 30, 2024
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at March 31, 2024	3,976,073	$106,694	$(47,325)	$(15,732)	$43,637
Comprehensive loss:
Net loss	—	—	(3,081)	—	(3,081)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(70)	(70)
Total comprehensive loss	—	—	(3,081)	(70)	(3,151)
Share-based compensation expense	—	41	—	—	41
Balance at June 30, 2024	3,976,073	$106,735	$(50,406)	$(15,802)	$40,527

	Six Months Ended June 30, 2024
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2024	3,976,073	$106,670	$(47,026)	$(15,261)	$44,383
Comprehensive loss:
Net loss	—	—	(3,380)	—	(3,380)
Unrealized holding loss on available-for-sale securities, net of tax	—	—	—	(541)	(541)
Total comprehensive loss	—	—	(3,380)	(541)	(3,921)
Share-based compensation expense	—	65	—	—	65
Balance at June 30, 2024	3,976,073	$106,735	$(50,406)	$(15,802)	$40,527
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(7,778)	$(3,380)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of investment premiums and discounts, net	(77)	(68)
Amortization and accretion of purchase loan premiums and discounts, net	(21)	76
Amortization of debt issuance costs	106	88
Amortization of core deposit intangible	24	24
Amortization of servicing assets of sold SBA loans	68	140
Provision for credit losses	2,257	3,750
Depreciation and amortization	534	557
Loss on sales of available-for-sale securities	—	24
Gain on sale of premises and equipment	(1)	(3)
Share-based compensation	1,296	65
Increase in deferred tax assets	—	(906)
Decrease in deferred tax liabilities	(48)	—
Originations of loans held for sale, net	(406,732)	(274,325)
Proceeds from sale of loans held for sale	403,450	280,134
Loss (gain) on sale of loans, net	916	(321)
Write-down of other real estate owned	253	—
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	564	767
Decrease (increase) in other assets	1,744	(260)
(Decrease) increase in accrued expenses and other liabilities	(1,445)	1,484
Net cash (used in) provided by operating activities	(4,890)	7,846

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	—	2,281
Principal repayments on available-for-sale securities	1,688	1,997
Purchases of available-for-sale securities	—	(2,319)
Purchases of FRB stock	(974)	(103)
Redemptions of FHLB stock	100	631
Payments received on loans receivable, net	120,976	68,958
Purchases of loans receivable	(177)	(86)
Purchases of premises and equipment	(73)	(91)
Proceeds from sale of premises and equipment	1	13
Net cash provided by investing activities	121,541	71,281

Cash Flows from Financing Activities:
Decrease in deposits, net	(135,740)	(39,409)
Repayments from FHLB daily borrowing, net	(3,000)	(13,100)
Proceeds from FRB and correspondent bank borrowings	70,000	12,000
Repayments of FRB and correspondent bank borrowings	(70,000)	(13,000)
Principal repayments of note payable	(108)	(106)
Increase in advances from borrowers for taxes and insurance	1,504	1,604
Proceeds from preferred stock issuance	5,450	—
Private Placement Costs for preferred stock	(351)	—
Proceeds from common stock issuance	59,735	—
Private Placement Costs for common stock	(3,779)	—
Net cash used in financing activities	(76,289)	(52,011)

Net increase in cash, cash equivalents and restricted cash	40,362	27,116

Cash, cash equivalents and restricted cash at beginning of period	162,610	66,536

Cash, cash equivalents and restricted cash at end of period	$202,972	$93,652

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Six Months Ended June 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15,927	$14,832
Cash (refund from) paid for income taxes, net	$(18)	$500

Non-cash transactions:
Net change in unrealized (gain) loss on available-for-sale securities	$(2,246)	$541

Transfers of loans held for sale to loans receivable	$3,765	$5,526

Deferred cost for capital raise	$(120)	$—

Deferred debt issuance costs	$(23)	$—

Senior debt conversion to common stock	$(6,847)	$—

Subordinated debt conversion to common stock	$(2,000)	$—

Accrued interest capitalized into principal	$1,090	$—
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
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the remainder of 2025.
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
The Series A Preferred Stock is convertible, in the aggregate, into 7,266,560 shares of the Company’s Common Stock. The holders of Series A Preferred Stock are entitled to receive non-cumulative dividends when, as and if declared by the Company’s Board of Directors. The non-cumulative dividends are discretionary and do not accrue unless declared.

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
ASU 2024-03 and ASU 2025 -01
In November 2024, the FASB issued ASU 2024-03: Income Statement-Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01: Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendments in ASU 2024-03 require public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items by breaking down certain expense line items into specified natural expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-03 can be applied on a prospective basis or retrospective basis and early adoption is permitted. The amendments in ASU 2025-01 clarify the effective date of ASU 2024-03 stating that all public business entities are required to adopt the update in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. ASU 2025-01 does not change the effective date of ASU 2024-03 but was issued to provide clarity on the effective date for public business entities that do not have a calendar year-end. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 and ASU 2025-01 on its disclosures.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its Consolidated Financial Statements, which are expected to be immaterial.

Note 3.     Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at June 30, 2025 and December 31, 2024 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2025:
U. S. Government agency and mortgage-backed securities	$74,295	$—	$(13,905)	$60,390
Corporate bonds	15,996	—	(2,805)	13,191
Subordinated notes	4,000	—	(456)	3,544
SBA loan pools	4,345	—	(843)	3,502
Total available-for-sale securities	$98,636	$—	$(18,009)	$80,627

December 31, 2024:
U. S. Government agency and mortgage-backed securities	$75,689	$—	$(15,466)	$60,223
Corporate bonds	15,996	—	(3,261)	12,735
Subordinated notes	4,000	—	(539)	3,461
SBA loan pools	4,562	—	(989)	3,573
Total available-for-sale securities	$100,247	$—	$(20,255)	$79,992

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of June 30, 2025 and December 31, 2024:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
June 30, 2025:
U. S. Government agency and mortgage-backed securities	$2,004	$(30)	$58,386	$(13,875)	$60,390	$(13,905)
Corporate bonds	—	—	13,191	(2,805)	13,191	(2,805)
Subordinated notes	—	—	3,544	(456)	3,544	(456)
SBA loan pools	—	—	3,502	(843)	3,502	(843)
Total available-for-sale securities	$2,004	$(30)	$78,623	$(17,979)	$80,627	$(18,009)

December 31, 2024:
U. S. Government agency and mortgage-backed securities	$4,170	$(160)	$56,053	$(15,306)	$60,223	$(15,466)
Corporate bonds	—	—	12,735	(3,261)	12,735	(3,261)
Subordinated notes	—	—	3,461	(539)	3,461	(539)
SBA loan pools	—	—	3,573	(989)	3,573	(989)
Total available-for-sale securities	$4,170	$(160)	$75,822	$(20,095)	$79,992	$(20,255)
As of June 30, 2025 and December 31, 2024, all forty-four available-for-sale securities had unrealized losses with an aggregate decline of 18.3% and 20.2% from the amortized cost of those securities, respectively.
At June 30, 2025 and December 31, 2024, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of June 30, 2025, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities at June 30, 2025. All debt securities in an unrealized loss position as of June 30, 2025 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of June 30, 2025 and December 31, 2024, available-for-sale securities of $72.4 million and $60.2 million, respectively, were pledged to either the Federal Home Loan Bank ("FHLB") or Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the FHLB and FRB.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of June 30, 2025 and December 31, 2024. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
June 30, 2025:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$13,191	$—	$13,191
Subordinated notes	3,000	1,000	—	4,000	2,657	887	—	3,544
SBA loan pools	—	—	4,345	4,345	—	—	3,502	3,502
Municipal bonds	—	—	—	—	—	—	—	—
Available-for-sale securities with stated maturity dates	3,000	16,996	4,345	24,341	2,657	14,078	3,502	20,237
U. S. Government agency and mortgage-backed securities	—	5,153	69,142	74,295	—	4,301	56,089	60,390
Total available-for-sale securities	$3,000	$22,149	$73,487	$98,636	$2,657	$18,379	$59,591	$80,627

December 31, 2024:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$12,735	$—	$12,735
Subordinated notes	3,000	1,000	—	4,000	2,610	851	—	3,461
SBA loan pools	—	—	4,562	4,562	—	—	3,573	3,573
Municipal bonds	—	—	—	—	—	—	—	—
Available-for-sale securities with stated maturity dates	3,000	16,996	4,562	24,558	2,610	13,586	3,573	19,769
U. S. Government agency and mortgage-backed securities	—	5,172	70,517	75,689	—	4,134	56,089	60,223
Total available-for-sale securities	$3,000	$22,168	$75,079	$100,247	$2,610	$17,720	$59,662	$79,992

Note 4.    Loans Receivable and Allowance for Credit Losses
As of June 30, 2025 and December 31, 2024, loans receivable, net, consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Loan portfolio segment:
Commercial Real Estate	$370,376	$419,489
Residential Real Estate	60,123	92,215
Commercial and Industrial	122,161	129,608
Consumer and Other	33,363	59,973
Construction	1,494	3,830
Construction to Permanent - CRE	31	2,357
Loans receivable, gross	587,548	707,472
Allowance for credit losses	(7,795)	(7,305)
Loans receivable, net	$579,753	$700,167

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
Patriot has established credit policies applicable to each type of lending activity in which it engages and evaluates the creditworthiness of each borrower. Unless extenuating circumstances exist, Patriot limits the extension of credit on commercial real estate loans to 75% of the market value of the underlying collateral. Patriot’s loan origination policy for multi-family residential real estate is limited to 80% of the market value of the underlying collateral. In the case of construction loans, the maximum loan-to-value is 75% of the “as completed” appraised value of the real estate project. Management monitors the appraised value of collateral on an on-going basis and additional collateral is required when warranted. Real estate is the primary form of collateral, although other forms of collateral do exist and may include such assets as accounts receivable, inventory, marketable securities, time deposits, and other business assets.
Patriot originated SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2020, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $20.8 million and $29.9 million as of June 30, 2025 and December 31, 2024, respectively.
In the second quarter of 2025, the Bank made the decision to voluntarily suspend its status as a participant in SBA’s Preferred Lender Program (“PLP”). This decision was made in response to the Bank’s desire to temporarily exit the SBA lending business and the Bank’s Definitive Agreement with the OCC. It is possible that the Bank will determine in the future that it is prudent to petition to the SBA for reinstatement in the PLP.
Risk characteristics of the Company’s portfolio classes include the following:
Commercial Real Estate Loans ("CRE" Loans)
In underwriting commercial real estate loans, Patriot evaluates both the prospective borrower’s ability to make timely payments on the loan and the value of the property securing the loans. Repayment of such loans may be negatively impacted should the borrower default, the value of the property collateralizing the loan substantially declines, or there is deterioration in general economic conditions. Where the owner occupies the property, Patriot also evaluates the business’ ability to repay the loan on a timely basis and may require personal guarantees, lease assignments, and/or the guarantee of the operating company.
Real estate mortgage loans consist of loans secured by commercial and residential real estate. Commercial real estate lending includes Non-Owner-Occupied CRE and Owner-Occupied CRE. Non-Owner-Occupied CRE loans are typically repaid with resources primarily generated by rents from leases to third party tenants. Non-Owner-Occupied CRE is dependent upon successful management, marketing and expense supervision necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Owner-Occupied CRE loans are utilized by a business for the purpose of providing the space needs for that business and the running of its operations. Repayment is dependent on the cash flow and successful operations of the business. Repayment of these loans may be adversely affected by conditions in the specific owner’s industry in addition to the general economy.
During the three and six months ended June 30, 2025 and 2024, Patriot did not purchase any commercial real estate loans.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Residential Real Estate Loans
Patriot’s residential real estate loan portfolio consists primarily of purchased residential loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. During the three and six months ended June 30, 2025, Patriot purchased $92,000 and $178,000 residential real estate loans, respectively. During the three and six months ended June 30, 2024, Patriot purchased $38,000 and $86,000 of residential real estate loans, respectively. During the three and six months ended June 30, 2025, the Bank sold $28.9 million of purchased residential loans.
Commercial and Industrial Loans
Patriot’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are generally for the financing of accounts receivable, purchases of inventory, purchases of new or used equipment, or for other short- or long-term working capital purposes – and in some cases to finance the CRE and physical buildings used by companies to carry out their business activities. These loans are generally secured by business assets but are also occasionally offered on an unsecured basis. In granting these types of loans, Patriot considers the borrower’s cash flow as the primary source of repayment, supported by the value of collateral, if any, and personal guarantees, as applicable. Repayment of commercial and industrial loans may be negatively impacted by adverse changes in economic conditions, ineffective management, claims on the borrower’s assets by others that are superior to Patriot’s claims, a loss of demand for the borrower’s products or services, or the death or disability of the borrower or other key management personnel.
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
Patriot’s syndicated loan portfolio totaled $5.6 million and $5.7 million at June 30, 2025 and December 31, 2024, respectively. The syndicated loans are included in the commercial and industrial loan classification and are primarily comprised of loan transactions led by major financial institutions and regional banks, which are the Agent Bank or Lead Arranger, and are referred to as syndicated loans or "Shared National Credits (SNC)". SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
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
The Company has purchased unsecured consumer loans from a third party which are higher yielding loans of 2-5 year terms that are expected to continue to result in increased levels of charge-offs. Loans outstanding under this program at June 30, 2025 and December 31, 2024 totaled $12.4 million and $20.7 million, respectively. No loans were purchased under this program for the three and six months ended June 30, 2025, and 2024.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
During the three and six months ended June 30, 2025 and 2024, Patriot did not purchase any home equity line of credit loans (“HELOC”). During the three and six months ended June 30, 2025, the Bank sold $15.9 million of HELOCs.
Construction Loans
Construction loans are of a short-term nature, generally of eighteen months or less, that are secured by land and improvements intended for commercial, residential, or mixed-use development. Loan proceeds may be used for the acquisition of or improvements to the land under development and funds are generally disbursed as phases of construction are completed.
Included in this category are loans to construct single family homes where no contract of sale exists, based upon the experience and financial strength of the builder, the type and location of the property, and other factors. Construction loans tend to be personally guaranteed by the principal(s). Repayment of such loans may be negatively impacted by an inability to complete construction, a downturn in the market for new construction, by a significant increase in interest rates, or by decline in general economic conditions. The construction loans outstanding at June 30, 2025 and December 31, 2024 totaled $1.5 million and $3.8 million, respectively.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Pursuant to guidance provided in OCC Bulletin 2020-49 and Interagency Policy Statement on Allowances for Credit Losses (May 8, 2020), the Bank refined the use of qualitative factors (“Q-Factors”) in its ACL methodology and calculations in the second quarter of 2025. In the second quarter of 2025, management determined that an adjustment to the Q-factors was warranted.
The Company maintains an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $81,000 at June 30, 2025 and $182,000 at December 31, 2024.
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the six months ended June 30, 2025 and 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
Three Months Ended June 30, 2025
Allowance for credit losses:
March 31, 2025	$2,275	$639	$1,168	$2,607	$8	$32	$6,729
Charge-offs	—	—	(11)	(754)	—	—	(765)
Recoveries	—	—	20	209	—	—	229
Provisions (credits)	161	(120)	608	988	(3)	(32)	1,602	(1)
June 30, 2025	$2,436	$519	$1,785	$3,050	$5	$—	$7,795

Three Months Ended June 30, 2024
Allowance for credit losses:
March 31, 2024	$5,620	$671	$1,199	$6,280	$7	$—	$13,777
Charge-offs	—	—	(404)	(1,849)	—	—	(2,253)
Recoveries	—	—	72	260	—	—	332
Provisions (credits)	2,338	7	348	442	(2)	—	3,133	(2)
June 30, 2024	$7,958	$678	$1,215	$5,133	$5	$—	$14,989
(1) The provision on credit losses included in the above table for the three months ended June 30, 2025 does not include the credit on unfunded loan commitments of $78,000.
(2) The provision on credit losses included in the above table for the three months ended June 30, 2024 does not include the credit on unfunded loan commitments of $41,000.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the six months ended June 30, 2025 and 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
Six Months Ended June 30, 2025
Allowance for credit losses:
December 31, 2024	$2,241	$596	$1,077	$3,386	$5	$—	$7,305
Charge-offs	(635)	—	(130)	(1,670)	—	—	(2,435)
Recoveries	—	—	106	461	—	—	567
Provisions (credits)	830	(77)	732	873	—	—	2,358	(3)
June 30, 2025	$2,436	$519	$1,785	$3,050	$5	$—	$7,795

Six Months Ended June 30, 2024
Allowance for credit losses:
December 31, 2023	$6,089	$607	$1,269	$7,843	$4	$113	$15,925
Charge-offs	(158)	(21)	(814)	(4,372)	—	—	(5,365)
Recoveries	—	—	78	565	—	—	643
Provisions (credits)	2,027	92	682	1,097	1	(113)	3,786	(4)
June 30, 2024	$7,958	$678	$1,215	$5,133	$5	$—	$14,989
(3) The provision on credit losses for the six months ended June 30, 2025 does not include the credit on unfunded loan commitments of $101,000.
(4) The provision on credit losses for the six months ended June 30, 2024 does not include the credit on unfunded loan commitments of $36,000.
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for allowance for credit losses as of June 30, 2025 and December 31, 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
June 30, 2025
Allowance for credit losses:
Individually evaluated loans	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated loans	2,436	519	1,785	3,050	5	—	7,795
Total allowance for credit losses	$2,436	$519	$1,785	$3,050	$5	$—	$7,795

Loans receivable, gross:
Individually evaluated loans	$20,892	$—	$2,856	$—	$—	$31	$23,779
Collectively evaluated loans	349,484	60,123	119,305	33,363	1,494	—	563,769
Total loans receivable, gross	$370,376	$60,123	$122,161	$33,363	$1,494	$31	$587,548

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
December 31, 2024
Allowance for credit losses:
Individually evaluated loans	$403	$—	$60	$—	$—	$—	$463
Collectively evaluated loans	1,838	596	1,017	3,386	5	—	6,842
Total allowance for credit losses	$2,241	$596	$1,077	$3,386	$5	$—	$7,305

Loans receivable, gross:
Individually evaluated loans	$19,335	$—	$3,323	$—	$—	$2,357	$25,015
Collectively evaluated loans	400,154	92,215	126,285	59,973	3,830	—	682,457
Total loans receivable, gross	$419,489	$92,215	$129,608	$59,973	$3,830	$2,357	$707,472
Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including covenant compliance, cash flow from business operations, loan to value ratios, debt service coverage ratios, and credit scores.
Patriot employs a risk rating system as part of the risk assessment of its loan portfolio. At origination, credit officers are required to assign a risk rating to each loan in their portfolio, which is ratified or modified by the Credit Committee to which the loan is submitted for approval. If developments occur on a loan that manifest as potential or well-defined weaknesses, in the credit officer’s portfolio of responsibility, the risk rating is reviewed and adjusted, as applicable. In carrying out its oversight responsibilities, the newly established Internal Asset Review Committee ("IARC") can adjust a risk rating based on available information. In addition, the risk ratings on all commercial loans over $250,000 are reviewed by the Credit Department either annually or biannually, depending upon the amount of the Bank’s exposure and other credit metrics.
The IARC ensures the Bank identifies, monitors, and reports credit risk accurately and in a timely manner. IARC is charged with oversight of the Bank’s programs for monitoring, reviewing and dispositioning of the loan portfolio. IARC is responsible for ensuring that risk ratings are updated in a timely fashion, are accurate and that appropriate changes are made anytime there is a significant occurrence with a credit. IARC meets at least quarterly and reviews emerging risk trends with a focus toward the mitigation of risk, improvement of operations, and compliance with regulatory guidance and the Bank's risk appetite.
Additionally, Patriot retains an independent third-party loan review firm to perform a semi-annual analysis of the results of its risk rating process, among other credit and portfolio management functions. The semi-annual review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the semi-annual review, are required to be reported to the IARC.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Vintage Analysis
The following tables summarize loan amortized cost by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of June 30, 2025:

	Term of Loans by Origination
As of June 30, 2025:	2025	2024	2023	2022	2021	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$99,571	$94,098	$80,549	$64,076	$—	$338,294
Special mention	—	—	3,661	3,653	—	1,225	—	8,539
Substandard	—	—	183	7,481	10,923	4,956	—	23,543
Total	—	—	103,415	105,232	91,472	70,257	—	370,376
Current period gross charge-offs	—	—	—	—	—	635	—	635
Residential Real Estate:
Pass	960	3,578	—	1,202	2,769	49,310	961	58,780
Special mention	—	—	—	—	—	1,343	—	1,343
Total	960	3,578	—	1,202	2,769	50,653	961	60,123
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and Industrial:
Pass	5,873	786	3,742	12,124	19,275	6,673	58,917	107,390
Special mention	—	—	281	18	37	484	4,206	5,026
Substandard	—	—	171	351	842	6,120	2,261	9,745
Total	5,873	786	4,194	12,493	20,154	13,277	65,384	122,161
Current period gross charge-offs	—	—	—	—	—	130	—	130
Consumer and Other:
Pass	287	262	1,391	9,774	1,152	14,277	5,767	32,910
Substandard	—	—	16	186	—	—	251	453
Total	287	262	1,407	9,960	1,152	14,277	6,018	33,363
Current period gross charge-offs	—	91	1,397	182	—	—	—	1,670
Construction:
Pass	—	—	—	—	1,494	—	—	1,494
Total	—	—	—	—	1,494	—	—	1,494
Construction to Permanent - CRE:
Substandard	—	—	—	—	31	—	—	31
Total	—	—	—	—	31	—	—	31

Total loans	$7,120	$4,626	$109,016	$128,887	$117,072	$148,464	$72,363	$587,548
Total Current period gross charge-offs	$—	$91	$1,397	$182	$—	$765	$—	$2,435

Loans receivable, gross:
Pass	$7,120	$4,626	$104,704	$117,198	$105,239	$134,336	$65,645	$538,868
Special mention	—	—	3,942	3,671	37	3,052	4,206	14,908
Substandard	—	—	370	8,018	11,796	11,076	2,512	33,772
Total Loans receivable, gross	$7,120	$4,626	$109,016	$128,887	$117,072	$148,464	$72,363	$587,548
Total Current period gross charge-offs	$—	$91	$1,397	$182	$—	$765	$—	$2,435

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of June 30, 2025:

(In thousands)	Performing (Accruing) Loans
As of June 30, 2025:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$5,383	$—	$—	$5,383	$329,866	$335,249	$3,045	$338,294
Special mention	—	—	—	—	8,539	8,539	—	8,539
Substandard	216	—	—	216	5,479	5,695	17,848	23,543
	5,599	—	—	5,599	343,884	349,483	20,893	370,376
Residential Real Estate:
Pass	59	—	—	59	58,721	58,780	—	58,780
Special mention	—	—	—	—	1,343	1,343	—	1,343
	59	—	—	59	60,064	60,123	—	60,123
Commercial and Industrial:
Pass	1,593	1,816	—	3,409	101,982	105,391	1,999	107,390
Special mention	296	—	—	296	4,730	5,026	—	5,026
Substandard	—	350	—	350	8,525	8,875	870	9,745
	1,889	2,166	—	4,055	115,237	119,292	2,869	122,161
Consumer and Other:
Pass	337	197	—	534	32,376	32,910	—	32,910
Substandard	—	—	—	—	—	—	453	453
	337	197	—	534	32,376	32,910	453	33,363
Construction:
Pass	—	—	—	—	1,494	1,494	—	1,494
	—	—	—	—	1,494	1,494	—	1,494
Construction to Permanent - CRE:
Substandard	—	—	—	—	—	—	31	31
	—	—	—	—	—	—	31	31

Total	$7,884	$2,363	$—	$10,247	$553,055	$563,302	$24,246	$587,548

Loans receivable, gross:
Pass	$7,372	$2,013	$—	$9,385	$524,439	$533,824	$5,044	$538,868
Special mention	296	—	—	296	14,612	14,908	—	14,908
Substandard	216	350	—	566	14,004	14,570	19,202	33,772
Loans receivable, gross	$7,884	$2,363	$—	$10,247	$553,055	$563,302	$24,246	$587,548

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of June 30, 2025 and December 31, 2024:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of June 30, 2025:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$3,045	$3,045	$—	$3,045
Substandard	—	—	7,952	7,952	9,896	17,848
Commercial and Industrial:
Pass	—	—	1,999	1,999	—	1,999
Substandard	—	—	859	859	11	870
Consumer and Other:
Substandard	—	—	453	453	—	453
Construction to permanent - CRE:
Substandard	—	—	31	31	—	31
Total non-accruing loans	$—	$—	$14,339	$14,339	$9,907	$24,246

As of December 31, 2024:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$4,461	$4,461	$1,510	$5,971
Substandard	974	—	7,947	8,921	4,442	13,363
Residential Real Estate:
Substandard	—	—	109	109	—	109
Commercial and Industrial:
Pass	—	—	2,349	2,349	—	2,349
Substandard	2	—	978	980	12	992
Consumer and Other:
Substandard	—	6	724	730	—	730
Construction to permanent - CRE:
Substandard	—	—	2,357	2,357	—	2,357
Total non-accruing loans	$976	$6	$18,925	$19,907	$5,964	$25,871
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $941,000 and $2.1 million would have been recognized during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, additional interest income (net of cash collected) of approximately $933,000 and $1.5 million would have been recognized, respectively.
Interest income collected and recognized on non-accruing loans for the three and six months ended June 30, 2025 was $64,000 and $82,000, respectively. During the three and six months ended June 30, 2024, interest income collected and recognized on non-accruing loans was $205,000 and $226,000, respectively.

Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by segment as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025			December 31, 2024
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$20,892	$37,581	$—	$18,361	$34,224	$—
Commercial and Industrial	2,856	7,362	—	1,831	2,251	—
Construction to permanent - CRE	31	149	—	2,357	2,476	—
	23,779	45,092	—	22,549	38,951	—
With a related allowance recorded:
Commercial Real Estate	—	—	—	974	969	403
Commercial and Industrial	—	—	—	1,492	1,810	60
	—	—	—	2,466	2,779	463

Individually evaluated loans, Total:
Commercial Real Estate	20,892	37,581	—	19,335	35,193	403
Commercial and Industrial	2,856	7,362	—	3,323	4,061	60
Construction to permanent - CRE	31	149	—	2,357	2,476	—
Total	$23,779	$45,092	$—	$25,015	$41,730	$463

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes additional information regarding individually evaluated loans by segment for the three and six months ended June 30, 2025 and 2024:

	Three Month Ended June 30,				Six Months Ended June 30,
(In thousands)	2025		2024		2025		2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$22,847	$64	$5,107	$—	$23,626	$82	$5,108	$—
Residential Real Estate	—	—	172	8	—	—	172	8
Commercial and Industrial	2,873	—	5,026	23	2,979	—	4,513	27
Construction to permanent - CRE	1,775	—	2,411	—	2,025	—	2,433	—
	27,495	64	12,716	31	28,630	82	12,226	35
With a related allowance recorded:
Commercial Real Estate	—	—	22,763	159	—	—	22,942	159
Commercial and Industrial	—	—	217	—	—	—	577	—
	—	—	22,980	159	—	—	23,519	159
Individually evaluated loans, Total:
Commercial Real Estate	22,847	64	27,870	159	23,626	82	28,050	159
Residential Real Estate	—	—	172	8	—	—	172	8
Commercial and Industrial	2,873	—	5,243	23	2,979	—	5,090	27
Construction to permanent - CRE	1,775	—	2,411	—	2,025	—	2,433	—
Total	$27,495	$64	$35,696	$190	$28,630	$82	$35,745	$194
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
For collateral dependent loans, appraisal reports of the underlying collateral have been obtained from independent licensed appraisal firms. For non-performing loans, the independently determined appraised values were reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional credit loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
On a case-by-case basis, Patriot may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. Most loan modifications involve an extension of the term of the loan. In addition, when modifying commercial loans, Patriot frequently obtains additional collateral,principal curtailments, or enhanced guarantor support. If the borrower has performed under the existing contractual terms of the loan and Patriot’s underwriters determine that the borrower has the capacity to continue to perform under the terms of the loan, the loan continues accruing interest. Non-accruing modified loans may be returned to accrual status when there has been a sustained period of performance (generally six consecutive months of payments) and both principal and interest are reasonably assured of collection.
During the three and six months ended June 30, 2025 and 2024, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and six months ended June 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. As of June 30, 2025 and December 31, 2024, there were no commitments to advance additional funds under the modified loans.

Note 5.    Loans Held for Sale
SBA Loans held for sale
SBA Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of June 30, 2025 and December 31, 2024, there were no SBA loans held for sale. During the three and six months ended June 30, 2025, no SBA loans previously classified as held for sale were transferred to held for investment. $5.5 million SBA held for sale loans were transferred to held for investment in the three and six months ended June 30, 2024.
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
Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by a third party, amounted to approximately $39.7 million and $43.8 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the servicing asset has a carrying value of $683,000 and $739,000, respectively, and fair value of $716,000 and $825,000, respectively. Income and fees collected for loan servicing are credited to noninterest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.
In the second quarter of 2025, the Bank made the decision to voluntarily suspend its status as a participant in SBA’s Preferred Lender Program (“PLP”). This decision was made in response to the Bank’s desire to temporarily exit the SBA lending business and the Bank’s Definitive Agreement with the OCC. It is possible that the Bank will determine in the future that it is prudent to petition to the SBA for reinstatement in the PLP.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loans held for sale - Digital Payments Loans
The Bank's Digital Payments Division has entered into a Program Management Agreement with a Buyer. Under the agreement, Patriot originates commercial credit card loans that are marketed by the buyer. As of June 30, 2025 and December 31, 2024, the Bank had credit card loans held for sale totaling $15.0 million and $11.4 million, respectively. The credit card loans are expected to be held for no longer than three days before being sold to the buyer. The credit card loans are fully cash-secured by deposits at Patriot. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.
Loans held for sale Residential Mortgage Loans
In the second quarter of 2025, the Bank exited the residential mortgage origination business. As of June 30, 2025 and December 31, 2024, the Company reported residential mortgage loans held for sale totaling $283,000 and $4.3 million, respectively. These loans are recorded at the lower of aggregate cost or market value. For the three and six months ended June 30, 2025, a total gain on sale of $43,000 and $79,000 was recorded, respectively. A servicing asset of $62,000 was recognized for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, a total gain on sale of $10,000 was recorded and no servicing asset was recognized. During the three and six months ended June 30, 2025, $3.8 million residential mortgage loans previously classified as held for sale were transferred to held for investment. No residential mortgage held for sale loans were transferred to held for investment in the three and six months ended June 30, 2024.
The following table presents an analysis of the activity in the servicing assets for SBA loans and residential mortgage loans for the three and six months ended June 30, 2025 and 2024:

	Three Month Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$764	$902	$766	$857
Servicing rights capitalized	22	9	48	73
Servicing rights amortized	(20)	(15)	(34)	(34)
Servicing rights disposed	(20)	(106)	(34)	(106)
Ending balance	$746	$790	$746	$790

Note 6.    Deposits
The following table presents the balance of deposits held, by category as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Non-interest bearing	$106,950	$119,212

Interest bearing:
Negotiable order of withdrawal accounts	23,865	31,549
Savings deposits	34,081	38,743
Interest bearing DDA	186,591	205,995
Money market	194,227	262,023
Certificates of deposit, $250,000 or less	159,260	174,095
Certificates of deposit, more than $250,000	58,761	65,278
Brokered deposits	67,122	69,702
Interest bearing, Total	723,907	847,385

Total Deposits	$830,857	$966,597

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The deposits from Digital Payments Division are included in the non-interest-bearing deposits, interest bearing demand deposit accounts ("DDA") and money market deposits, and totaled approximately $216.9 million and $265.5 million as of June 30, 2025 and December 31, 2024, respectively. Interest Bearing DDA is net of deposits sold through the IntraFi network. There were $24.7 million in deposits sold as of June 30, 2025, and no deposits sold as of December 31, 2024.
As of June 30, 2025, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	Certificates of Deposit $250,000 or less	Certificates of Deposit more than $250,000	Brokered Deposits	Total
1 year or less	$134,836	$51,913	$35,215	$221,964
More than 1 year through 2 years	23,407	6,597	31,907	61,911
More than 2 years through 3 years	764	251	—	1,015
More than 3 years through 4 years	185	—	—	185
More than 4 years through 5 years	68	—	—	68
	$159,260	$58,761	$67,122	$285,143

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
As of June 30, 2025 and December 31, 2024, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other noninterest income on the Consolidated Statements of Operations during the three and six months ended June 30, 2025 and 2024.
Information about the valuation methods used to measure the fair value of derivatives is provided in Note 13 to the Consolidated Financial Statements.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
June 30, 2025
Classified in Other Assets:
3rd party interest rate swap	$1,271	4.00	4.38%	1 Mo. SOFR + 2.00%	$47

Classified in Other Liabilities:
Customer interest rate swap	1,271	4.00	4.38%	1 Mo. SOFR + 2.00%	(47)

December 31, 2024
Classified in Other Assets:
3rd party interest rate swap	1,290	4.50	4.38%	1 Mo. SOFR + 2.00%	83

Classified in Other Liabilities:
Customer interest rate swap	1,290	4.50	4.38%	1 Mo. SOFR + 2.00%	(83)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 8.     Share-Based Compensation and Employee Benefit Plan
Restricted Stock Award Plan
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
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of June 30, 2025, 200,342 shares of stock were available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.
The following is a summary of the status of the Company’s restricted shares under the Amended and Restated 2020 Plan and changes for the three and six months ended June 30, 2025 and 2024:

Three months ended June 30, 2025:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2025	146,185	$2.87
Vested	(5,103)	$6.86
Forfeited	(125,802)	$3.08
Unvested at June 30, 2025	15,280	$4.78

Six months ended June 30, 2025:
Unvested at December 31, 2024	146,185	$2.87
Vested	(5,103)	$6.86
Forfeited	(125,802)	$3.08
Unvested at June 30, 2025	15,280	$4.78

Three months ended June 30, 2024	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2024	27,665	$5.24
Granted	81,174	$3.79
Unvested at June 30, 2024	108,839	$4.16

Six months ended June 30, 2024:
Unvested at December 31, 2023	17,506	$6.09
Granted	91,333	$3.79
Unvested at June 30, 2024	108,839	$4.16

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.
For the three and six months ended June 30, 2025, the Company recognized credits in total RSA share-based compensation expense of $(70,000) and $(16,000), respectively, primarily due to RSA forfeitures in the second quarter of 2025. For the three-month period, the credit included $(74,000) related to employees' RSA and $4,000 for directors' RSA compensation. For the six-month period, the credit comprised $(29,000) for employees' RSA compensation and $13,000 for directors' RSA compensation. The directors received total compensation of $64,000 and $73,000 for the three and six months ended June 30, 2025, respectively, which amounts are included in other operating expenses in the Consolidated Statements of Operations.
For the three and six months ended June 30, 2024, the Company recognized total RSA share-based compensation expense of $41,000 and $65,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $30,000 and $45,000, respectively. Included in share-based compensation expense were $11,000 and $20,000 attributable to Patriot’s external directors, who received total compensation of $60,000 and $128,000 for each of those periods, respectively.
Unrecognized compensation expense attributable to the unvested restricted RSAs outstanding as of June 30, 2025 amounted to $56,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.0 years.
2025 Omnibus Equity Incentive Plan
On March 20, 2025, the Company completed a $57.75 million private placement (the "Private Placement"). In connection with the Private Placement, the Company’s Board of Directors has approved the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”) in March 2025. The 2025 Plan received shareholder approval at the shareholders' meeting on June 26, 2025, and became effective on that date. The 2025 Plan is designed to provide the Company with a competitive advantage in attracting, retaining, and motivating officers, employees, directors, and consultants by offering incentives directly linked to shareholder value. The Compensation Committee of the Board will administer the Plan.
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
The following is a summary of the status of the Company’s restricted stock units under the 2025 Plan and changes for the three and six months ended June 30, 2025:

Three months ended June 30, 2025:	Number of Restricted Stock Unites	Weighted Average Grant Date Fair Value
Unvested at March 31, 2025	4,049,593	$1.00
Granted	4,127,927	$1.00
Vested	(1,012,398)	$1.00
Unvested at June 30, 2025	7,165,122	$1.00

Six months ended June 30, 2025:	Number of Restricted Stock Unites	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	8,177,520	$1.00
Vested	(1,012,398)	$1.00
Unvested at June 30, 2025	7,165,122	$1.00

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company recognizes compensation expense for all RSUs on a straight-line basis over the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the three and six months ended June 30, 2025, the Company recognized total share-based compensation expense for RSUs of $1.1 million and $1.3 million, respectively.
Unrecognized compensation expense attributable to the unvested RSUs outstanding as of June 30, 2025 amounted to $6.9 million, which amount is expected to be recognized over the weighted average remaining life of the awards of 1.82 years.
Stock Options
On June 26, 2025, the Company granted stock options to purchase 400,000 shares of common stock at an exercise price of $1.40 per share. The options vest and become exercisable starting on the grant date, subject to the terms and conditions outlined in the Stock Option Plan and Award Agreement, including any applicable acceleration provisions.
The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation—Stock Compensation." The fair value of the stock options granted is estimated on the grant date using an appropriate valuation model, such as the Black-Scholes model, and is recognized as an expense over the vesting period. Key assumptions used in estimating the fair value of the options include the expected volatility of the Company's stock, the risk-free interest rate, the expected dividend yield, and the expected term of the options. These assumptions are based on historical data and market conditions at the time of the grant.
The total estimated compensation expense related to these stock options of $44,000 was recognized as of June 30, 2025 impacting the Company's Consolidated Financial Statements. The expense is recorded in the employee compensation costs on the Consolidated Statements of Operations.
Dividends
The Company has not paid any dividends since 2020 and has no present plans to pay dividends.
Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three and six months ended June 30, 2025, Patriot made matching contributions to the 401(k) Plan of $55,000 and $147,000, respectively. During the three and six months ended June 30, 2024, compensation expense under the 401(k) aggregated $88,000 and $168,000, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 9.    Earnings per share
The Company is required to present basic earnings per share and diluted earnings per share ("EPS") in its Consolidated Statements of Operations. Basic EPS amounts are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS reflects additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares of common stock that may be issued by the Company relate to outstanding unvested RSAs and RSUs granted to directors and employees, and stock options. The dilutive effect resulting from these potential shares is determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted EPS.
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
On May 13, 2025, two noteholders of the Senior Notes converted $1.90 million of the aggregate principal and interests of the Notes into 2,529,275 shares of Common Stock.
On June 3, 2025, the Company entered into a Securities Purchase Agreement with accredited investors, facilitating a registered direct offering. The Company issued and sold 8,524,160 shares of its common stock, $0.01 par value per share, at a price of $1.25 per share. The net proceeds of the offering was approximately $10.47 million after estimated expenses.
These transactions affect the weighted average number of shares outstanding.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the computation of basic and diluted loss per share for the three and six months ended June 30, 2025 and 2024, including the effects of the Private Placement.

(Net loss in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Basis loss per share:
Net loss attributable to Common shareholders	$(5,001)		$(3,081)		$(7,778)		$(3,380)
Divided by:
Weighted average shares outstanding	78,123,095		3,976,073		45,885,468		3,976,073

Basic loss per share of common stock	$(0.06)		$(0.77)		$(0.17)		$(0.85)

Diluted loss per share:
Net loss attributable to Common shareholders	$(5,001)		$(3,081)		$(7,778)		$(3,380)

Weighted average shares outstanding	78,123,095		3,976,073		45,885,468		3,976,073

Effect of potentially dilutive restricted shares of common stock	—	(1)	—	(2)	—	(3)	—	(4)

Divided by:
Weighted average diluted shares outstanding	78,123,095		3,976,073		45,885,468		3,976,073

Diluted loss per share of common stock	$(0.06)		$(0.77)		$(0.17)		$(0.85)

(1)	The weighted average diluted shares outstanding does not include 4,597,710 anti-dilutive restricted shares of common stock for the three months ended June 30, 2025.
(2)	The weighted average diluted shares outstanding does not include 8,695 anti-dilutive restricted shares of common stock for the three months ended June 30, 2024.
(3)	The weighted average diluted shares outstanding does not include 5,119,740 anti-dilutive restricted shares of common stock for the six months ended June 30, 2025.
(4)	The weighted average diluted shares outstanding does not include 4,330 anti-dilutive restricted shares of common stock for the six months ended June 30, 2024.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Financial instruments with credit risk at June 30, 2025 and December 31, 2024 are as follows:

(In thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit:
Unused lines of credit	$40,971	$61,910
Undisbursed construction loans	524	860
Home equity lines of credit	12,183	24,476
Future loan commitments	—	325
	$53,678	$87,571
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $81,000 and $182,000 as of June 30, 2025 and December 31, 2024, respectively, which is included in accrued expenses and other liabilities.
Standby letters of credit are written commitments issued by Patriot to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.
As of June 30, 2025, the Bank has an irrevocable stand-by letter of credit for a maximum of $45 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary. This letter of credit was originally set to expire on April 30, 2025, but in April 2025, the expiration date was extended to April 30, 2026.

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
Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 5%. However, regardless of a financial institution’s ratios, the OCC may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conversation buffer of 2.5% has been included in the minimum capital adequacy ratios as of June 30, 2025.
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
As of June 30, 2025, the Private Placement resulted in capital ratios that are in excess of the minimums required by the OCC Agreement. Although the Private Placement on March 20, 2025, has resulted in the Bank's capital ratios exceeding both standard "well capitalized" levels and the higher minimums set forth in the OCC Agreement, the Bank remains classified as "adequately capitalized" rather than "well capitalized" due to the specific terms of that agreement.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company and Bank’s regulatory capital amounts and ratios at June 30, 2025 and December 31, 2024 are summarized as follows:

		June 30, 2025				December 31, 2024
		Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual		$103,357	16.48%	$102,531	16.34%	$44,534	6.07%	$56,536	7.71%
To be Well Capitalized	(1)	—	—	62,731	10.00%	—	—	73,309	10.00%
For capital adequacy		50,166	8.00%	50,185	8.00%	58,667	8.00%	58,648	8.00%
Individual minimum capital ratio	(2)	—	—%	72,141	11.50%	—	—%	84,306	11.50%

Tier 1 Capital (to risk weighted assets):
Actual		90,380	14.41%	97,902	15.61%	33,545	4.57%	55,546	7.58%
To be Well Capitalized	(1)	—	—	50,185	8.00%	—	—	58,648	8.00%
For capital adequacy		37,625	6.00%	37,639	6.00%	44,001	6.00%	43,986	6.00%
Individual minimum capital ratio	(2)	—	—%	62,731	10.00%	—	—%	73,309	10.00%

Common Equity Tier 1 Capital (to risk weighted assets):
Actual		82,380	13.14%	97,902	15.61%	25,545	3.48%	55,546	7.58%
To be Well Capitalized	(1)	—	—	40,775	6.50%	—	—	47,651	6.50%
For capital adequacy		28,219	4.50%	28,229	4.50%	33,000	4.50%	32,989	4.50%
Individual minimum capital ratio	(2)	—	—%	62,731	10.00%	—	—%	73,309	10.00%

Tier 1 Leverage Capital (to average assets):
Actual		90,380	9.32%	97,902	10.10%	33,545	3.50%	55,546	5.79%
To be Well Capitalized	(1)	—	—	48,479	5.00%	—	—	47,948	5.00%
For capital adequacy		38,785	4.00%	38,783	4.00%	38,368	4.00%	38,358	4.00%
Individual minimum capital ratio	(2)	—	—%	87,262	9.00%	—	—%	86,306	9.00%
(1) Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank. Under the OCC Agreement the Bank will not be designated as Well Capitalized until the OCC has evaluated the sustainability of the minimum capital ratios.
(2) The Capital ratios established by the OCC began to be required on April 17, 2024. It was not applicable to periods prior to that date and does not apply to bank holding companies - the Company.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both June 30, 2025 and December 31, 2024 due to its short-term nature.
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
Derivative asset (liability) - Interest Rate Swaps
The Company’s derivative assets and liabilities consist of transactions as part of management’s strategy to manage interest rate risk. The valuation of interest rate swap agreements does not contain any counterparty risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy. See Note 7 for additional disclosures on derivatives.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of June 30, 2025 and December 31, 2024:

(In thousands)		June 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,632	$2,632	$3,295	$3,295
Interest-bearing deposits due from banks	Level 1	185,010	185,010	144,273	144,273
Restricted cash	Level 1	15,330	15,330	15,042	15,042
Available-for-sale securities	Level 2	69,150	69,150	68,869	68,869
Available-for-sale securities	Level 3	11,477	11,477	11,123	11,123
Other investments	Level 2	4,450	4,450	4,450	4,450
Federal Reserve Bank stock	Level 2	2,351	2,351	1,377	1,377
Federal Home Loan Bank stock	Level 2	679	679	779	779
Loans receivable, net	Level 3	579,753	566,585	700,167	675,901
Loans held for sale	Level 2	15,298	15,298	15,702	15,702
Servicing assets	Level 3	746	778	766	852
Other real estate owned	Level 2	2,590	2,590	2,843	2,843
Accrued interest receivable	Level 2	4,924	4,924	5,488	5,488
Interest rate swap receivable	Level 2	47	47	83	83

Financial assets, total		$894,437	$881,301	$974,257	$950,077

Financial Liabilities:
Demand deposits	Level 2	$106,950	$106,950	$119,212	$119,212
Negotiable order of withdrawal accounts	Level 2	23,865	23,865	31,549	31,549
Savings deposits	Level 2	34,081	34,081	38,743	38,743
Interest bearing DDA	Level 2	186,591	186,591	205,995	205,995
Money market deposits	Level 2	194,227	194,227	262,023	262,023
Time deposits	Level 2	218,021	206,949	239,373	239,077
Brokered deposits	Level 1	67,122	66,993	69,702	69,435
FHLB, FRB and correspondent bank borrowings	Level 2	—	—	3,000	3,000
Senior notes	Level 2	5,803	5,755	11,861	11,677
Subordinated debt	Level 2	8,277	8,177	9,898	9,575
Junior subordinated debt owed to unconsolidated trust	Level 2	8,152	8,152	8,147	8,147
Note payable	Level 3	54	54	162	158
Accrued interest payable	Level 2	1,173	1,173	1,417	1,417
Interest rate swap liability	Level 2	47	47	83	83

Financial liabilities, total		$854,363	$843,014	$1,001,165	$1,000,091

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of June 30, 2025 and December 31, 2024:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2025:
U. S. Government agency and mortgage-backed securities	$—	$60,390	$—	$60,390
Corporate bonds	—	1,714	11,477	13,191
Subordinated notes	—	3,544	—	3,544
SBA loan pools	—	3,502	—	3,502
Municipal bonds	—	—	—	—
Available-for-sale securities	$—	$69,150	$11,477	$80,627

Interest rate swap receivable	$—	$47	$—	$47

Interest rate swap liability	$—	$47	$—	$47

December 31, 2024:
U. S. Government agency and mortgage-backed securities	$—	$60,223	$—	$60,223
Corporate bonds	—	1,612	11,123	12,735
Subordinated notes	—	3,461	—	3,461
SBA loan pools	—	3,573	—	3,573
Municipal bonds	—	—	—	—
Available-for-sale securities	$—	$68,869	$11,123	$79,992

Interest rate swap receivable	$—	$83	$—	$83

Interest rate swap liability	$—	$83	$—	$83
As of June 30, 2025 and December 31, 2024, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three and six months ended June 30, 2025 and 2024, the Company had no transfers into or out of Levels 1, 2 or 3.
The reconciliation of the beginning and ending balances during the three and six months ended June 30, 2025 and 2024 for Level 3 available-for-sale securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Level 3 fair value, beginning of period	$10,968	$10,189	$11,123	$10,262
Unrealized gain	509	176	354	103
Level 3 fair value, end of period	$11,477	$10,365	$11,477	$10,365
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
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2025:
Individually evaluated loans, net	$23,779	Real Estate Appraisals	Discount for appraisal type	8.0%	-	20%

Servicing assets	778	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2024:
Individually evaluated loans, net	$24,552	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Servicing assets	852	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
The estimated fair value amounts have been measured as of June 30, 2025 and December 31, 2024, and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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

Note 14. Subsequent Events
Upon approval by the Company’s shareholders on the annual meeting held on June 26, 2025, on July 3, 2025, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Connecticut, which became effective upon filing. The Amended and Restated Certificate of Incorporation authorized the issuance of up to 200,000,000 shares of common stock, with a par value of $0.01 per share, which is divided into 170,000,000 shares of Voting Common Stock and 30,000,000 shares of Non-Voting Common Stock. Additionally, the Company is authorized to issue 1,000,000 shares of preferred stock, of which 500,000 shares are designated as Series A Non-Cumulative Perpetual Convertible Preferred Stock.
In connection with a private placement completed on March 20, 2025, the Company had issued 90,832 shares of Series A Preferred Stock. As of the close of business on July 3, 2025, these shares automatically converted into 7,266,560 shares of Non-Voting Common Stock. This conversion required no further action from the holders of the Series A Preferred Stock.
On July 25, 2025, Unity Bancorp Inc. (“Unity”) notified the Company of its desire to convert the entire outstanding principal balance and accrued unpaid interest of the Amended 8.5% Fixed Rate Senior Notes Due 2026 (the “Senior Notes”), totaling $2,005,027, into 2,673,369 shares of Common Stock at a conversion price of $0.75 per share. Similarly, on July 26, 2025, American Bank Incorporated (“AmBank”) provided notice to convert its outstanding principal balance and accrued unpaid interest of its Senior Note, amounting to $803,443, into 1,071,258 shares of Common Stock at the same conversion price of $0.75 per share. The Board approved these transaction and the related securities purchase agreements on July 30, 2025.
On July 5, 2025, the Company completed its registered direct offering of 8,524,160 shares of its common stock at a purchase price of $1.25 per share, raising gross proceeds of $10,655,200.

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
(1)We are operating under a formal agreement with the OCC requiring our Board of Directors to implement enhancements in strategic planning, capital planning, BSA/AML compliance, payment activities oversight, credit administration, and concentration risk management. The agreement reflects the OCC’s supervisory view that our controls in these areas must be strengthened. Failure to meet the agreement’s requirements on a timely basis could result in additional regulatory actions or restrictions, which could adversely affect our operations and financial condition.
(2)Our Digital Payments Division relies on third-party program managers and processors to operate programs under our BINs. Because certain transactions occur through their systems, our visibility and direct control over all activities may be limited. This structure increases our exposure to fraud, compliance failures, and operational issues by third parties, which could result in financial losses, regulatory action, network penalties, and reputational harm.
(3)changes in prevailing interest rates which would affect the interest earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities;
(4)the timing of re-pricing of the Company’s interest earning assets and interest bearing liabilities;
(5)the effect of changes in governmental monetary policy;
(6)the effect of changes in regulations applicable to the Company and the Bank and the conduct of its business;
(7)changes in competition among financial service companies, including possible further encroachment of non-banks on services traditionally provided by banks;
(8)the ability of competitors that are larger than the Company to provide products and services which it is impracticable for the Company to provide;
(9)the state of the economy and real estate values in the Company’s market areas, and the consequent effect on the quality of the Company’s loans;
(10)demand for loans and deposits in our market area;
(11)recent governmental initiatives that are expected to have a profound effect on the financial services industry and could dramatically change the competitive environment of the Company;
(12)other legislative or regulatory changes, including those related to residential mortgages, changes in accounting standards, and Federal Deposit Insurance Corporation (“FDIC”) premiums that may adversely affect the Company;
(13)the application of generally accepted accounting principles in the United States of America (“U.S. GAAP”), consistently applied;
(14)the fact that one period of reported results may not be indicative of future periods;
(15)the state of the economy in the greater New York metropolitan area and its particular effect on the Company's customers, vendors and communities and other such factors, including risk factors, as may be described in the Company’s other filings with the Securities and Exchange Commission (the “SEC”);
(16)political, social, legal and economic instability, civil unrest, war, catastrophic events, acts of terrorism;
(17)possible future outbreaks of infectious diseases, including the ongoing novel coronavirus (COVID-19) outbreak;
(18)changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for c losses;
(19)our ability to access cost-effective funding;
(20)our ability to implement and change our business strategies;

(21)changes in the quality or composition of our loan or investment portfolios;
(22)technological changes that may be more difficult or expensive than expected;
(23)our ability to manage market risk, credit risk and operational risk in the current economic environment;
(24)our ability to enter new markets successfully and capitalize on growth opportunities;
(25)changes in consumer spending, borrowing and savings habits;
(26)our ability to retain key employees;
(27)our compensation expense associated with equity allocated or awarded to our employees;
(28)the premiums paid for the guaranteed portion of SBA loans by third party investors;
(29)our ability to meet regulatory capital requirements; and
(30)the imposition of new or increased tariffs on imported or exported goods, which could negatively impact economic activity in the Company’s markets, affect the creditworthiness of borrowers, and reduce demand for the Company’s products and services.
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

Summary
The Company reported net loss of $5.0 million ($0.06 basic and diluted loss per share) for the quarter ended June 30, 2025, compared to a net loss of $3.1 million ($0.77 basic and diluted loss per share) for the quarter ended June 30, 2024.
For the six months ended June 30, 2025, the net loss was $7.8 million, or $0.17 basic and diluted loss per share, compared to a net loss of $3.4 million, ($0.85 basic and diluted loss per share) for the six months ended June 30, 2024. This represents a year-over-year increase in net loss of $4.4 million.
For the three and six months ended June 30, 2025, net interest income declined $835,000 and $2.3 million, compared to the three and six months ended June 30, 2024, respectively, due to an intentional decline in loan balances. The Company reported a decrease in gross loans of $119.9 million in 2025, from $707.5 million at December 31, 2024 to $587.5 million at June 30, 2025. The Company has continued the trend of restricting loan growth and allowing loans to pay down as the balance sheet is reduced in order to strengthen capital ratios.
Private Placement
On March 20, 2025, the Company entered into (i) securities purchase agreements (the “Co-Lead Investors Agreements”) with its President and director, Steven Sugarman, and three co-lead investors, and (ii) securities purchase agreements with other accredited investors (collectively, and together with the Co-Lead Investors and the Lead Party, the “Purchasers”).

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
Amendment to Notes
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
As of June 30, 2025, the Private Placement results in capital ratios that are in excess of the minimums required by the OCC Agreement.
Note Conversions
On May 13, 2025, two holders of the Senior Notes, converted a total of $1,896,957 of the aggregate principal and accrued unpaid interest due on the Senior Notes into 2,529,275 shares of Common Stock.
On July 25, 2025, Unity Bancorp Inc. (“Unity”) notified the Company of its desire to convert the entire outstanding principal balance and accrued unpaid interest of the Senior Notes, totaling $2,005,027, into 2,673,369 shares of Common Stock at a conversion price of $0.75 per share. Similarly, on July 26, 2025, American Bank Incorporated (“AmBank”) provided notice to convert its outstanding principal balance and accrued unpaid interest of its Senior Note, amounting to $803,443, into 1,071,258 shares of Common Stock at the same conversion price of $0.75 per share.

Registered Direct Offering
On July 5, 2025, the Company completed its registered direct offering of 8,524,160 shares of its common stock at a purchase price of $1.25 per share, raising gross proceeds of $10,655,200.

FINANCIAL CONDITION
Total assets decreased $82.3 million to $930.0 million as of June 30, 2025, compared to $1.01 billion at December 31, 2024, primarily due to the decline in gross loans receivable of $119.9 million, partially offset by a $40.4 million increase in cash, cash equivalents and restricted cash as of June 30, 2025.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash increased from $162.6 million at December 31, 2024 to $203.0 million at June 30, 2025. The increase in 2025 was primarily driven by loan repayments and sale of loan receivable, and cash proceeds from issuance of common and preferred stock shares, partially offset by a $135.7 million reduction in deposits. Following the completion of the Private Placement, the Company reduced excess cash by lowering deposits. For further details, refer to the Consolidated Statements of Cash Flows.
Investments
The following table is a summary of the Company’s investment securities portfolio, at fair value, at the dates shown:

	June 30,	December 31,	Increase /(Decrease)
(In thousands)	2025	2024	($)	(%)

U. S. Government agency and mortgage-backed securities	$60,390	$60,223	$167	0.28%
Corporate bonds	13,191	12,735	456	3.58%
Subordinated notes	3,544	3,461	83	2.40%
SBA loan pools	3,502	3,573	(71)	(1.99)%
Total available-for-sale securities, at fair value	80,627	79,992	635	0.79%

Other investments, at cost	4,450	4,450	—	—%

Total investment securities	$85,077	$84,442	$635	0.75%
Total investments increased by $700,000, from $84.4 million at December 31, 2024 to $85.1 million at June 30, 2025. The increase in the six months ended June 30, 2025 was primarily attributable to a $2.2 million reduction in unrealized losses on securities, partially offset by the repayment of securities totaling $1.7 million. During the six months ended June 30, 2025, the Bank did not sell any available-for-sale securities.

Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$370,376	63.04%	419,489	59.30%
Residential Real Estate	60,123	10.23%	92,215	13.03%
Commercial and Industrial	122,161	20.79%	129,608	18.32%
Consumer and Other	33,363	5.68%	59,973	8.48%
Construction	1,494	0.25%	3,830	0.54%
Construction to permanent - CRE	31	0.01%	2,357	0.33%
Loans receivable, gross	587,548	100.00%	707,472	100.00%
Allowance for credit losses	(7,795)		(7,305)
Loans receivable, net	$579,753		$700,167

The Company’s loan portfolio decreased $119.9 million, from $707.5 million at December 31, 2024 to $587.5 million at June 30, 2025. The Company has continued the trend of restricting loan growth and allowing loans to pay down as the balance sheet is reduced in order to strengthen capital ratios. For the three and six months ended June 30, 2025, the Company sold $15.9 million Home Equity Line of Credit loans and $28.9 million purchased residential restate loans, resulting a recognized net loss of $995,000 on the sale. No loans were sold during the three and six months ended June 30, 2024.
SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of June 30, 2025 and December 31, 2024, SBA loans included in the commercial real estate loans were $10.5 million and $18.7 million, respectively. As of June 30, 2025 and December 31, 2024, SBA loans included in the commercial and industrial loans were $10.2 million and $11.2 million, respectively.
At June 30, 2025, the net loan to deposit ratio was 69.8% and the net loan to total assets ratio was 62.3%. At December 31, 2024, these ratios were 72.4% and 69.2%, respectively.
Commercial Real Estate Loans ("CRE")
The following table provides the composition of the commercial real estate loan portfolio segment as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
Commercial Real Estate
CRE owner occupied	$64,549	17.43%	$83,934	20.01%
CRE multifamily	64,293	17.36%	77,443	18.46%
CRE office	37,752	10.19%	55,900	13.33%
CRE retail	45,349	12.24%	46,946	11.19%
Other CRE non-owner occupied	158,433	42.78%	155,266	37.01%
Total	$370,376	100.00%	$419,489	100.00%

The following table provides the commercial real estate loan portfolio segment by geographic concentrations as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025		December 31, 2024
	Amount	%	Amount	%
New York	$190,669	51.48%	$208,093	49.61%
Connecticut	91,369	24.67%	98,342	23.44%
New Jersey	24,312	6.56%	26,861	6.40%
Outside Market (1)	64,026	17.29%	86,193	20.55%

Total Commercial Real Estate	$370,376	100.00%	$419,489	100.00%
(1) Outside Market consists of loans in all other states, none of which are greater than 5% of the total.
In accordance with OCC Bulletin 2006-46, "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices: Interagency Guidance on CRE Concentration Risk Management", and the Joint Interagency Guidance (71 FR 74580), the Bank monitors its CRE lending relative to total capital. As of June 30, 2025, the Bank’s CRE concentration was 301% of total Tier 1 capital plus allowance for credit loss, below the Bank’s concentration policy limit of 350%. This concentration level is slightly above the 300% supervisory monitoring threshold outlined in the guidance. Exceeding this threshold does not, by itself, indicate unsafe or unsound banking practices; however, it subjects the Bank to heightened supervisory expectations for portfolio management, risk assessment, and capital planning. Management maintains portfolio management procedures, underwriting standards, and stress testing practices consistent with these regulatory expectations. For purposes of calculating the Bank’s CRE concentration in accordance with this regulatory guidance, owner-occupied CRE loans are excluded from the CRE total and classified as commercial and industrial (“C&I”) loans; however, the CRE portfolio tables above include owner-occupied CRE for presentation purposes.

Allowance for Credit Losses ("ACL") on Loans
The allowance for credit losses on loans was $7.8 million as of June 30, 2025, compared to $7.3 million as of December 31, 2024, an increase of $490,000. The increase in allowance was mainly attributed to qualitative factors incorporated into the ACL calculations, even though a reduction in loan balances and the recognition of charge-offs on the unsecured consumer loan portfolio would typically suggest a decrease. Based upon the overall assessment and evaluation of the loan portfolio as of June 30, 2025, management has determined that the $7.8 million allowance for credit loss, representing 1.33% of gross loans outstanding, is adequate to cover expected credit losses under current economic conditions. This assessment follows CECL guidance, which requires estimating expected losses over the life of the loans, considering historical data, current conditions, and future forecasts.
Pursuant to guidance provided in OCC Bulletin 2020-49 and Interagency Policy Statement on Allowances for Credit Losses (May 8, 2020), the Bank refined the use of qualitative factors (“Q-Factors”) in its ACL methodology and calculations in the second quarter of 2025.
The application of the chosen Q-Factors added a net 12 bps to the overall reserves for Q2. The model-only ACL yielded 1.21% of total reserves – and the addition of 12 bps of Q-Factors increased the final ACL to 1.33% of total loans. The Q-Factors make up 9% of the total ACL calculation in Q2, a reasonable addition for the introduction.
The Q-Factors are applied to specific loan pools and are quantified using management’s best estimates. As noted below, a total of 15 bps of Q-Factors was applied, but because the application is on a pool-by-pool basis, the net effect is only 12 bps across total loans.

The following table provides detail of activity in the allowance for credit losses on loans for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Balance at beginning of the period	$6,729	$13,777	$7,305	$15,925
Charge-offs:
Commercial Real Estate	—	—	(635)	(158)
Residential Real Estate	—	—	—	(21)
Commercial and Industrial	(11)	(404)	(130)	(814)
Consumer and Other	(754)	(1,849)	(1,670)	(4,372)
Total charge-offs	(765)	(2,253)	(2,435)	(5,365)
Recoveries:
Commercial and Industrial	20	72	106	78
Consumer and Other	209	260	461	565
Total recoveries	229	332	567	643

Net charge-offs	(536)	(1,921)	(1,868)	(4,722)

Provision for credit losses	1,602	3,133	2,358	3,786
Balance at end of the period	$7,795	$14,989	$7,795	$14,989

Ratios:
Net charge-offs to average loans (annualized)	(0.08)%	(0.24)%	(0.55)%	(1.15)%
Allowance for credit losses to total loans	1.33%	1.93%	1.33%	1.93%
Allowance for credit losses to nonaccrual loans	32.15%	40.11%	32.15%	40.11%
For the three months ended June 30, 2025, net charge-offs decreased $1.4 million to $536,000, with a net charge-offs to average loans ratio of 0.08%, compared to $1.9 million and 0.24% for the three months ended June 30, 2024.
For the six months ended June 30, 2025, net charge-offs declined $2.9 million to $1.9 million, with a net charge-offs to average loans ratio of 0.55% , down from $4.7 million and 1.15% for the six months ended June 30, 2024.
The reduction in net charge-offs for both three and six months ended June 30, 2025 was primary driven by a $2.7 million decrease in charge-offs related to purchased unsecured consumer loans as the portfolio balances have declined.
The average loan balance decreased by $148.0 million, from $805.7 million for the three months ended June 30, 2024, to $657.7 million for the three months ended June 30, 2025. For the six-month period, the average loan balance decreased $139.4 million, from $823.4 million in 2024 to $684.0 million in 2025. This decrease in average loan balance for the three and six months ended June 30, 2025, reflects the Company's continued approach of limiting loan growth and allowing loans to pay down to strengthen capital ratios as the balance sheet is reduced.
As of June 30, 2025 and June 30, 2024, the ACL was $7.8 million and $15.0 million, respectively. The decrease was due to significant charge-offs of reserved CRE and consumer loans in 2024, which also impacted the ACL to loans ratio of 1.33% as of June 30, 2025, compared to an ACL of $15.0 million and an ACL to loans ratio of 1.93% as of June 30, 2024.
The nonaccrual loan balance was $24.2 million as of June 30, 2025, compared to $37.4 million as of June 30, 2024. The allowance for credit losses to nonaccrual loans ratio was 32.15% as of June 30, 2025, compared to 40.11% as of June 30, 2024. The rate at June 30, 2024 was significantly higher due to reserves on individually evaluated CRE loans that were subsequently charged-off after June 30, 2024.

The following table provides an allocation of allowance for credit losses on loans by portfolio segment:

(In thousands)	June 30, 2025		December 31, 2024
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for credit losses	Percent of loans in each category to total loans
Commercial Real Estate	$2,436	63.04%	$2,241	59.30%
Residential Real Estate	519	10.23%	596	13.03%
Commercial and Industrial	1,785	20.79%	1,077	18.32%
Consumer and Other	3,050	5.68%	3,386	8.48%
Construction	5	0.25%	5	0.54%
Construction to permanent - CRE	—	0.01%	—	0.33%
Total Allowance for credit losses	$7,795	100.00%	$7,305	100.00%
Non-performing Assets
The following table presents non-performing assets as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Non-accruing loans:
Commercial Real Estate	$20,893	$19,334
Residential Real Estate	—	109
Commercial and Industrial	2,869	3,341
Consumer and Other	453	730
Construction to Permanent - CRE	31	2,357
Total non-accruing loans	24,246	25,871

Other real estate owned	$2,590	$2,843
Total nonperforming assets	$26,836	$28,714

Nonperforming assets to total assets	2.89%	2.84%
Nonperforming loans to total loans, net	4.18%	3.69%
As of June 30, 2025, non-accrual loans decreased to $24.2 million, compared to $25.9 million as of December 31, 2024. The non-accrual loans at June 30, 2025 was comprised of 166 borrowers. Of these, 14 loans were individually evaluated, and the specific reserve was zero. All individually evaluated loans were collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling OREO properties and for estimated selling costs to determine estimated impairment. No individually evaluated loans were cash flow dependent loans.
As of December 31, 2024, the $25.9 million of non-accrual loans was comprised of 335 borrowers. Of which, 14 loans were individually evaluated, and a specific reserve of $463,000 was established.

Loans held for sale
SBA loans held for sale totaled zero as of June 30, 2025 and December 31, 2024. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value.
As of June 30, 2025 and December 31, 2024, the credit card loans held for sale from Digital Payments division totaled $15.0 million and $11.4 million, respectively. The credit card loans expected to be held for no longer than three days before being sold. The credit card receivable are fully cash-secured by deposits at Patriot. The credit card loans are sold to the third party as a whole loan sale transaction, priced at Par, thus there is no servicing asset or gain or loss on sale.
As of June 30, 2025 and December 31, 2024, the Company reported residential mortgage loans held for sale totaling $283,000 and $4.3 million, respectively. These loans are recorded at the lower of aggregate cost or market value. For the three and six months ended June 30, 2025, a total gain on sale of $43,000 was recorded. A servicing asset of $62,000 was recognized as of June 30, 2025. In April 2025, the Company decided to close the Residential Mortgage Division.
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
Deferred tax assets ("DTA") were zero both at June 30, 2025 and December 31, 2024 as Patriot recorded a full valuation allowance against all of the DTAs as of September 30, 2024. Patriot evaluates its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. The Company will continue to evaluate its ability to realize its deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will be realized, the valuation allowance will be adjusted.
The effective tax benefit rate for the three months ended June 30, 2025 was (0.97)%, compared to the effective tax benefit rate for the three months ended June 30, 2024 of (23.07)%. The effective tax benefit rates for the six months ended June 30, 2025 and June 30, 2024 were (0.61)% and (20.25)%, respectively. The Company’s effective rate for the three and six months ended June 30, 2025 was affected by the change in the valuation allowance and for the three and six months ended June 30, 2024 was affected by state taxes and non-deductible expenses.
As of June 30, 2025, Patriot had available approximately $48.4 million of Federal net operating loss carryforwards (“NOL”) that are offset by $15.5 million in §382 limitations imposed by the Internal Revenue Code. After applying the limitation, Patriot has $32.9 million post-change NOL which do not expire. Patriot has not performed an analysis on the post-change NOL, but the potential impact of any additional limitation would not be material to the financial statements due to the fact that the NOL are fully offset by a valuation allowance.
Patriot has approximately $66.7 million of NOLs available for Connecticut tax purposes at June 30, 2025, which may be used to offset up to 50% of taxable income in any year. Approximately $63.2 million of the NOL will expire between 2030 and 2044 and approximately $3.3 million of the NOL will expire in 2055.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our Consolidated Financial Statements.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	June 30,	December 31,	Increase/(Decrease)
	2025	2024	$	%
Non-interest bearing:
Non-interest bearing	$73,204	$106,689	$(33,485)	(31.39)%
Non-interest bearing DDA- Digital Payments	33,746	12,523	21,223	169.47%
Total non-interest bearing	106,950	119,212	(12,262)	(10.29)%

Interest bearing:
Negotiable order of withdrawal accounts (NOW)	23,865	31,549	(7,684)	(24.36)%
Savings	34,081	38,743	(4,662)	(12.03)%
Interest bearing DDA (net of $ 2,067 in deposits sold as of June 30, 2025)	19,251	19,630	(379)	(1.93)%
Interest bearing DDA - Digital Payments (net of $26,671 in deposits sold as of June 30, 2025)	167,341	186,365	(19,024)	(10.21)%
Money market	178,448	195,369	(16,921)	(8.66)%
Money market - Digital Payments	15,778	66,654	(50,876)	(76.33)%
Certificates of deposit, $250,000 or less	159,260	174,095	(14,835)	(8.52)%
Certificates of deposit, more than $250,000	58,761	65,278	(6,517)	(9.98)%
Brokered deposits	67,122	69,702	(2,580)	(3.70)%
Total Interest bearing	723,907	847,385	(123,478)	(14.57)%

Total Deposits	$830,857	$966,597	$(135,740)	(14.04)%

Total Digital Payments deposits	$216,865	$265,542	$(48,677)	(18.33)%

Total retail branch bank deposits	$364,749	$412,960	$(48,211)	(11.67)%

Total uninsured deposits	194,842	297,845	(103,003)	(34.58)%
Uninsured deposits to total deposits	23.45%	30.81%
Non-GAAP uninsured deposits to total deposits excluding Digital Payments deposits	16.02%	15.80%
Total deposits decreased by $135.7 million, from $966.6 million as of December 31, 2024, to $830.9 million as of June 30, 2025. The reduction was primarily driven by management focus on allowing high-cost non-relationship deposits to decrease, along with $28.7 million in deposits which were sold through the IntraFi network as of June 30, 2025. There were no such deposit sales as of December 31, 2024.
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
Reconciliation of GAAP to Non-GAAP Measures (unaudited):

(Dollars in thousands)	June 30, 2025	December 31, 2024
Non-GAAP Uninsured deposits to total deposits excluding Digital Payments deposits
Total deposits	$830,857	$966,597
Digital Payments deposits	216,865	265,542
Non-GAAP total deposits excluding Digital Payments deposits	613,992	701,055

Total uninsured deposits	$194,842	$297,845
Total uninsured Digital Payments deposits	96,481	187,048
Total uninsured deposits excluding Digital Payments deposits	98,361	110,797

Non-GAAP uninsured deposits to total deposits excluding Digital Payments deposits	16.02%	15.80%

Borrowings
Total borrowings were $22.3 million and $33.1 million as of June 30, 2025 and December 31, 2024, respectively. Borrowings consist primarily of FHLB advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
Federal Home Loan Bank borrowings
As of June 30, 2025, the Company had $135.6 million in book value and $93.3 million in discounted value of pledged collateral with the FHLB-B. The pledged collateral consisted of a mixture of residential and commercial real estate loans and lines of credit. The maximum borrowing capacity is limited to the lesser of 5.00% of the Bank’s most recently reported Call Report total assets or the discount value of the pledged collateral. Accordingly, as of June 30, 2025 the Company’s maximum borrowing capacity with the FHLB-B is $46.5 million. Of this amount, $45.0 million was used by a standby letter of credit, as described further in Note 10 Financial Instruments with Off-Balance-Sheet Risk. Additionally, $250,000 of the maximum borrowing capacity was used by an overnight line of credit designed to cover the Bank for temporary overdraft positions. As of June 30, 2025 and December 31, 2024, no funds had been borrowed under the overnight line of credit.
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. Outstanding advances from the FHLB-B decreased from $3.0 million at December 31, 2024 to zero at June 30, 2025.
Interest expense incurred for the three and six months ended June 30, 2025 were $1,000 and $3,000, respectively. Interest expense incurred for the three and six months ended June 30, 2024 were $362,000 and $721,000, respectively.

Correspondent Bank - Line of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. As of June 30, 2025, no unsecured lines of credit were available. Borrowings available under the agreements totaled $5.0 million December 31, 2024. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (ACH), and other clearinghouse transactions.
There was no outstanding balance under the agreements at June 30, 2025 and December 31, 2024. No Interest expense incurred for the three and six months ended June 30, 2025. For three and six months ended June 30, 2024, interest expense incurred was nil and $2,000, respectively.
Other Borrowing
The Federal Reserve Bank of New York (“FRBNY”) accepts securities and loan pledges from qualifying depository institutions to secure borrowings from the Federal Reserve Discount Window (“Discount Window”). Patriot has pledged eligible securities and loans as collateral to support its borrowing capacity at the FRBNY. As of June 30, 2025, Patriot had pledged eligible securities and loans with a book value of $137.7 million and a collateral value of $90.4 million. During the three and six months ended June 30, 2025, the Company borrowed $10.0 million and $70.0 million, respectively, from the Discount Window and repaid the amounts in full within the same periods. Related interest expense was $2,000 and $98,000, respectively. In the corresponding 2024 periods, no borrowings were made and no interest expense was incurred.
In July 2023, the Bank established a collateralized funding line of $73.8 million at par value under the Federal Reserve's temporary Bank Term Funding Program (“BTFP”). The program provided additional funding to eligible depository institutions, assuring they can meet the needs of all their depositors. The program served as an additional source of liquidity against high-quality securities, eliminating the need of an institution to quickly sell those securities in times of stress. The line allowed for a fixed rate borrowing at market rates, for up to one year, with repayment permitted at any time without penalty. The BTFP ceased allowing any new advances after March 11, 2024. The outstanding BTFP borrowing was paid off as of December 31, 2024. No  interest expense incurred for the three and six months ended June 30, 2025. Interest expense incurred for the three and six months ended June 30, 2024 was $852,000 and $1.7 million, respectively.
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
On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate senior notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the 2022 Senior Notes, the Company incurred $326,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. At June 30, 2025 and December 31, 2024, $44,000 and $139,000 of unamortized debt issuance costs were deducted from the face amount of the 2022 Subordinated Notes included in the Consolidated Balance Sheet, respectively.
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
On May 13, 2025, two noteholders of the Senior Notes converted a total of $1.90 million of the aggregate principal and accrued unpaid interest due on the Senior Notes into 2,529,275 shares of Common Stock.
For the three and six months ended June 30, 2025, the Company recognized interest expense of $183,000 and $505,000, respectively. Interest expense incurred for the three and six months ended June 30, 2024 was $289,000 and $579,000, respectively.
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
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At June 30, 2025 and December 31, 2024, $70,000 and $102,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheets, respectively.
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
For the three and six months ended June 30, 2025, the Company recognized interest expense of $164,000 and $377,000, respectively. Interest expense incurred for the three and six months ended June 30, 2024 was $224,000 and $451,000, respectively.
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
The junior subordinated debentures bear interest at three-month SOFR plus 3.15% and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of June 30, 2025 and December 31, 2024, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $96,000 and $101,000, respectively, and accrued interest on the junior subordinated debentures was $494,000 and $174,000, respectively.
For the three and six months ended June 30, 2025, the Company recognized interest expense of $163,000 and $325,000, respectively. Interest expense incurred for the three and six months ended June 30, 2024 was $180,000 and $359,000, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of June 30, 2025 and December 31, 2024, the outstanding balance on the note was $54,000 and $162,000, respectively. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property. The note originally set to mature in August 2024, was extended from August 25, 2024 to September 1, 2025, with the Bank continuing its scheduled principal and interest payments. The note is secured by a first mortgage deed and security agreement on the purchased property.
For the three and six months ended June 30, 2025, the Company recognized interest expense of nil and $1,000, respectively. Interest expense incurred for the three and six months ended June 30, 2024 was $2,000 and $3,000, respectively.
Derivatives
As of June 30, 2025, Patriot has two interest rate swaps (“swaps”). One swap is with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other swap is with an outside third party. The customer interest rate swap is matched in offsetting terms to the third party interest rate swap. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other noninterest income. The Company recognized no gain on the swaps for the three and six months ended June 30, 2025 and 2024.
Further discussion of the fair value of derivatives is set forth in Note 7 Derivatives to the Consolidated Financial Statements.
Equity
Equity increased $61.9 million, from $4.3 million at December 31, 2024 to $66.2 million at June 30, 2025. This increase was primarily due to a net capital raise of $57.75 million from the Private Placement on March 20, 2025, and a net proceeds of $10.47 million from a registered direct offering on June 3, 2025, and a net unrealized gain in investments of $2.2 million, partially offset by a net loss of $7.8 million for the six months ended June 30, 2025.
Off-Balance Sheet Commitments
The Company’s off-balance sheet commitments primarily consist of commitments to lend of $53.7 million and $87.6 million as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, the Bank has an irrevocable stand-by letter of credit for a maximum of $45 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary. This letter of credit was originally set to expire on April 30, 2025, but in April 2025, the expiration date was extended to April 30, 2026.
Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended June 30, 2025 and 2024:

(In thousands)	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$657,729	$9,103	5.55%	$805,682	$11,993	5.97%
Investments	87,193	586	2.69%	94,956	710	2.99%
Cash equivalents and other	162,714	1,805	4.45%	39,422	514	5.23%

Total interest earning assets	907,636	11,494	5.08%	940,060	13,217	5.64%

Cash and due from banks	2,340			12,949
Allowance for credit losses	(6,523)			(12,980)
OREO	2,590			2,843
Other assets	41,976			59,418

Total Assets	$948,019			$1,002,290

Liabilities
Interest bearing liabilities:
Deposits	$770,389	$6,793	3.54%	$706,327	$6,285	3.57%
Borrowings	121	3	9.94%	112,335	1,214	4.33%
Senior notes	6,674	183	10.97%	11,770	289	9.82%
Subordinated debt	16,266	327	8.06%	18,019	404	8.99%
Note Payable	70	—	—%	286	2	2.80%

Total interest bearing liabilities	793,520	7,306	3.69%	848,737	8,194	3.87%

Demand deposits	86,353			103,158
Other liabilities	7,598			7,038

Total Liabilities	887,471			958,933

Shareholders' equity	60,548			43,357

Total Liabilities and Shareholders' Equity	$948,019			$1,002,290

Net interest income		$4,188			$5,023

Interest margin			1.85%			2.14%
Interest spread			1.39%			1.77%

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the six months ended June 30, 2025 and 2024:

(In thousands)	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Interest earning assets:
Loans	$683,959	$19,083	5.63%	$823,380	$24,641	6.00%
Investments	86,895	1,161	2.67%	95,984	1,442	3.00%
Cash equivalents and restricted cash	171,509	3,798	4.47%	43,079	1,135	5.28%

Total interest earning assets	942,363	24,042	5.14%	962,443	27,218	5.67%

Cash and due from banks	2,632			7,814
Allowance for credit losses	(8,306)			(13,868)
OREO	2,714			2,843
Other assets	42,273			64,608

Total Assets	$981,676			$1,023,840

Liabilities
Interest bearing liabilities:
Deposits	$817,188	$14,591	3.60%	$726,214	$12,971	3.58%
Borrowings	4,503	101	4.52%	112,204	2,428	4.34%
Senior notes	8,932	505	11.31%	11,752	579	9.85%
Subordinated debt	17,021	702	8.32%	18,014	810	9.02%
Note Payable	97	1	2.08%	312	3	1.93%

Total interest bearing liabilities	847,741	15,900	3.78%	868,496	16,791	3.88%

Demand deposits	90,192			104,485
Other liabilities	7,241			6,795

Total Liabilities	945,174			979,776

Shareholders' equity	36,502			44,064

Total Liabilities and Shareholders' Equity	$981,676			$1,023,840

Net interest income		$8,142			$10,427

Interest margin			1.74%			2.17%
Interest spread			1.36%			1.79%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 compared to 2024			2025 compared to 2024
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans	$(2,251)	$(639)	$(2,890)	$(4,463)	$(1,095)	$(5,558)
Investments	(73)	(51)	(124)	(167)	(114)	(281)
Cash equivalents and other	1,607	(316)	1,291	3,357	(694)	2,663

Total interest earning assets	(717)	(1,006)	(1,723)	(1,273)	(1,903)	(3,176)

Interest bearing liabilities:
Deposit	794	(286)	508	1,967	(347)	1,620
Borrowings	(1,211)	—	(1,211)	(2,330)	3	(2,327)
Senior notes	(125)	19	(106)	(138)	64	(74)
Subordinated debt	(40)	(37)	(77)	(47)	(61)	(108)
Note payable and other	(2)	—	(2)	(2)	—	(2)

Total interest bearing liabilities	(584)	(304)	(888)	(550)	(341)	(891)

Decrease in net interest income	$(133)	$(702)	$(835)	$(723)	$(1,562)	$(2,285)

Results of Operations
For the three months ended June 30, 2025, interest income and dividend income was $11.5 million, which decreased $1.7 million as compared to $13.2 million for the quarter ended June 30, 2024. Total interest expense was $7.3 million for the three months ended June 30, 2025, which decreased $888,000 as compared to $8.2 million for the three months ended June 30, 2024. Net interest income decreased $835,000 from $5.0 million for the three months ended June 30, 2024 to $4.2 million for the three months ended June 30, 2025.
For the six months ended June 30, 2025, interest income and dividend income was $24.0 million, which decreased $3.2 million as compared to $27.2 million for the six months ended June 30, 2024. Total interest expense was $15.9 million, which decreased $891,000 as compared to $16.8 million for the six months ended June 30, 2024. Net interest income was $8.1 million for the six months ended June 30, 2025, which decreased $2.3 million from $10.4 million for the six months ended June 30, 2024.
The decline for both three and six months ended June 30, 2025 reflects a lower loan balance and narrower net interest margin due to higher deposit costs.
The net interest margin was 1.85% for the quarter ended June 30, 2025, compared to 2.14% for the quarter ended June 30, 2024. For the six months ended June 30, 2025 and 2024, the net interest margin was 1.74% and 2.17%, respectively. The decline in interest margins for the three and six months ended June 30, 2025 compared to the same periods in 2024, was primarily associated with an increase in the cost of deposits and other borrowings due to the significant rise in market interest rates and a decline in loan interest income due to the declining loan balance, partially mitigated by the rise in variable rate interest earning assets.

Provision for Credit Losses ("PCL")
For the three months ended June 30, 2025, the provision for credit losses was $1.5 million, consisting of a $1.6 million loan provision and a $78,000 credit for off-balance-sheet exposure reserves. In comparison, for the three months ended June 30, 2024, the provision for credit losses was $3.1 million, including a $3.1 million loan provision and a $41,000 credit for off-balance-sheet exposure reserves.
For the six months ended June 30, 2025, the PCL was $2.3 million, which included a $2.4 million loan provision and a $101,000 credit for off-balance-sheet exposure reserves. For the six months ended June 30, 2024, the provision was $3.8 million, consisting of a $3.8 million provision and a $36,000 credit for off-balance-sheet exposure reserves.
In 2025, the Bank has been selectively managing down its credit exposure in certain higher-risk areas. The loan portfolio declined from $810.3 million as of June 30, 2024, to $587.5 million as of June 30, 2025. This reduction in credit exposure has required a lower level of reserves. Consequently, the ACL for loans outstanding decreased from $13.8 million as of June 30, 2024, to $7.8 million as of June 30, 2025.
One key driver in both the level of outstanding loans and reserves is the pool of purchased unsecured consumer loans, which decreased from $32.3 million as of June 30, 2024 to $12.4 million as of June 30, 2025. Correspondingly, the reserves for this pool also fell, declining from $4.6 million as of June 30, 2024 to $2.7 million as of June 30, 2025.
Non-interest income
Non-interest income for the three months ended June 30, 2025 was $2.0 million, compared to $2.1 million for the three months ended June 30, 2024. Over the six months ended June 30, 2025, non-interest income reached $4.8 million, up from $4.3 million in the corresponding period of 2024. The increase in non-interest income for the six months ended June 30, 2025 is primarily attributed to the growth in the income from the Bank's Digital Payments Division.
Non-interest expense
Non-interest expense for the three months ended June 30, 2025 increased to $9.7 million, up from $8.0 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, non-interest expense totaled $18.5 million, compared to $15.2 million for the six months ended June 30, 2024. The increase in 2025 is primarily attributed to the higher salaries and benefits, along with other operating expense.
Provision for income taxes
The Company reported a benefit for income taxes of $49,000 and $48,000 for the three and six months ended June 30, 2025, respectively, compared to a benefit for income taxes of $924,000 and $858,000 for the three and six months ended June 30, 2024, respectively.

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
The Company's on-hand liquidity and total liquidity ratios as of June 30, 2025 and December 31, 2024, are as follows:

(In thousands)	June 30, 2025	December 31, 2024
On-hand liquidity
Interest-bearing cash and cash equivalents	$185,010	$144,273
Available-for-sale securities, at fair value	80,627	79,992
Less: pledged available-for-sale securities	(72,372)	(60,223)
Total on-hand liquidity	193,265	164,042

Borrowing capacity
FHLB borrowing capacity	46,509	48,692
FRB borrowing capacity	65,986	64,742
Unsecured credit lines from correspondent banks	—	5,000
Brokered deposit capacity	67,122	69,702
Total borrowing capacity	179,617	188,136
Less: used borrowing capacity
FHLB capacity used (including the standby letter of credit)	(45,671)	(48,459)
FRB capacity used	—	—
Outstanding brokered deposits	(67,122)	(69,702)
Total used borrowing capacity	(112,793)	(118,161)

Total liquidity	$260,089	$234,017

Total liabilities	$863,752	$1,008,027

On-hand liquidity to total liabilities	22.38%	16.27%
Total liquidity to total liabilities	30.11%	23.22%
On-hand liquidity increased $29.2 million from December 31, 2024 to June 30, 2025 primarily driven by higher cash balances maintained after the completion of the Private Placement as the risk of deposit flight subsided.
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
Net cash provided by operating activities decreased by $12.7 million for the six months ended June 30, 2025 compared to the three months ended June 30, 2024. Within this activity there was a decrease in originations of loans held for sale and proceeds from sale of assets held for sale. This activity is primarily related to the Digital Payments Division credit card loans. This program started in the third quarter of 2023 and continues today. The activity generates non-interest income and only requires short term liquidity as the loans are originated and expected to be sold within three days.

Net cash provided by investing activities increased by $50.3 million for the six months ended June 30, 2025 compared to the compared to the six months ended June 30, 2024. The increase is primarily due to higher payments received on loans receivable portfolio.
Net cash provided by financing activities decreased by $24.3 million for the six months ended June 30, 2025 compared to the compared to the six months ended June 30, 2024. The decrease is primarily due to utilizing the proceeds from the Common and Preferred stock issuances and excess cash to lower deposits. This was offset by lower repayments on FHLB advances, net as the Bank did not require as much FHLB funding due to the net cash provided by lower loan originations and loan purchases.
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

Regulatory Capital Requirements
The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
	Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$103,357	16.48%	$102,531	16.34%	$44,534	6.07%	$56,536	7.71%
Individual minimum capital ratio	—	—%	72,141	11.50%	—	—%	84,306	11.50%

Tier 1 Capital (to risk weighted assets)	90,380	14.41%	97,902	15.61%	33,545	4.57%	55,546	7.58%
Individual minimum capital ratio	—	—%	62,731	10.00%	—	—%	73,309	10.00%

Common Equity Tier 1 Capital (to risk weighted assets)	82,380	13.14%	97,902	15.61%	25,545	3.48%	55,546	7.58%
Individual minimum capital ratio	—	—%	62,731	10.00%	—	—%	73,309	10.00%

Tier 1 Leverage Capital (to average assets)	90,380	9.32%	97,902	10.10%	33,545	3.50%	55,546	5.79%
Individual minimum capital ratio	—	—%	87,262	9.00%	—	—%	86,306	9.00%
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
As of June 30, 2025, the Private Placement proceeds were utilized to infuse $49.5 million in capital into the Bank which resulted in capital ratios that are in excess of the minimums required by the OCC Agreement.

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

	Net Portfolio Value - Performance Summary
(In thousands)	As of June 30, 2025			As of December 31, 2024
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$122,840	$(7,804)	(5.97)%	$87,800	$(10,733)	(10.89)%
+100	128,097	(2,547)	(1.95)%	94,983	(3,550)	(3.60)%
BASE	130,644	—	—	98,533	—	—
-100	131,032	388	0.30%	98,886	353	0.36%
-200	130,592	(52)	(0.04)%	96,159	(2,374)	(2.41)%

	Net Interest Income - Performance Summary
(In thousands)	June 30, 2025			December 31, 2024
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$25,603	$(640)	(2.44)%	$28,274	$79	0.28%
+100	26,100	(143)	(0.54)%	28,403	208	0.74%
BASE	26,243	—	—	28,195	—	—
-100	26,619	376	1.43%	28,295	100	0.35%
-200	27,493	1,250	4.76%	28,679	484	1.72%

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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 5: Other Information

None.

ITEM 6: Exhibits
The exhibits marked with the section symbol (#) are interactive data files.

No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 9, 2025)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 19, 2025)
3.3	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 8, 2025)
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

10.9
Form of Securities Purchase Agreement by and among Patriot National Bancorp, Inc. and the Investors. dated June 3, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 4, 2025)

11.1
Securities Purchase Agreement dated July 26, 2025, by and between the Company and Unity Bancorp Inc.(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2025)

11.2
Securities Purchase Agreement dated July 26, 2025, by and between the Company and American Bank Incorporated (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 5, 2025)

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

Date: August 14, 2025	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Carlos P. Salas
Carlos P. Salas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven Sugarman
Steven Sugarman
President and Chief Executive Officer
(Principal Executive Officer)