Form 10-Q
period 2025-09-30
PATRIOT NATIONAL BANCORP INC
filed 2025-11-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of November 14, 2025, there were 114,991,017 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,106	$3,295
Interest bearing deposits	178,889	144,273
Restricted cash	20,535	15,042
Total cash, cash equivalents and restricted cash	201,530	162,610
Investment securities:
Available-for-sale securities, at fair value	105,549	79,992
Other investments, at cost	—	4,450
Total investment securities	105,549	84,442

Federal Reserve Bank (FRB) stock, at cost	2,452	1,377
Federal Home Loan Bank (FHLB) stock, at cost	679	779
Loans receivable (net of allowance for credit losses: 2025: $(7,187) and 2024: $(7,305))	581,479	700,167
Loans held for sale	18,408	15,702
Accrued interest and dividends receivable	4,257	5,488
Premises and equipment, net	28,210	28,865
Other real estate owned	—	2,843
Core deposit intangible, net	121	156
Other assets	8,067	9,863
Total assets	$950,752	$1,012,292

Liabilities
Deposits:
Noninterest bearing deposits	$87,766	$119,212
Interest bearing deposits	743,089	847,385
Total deposits	830,855	966,597

FHLB, FRB and correspondent bank borrowings	—	3,000
Senior notes, net	—	11,861
Subordinated debt, net	8,283	9,898
Junior subordinated debt owed to unconsolidated trust, net	8,155	8,147
Note payable	—	162
Advances from borrowers for taxes and insurance	2,391	1,472
Accrued expenses and other liabilities	6,045	6,890
Total liabilities	855,729	1,008,027

Commitments and Contingencies

Shareholders' equity
Common stock, $.01 par value per share, 200,000,000 shares authorized, which include 170,000,000 of Voting Common Stock and 30,000,000 shares of Non-Voting Common Stock; As of September 30, 2025: 115,064,758 shares issued;114,991,017 shares outstanding; As of December 31, 2024: 4,065,593 shares issued; 3,991,852 shares outstanding. As of September 30, 2025 par value of Common Stock was $1,150 and Additional Paid in Capital was $203,137; As of December 31, 2024 par value of Common Stock was $40 and Additional Paid in Capital was $106,814	204,287	106,854
Accumulated deficit	(97,343)	(86,908)
Accumulated other comprehensive loss	(11,921)	(15,681)
Total shareholders' equity	95,023	4,265
Total liabilities and shareholders' equity	$950,752	$1,012,292
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$8,565	$11,704	$27,648	$36,345
Interest on investment securities	598	640	1,694	1,933
Dividends on investment securities	48	89	113	238
Other interest income	2,332	381	6,130	1,516
Total interest and dividend income	11,543	12,814	35,585	40,032

Interest Expense
Interest on deposits	6,090	6,189	20,681	19,160
Interest on FHLB, FRB and correspondent bank borrowings	—	926	101	3,354
Interest on senior debt	105	290	610	869
Interest on subordinated debt	338	409	1,040	1,219
Interest on note payable	—	1	1	4
Total interest expense	6,533	7,815	22,433	24,606

Net interest income	5,010	4,999	13,152	15,426

(Recovery of) provision and credit loss expense	(431)	1,026	1,826	4,776

Net interest income after (recovery of) provision and credit loss expense	5,441	3,973	11,326	10,650

Non-interest Income
Loan application, inspection and processing fees	111	201	427	493
Deposit fees and service charges	281	78	1,180	398
(Loss) gain on sales of loans, net	(992)	81	(1,908)	402
Rental income	65	75	245	226
Loss on sale of investment securities, net	—	—	—	(24)
Digital Payments income	2,684	1,333	6,550	3,509
Other income	58	347	471	1,421
Total non-interest income	2,207	2,115	6,965	6,425

Non-interest Expense
Salaries and benefits	5,694	4,710	15,447	13,489
Occupancy and equipment expense	766	801	2,281	2,480
Data processing expense	473	321	1,311	981
Professional and other outside services	745	952	2,872	2,530
Advertising and promotional expense	46	105	243	239
Loan administration and processing expense	8	58	125	118
Regulatory assessments	605	386	1,477	890
Insurance expense, net	253	82	463	231
Communications, stationary and supplies	456	337	1,032	706
Other operating expense	1,264	644	3,528	1,957
Total non-interest expense	10,310	8,396	28,779	23,621

Loss before income taxes	(2,662)	(2,308)	(10,488)	(6,546)

(Benefit) provision for income taxes	(5)	24,646	(53)	23,788

Net loss	$(2,657)	$(26,954)	$(10,435)	$(30,334)

Basic loss per share	$(0.03)	$(6.78)	$(0.16)	$(7.63)
Diluted loss per share	$(0.03)	$(6.78)	$(0.16)	$(7.63)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(2,657)	$(26,954)	$(10,435)	$(30,334)
Other comprehensive income

Net unrealized holding gain on available for sale securities	1,514	3,856	3,760	3,227
Income tax effect	—	(1,000)	—	(832)
Reclassification for realized loss on sale of investment securities	—	—	—	24
Income tax effect	—	—	—	(6)
Impact of update to effective tax rate	—	(98)	—	(196)
Other comprehensive income, net of tax	1,514	2,758	3,760	2,217

Comprehensive loss	$(1,143)	$(24,196)	$(6,675)	$(28,117)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2025
(In thousands, except shares)	Number of Common Stock	Number of Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2025	84,783,830	90,832	$5,099	$169,223	$(94,686)	$(13,435)	$66,201
Comprehensive (loss) income:
Net loss	—	—	—	—	(2,657)	—	(2,657)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	1,514	1,514
Total comprehensive (loss) income	—	—	—	—	(2,657)	1,514	(1,143)

Preferred stock conversion	7,266,560	$(90,832)	(5,099)	5,099	—	—	—
Common stock issuance	22,940,627	—	—	28,159	—	—	28,159
Share-based compensation expense	—	—	—	1,806	—	—	1,806
Balance at September 30, 2025	114,991,017	0	$—	$204,287	$(97,343)	$(11,921)	$95,023

	Nine Months Ended September 30, 2025
(In thousands, except shares)	Number of Common Stock	Number of Preferred Stock	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at January 1, 2025	3,991,852	—	$—	$106,854	$(86,908)	$(15,681)	$4,265
Comprehensive (loss) income:
Net loss	—	—	—	—	(10,435)	—	(10,435)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	3,760	3,760
Total comprehensive (loss) income	—	—	—	—	(10,435)	3,760	(6,675)
Preferred stock issuance	—	90,832	5,099	—	—	—	5,099
Preferred stock conversion	7,266,560	(90,832)	(5,099)	5,099	—	—	—
Common stock issuance	103,727,502	—	—	89,232	—	—	89,232
Share-based compensation expense	—	—	—	3,102	—	—	3,102
Vesting of restricted stock	5,103	—	—	—	—	—	—
Balance at September 30, 2025	114,991,017	—	$—	$204,287	$(97,343)	$(11,921)	$95,023

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Three Months Ended September 30, 2024
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2024	3,976,073	$106,735	$(50,406)	$(15,802)	$40,527
Comprehensive (loss) income:
Net loss	—	—	(26,954)	—	(26,954)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	2,758	2,758
Total comprehensive (loss) income	—	—	(26,954)	2,758	(24,196)
Share-based compensation expense	—	55	—	—	55
Balance at September 30, 2024	3,976,073	$106,790	$(77,360)	$(13,044)	$16,386

	Nine Months Ended September 30, 2024
(In thousands, except shares)	Number of Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total

Balance at January 1, 2024	3,976,073	$106,670	$(47,026)	$(15,261)	$44,383
Comprehensive (loss) income:
Net loss	—	—	(30,334)	—	(30,334)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	2,217	2,217
Total comprehensive income	—	—	(30,334)	2,217	(28,117)
Share-based compensation expense	—	120	—	—	120
Balance at September 30, 2024	3,976,073	$106,790	$(77,360)	$(13,044)	$16,386
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(10,435)	$(30,334)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of investment premiums and discounts, net	(165)	(113)
Amortization and accretion of purchase loan premiums and discounts, net	(166)	51
Amortization of debt issuance costs	208	133
Amortization of core deposit intangible	35	35
Amortization of servicing assets of sold SBA loans	145	177

Provision for credit losses	1,826	4,776
Depreciation and amortization	765	823
Loss on sales of available-for-sale securities	—	24
Gain on sale of premises and equipment	(1)	(3)
Share-based compensation	3,102	120
Decrease in deferred tax assets	—	23,100
(Decrease) increase in deferred tax liabilities	(52)	723
Originations of loans held for sale, net	(627,502)	(415,600)
Proceeds from sale of loans held for sale	620,827	421,924
Loss (gain) on sale of loans, net	1,908	(402)
Write-down of other real estate owned	77	—
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	1,231	1,287
Decrease (increase) in other assets	1,969	(361)
Decrease in accrued expenses and other liabilities	(3,900)	(1,105)
Net cash (used in) provided by operating activities	(10,128)	5,255

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	—	2,281
Principal repayments on available-for-sale securities	2,908	2,987
Purchases of available-for-sale securities	(24,540)	(2,319)
Purchases of FRB stock	(1,075)	(19)
Redemptions of FHLB stock	100	729
Payments received on loans receivable, net	144,953	88,521
Purchases of loans receivable	(26,040)	(127)
Proceeds from maturity or sales on other investments	4,450	—
Purchases of premises and equipment	(92)	(152)
Proceeds from sale of premises and equipment	1	13
Proceeds from sale of other real estate owned	2,766	—
Net cash provided by investing activities	103,431	91,914

Cash Flows from Financing Activities:
Decrease in deposits, net	(135,742)	(15,422)
(Repayments) proceeds from FHLB daily borrowing, net	(3,000)	22,800
Repayments of FHLB long term borrowings	—	(30,000)
Proceeds from FRB and correspondent bank borrowings	70,000	22,000
Repayments of FRB and correspondent bank borrowings	(70,000)	(92,000)
Principal repayments of senior notes	(3,046)	—
Principal repayments of note payable	(162)	(160)
Increase in advances from borrowers for taxes and insurance	919	1,849
Proceeds from preferred stock issuance	5,450	—
Private Placement Costs for preferred stock	(351)	—
Proceeds from common stock issuance	85,572	—
Private Placement Costs for common stock	(4,023)	—
Net cash used in financing activities	(54,383)	(90,933)

Net increase in cash, cash equivalents and restricted cash	38,920	6,236

Cash, cash equivalents and restricted cash at beginning of period	162,610	66,536

Cash, cash equivalents and restricted cash at end of period	$201,530	$72,772

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Nine Months Ended September 30,
	2025	2024

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23,262	$25,182
Cash (refund from) paid for income taxes, net	(18)	500

Net change in unrealized gain on available-for-sale securities	(3,760)	(2,217)

Transfers of loans held for sale to loans receivable	4,048	5,526

Transfers of loans receivable to loans held for sale	—	(4,339)

Retained beneficial interest	606	—

Capitalized servicing assets	48	119

Capitalized project costs	98	—

Operating lease right-of-use assets	10	300

Increase (decrease) in interest rate swaps	(41)	(24)

Deferred cost for capital raise	(120)	—

Deferred debt issuance costs	23	—

Preferred Stock conversion to Common Stock	5,099	—

Senior debt conversion to common stock	(9,705)	—

Subordinated debt conversion to common stock	(2,000)	—

Accrued interest capitalized into principal	1,098	93
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 1.    Basis of Financial Statement Presentation
The accompanying unaudited interim condensed Consolidated Financial Statements of Patriot National Bancorp, Inc. (the “Company” or “PNBK”) and its wholly-owned subsidiaries, Patriot Bank, N.A. (the “Bank”), Patriot National Statutory Trust I and PinPat Acquisition Corporation (collectively, “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. The accompanying unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2024.
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
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the remainder of 2025.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Common Stock
On July 25, 2025, Unity Bancorp Inc. provided the Company with formal notice of its desire to convert 100% of its outstanding principal balance and accrued unpaid interest of its Amended Senior Note, in an aggregate amount of $2.0 million, into 2,673,369 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) at $0.75 per share. On July 26, 2025, American Bank Incorporated provided the Company with formal notice of its desire to convert 100% of its outstanding principal balance and accrued unpaid interest of its Amended Senior Note, in an aggregate amount of approximately $0.8 million, into 1,071,258 shares of Common Stock at $0.75 per share.

On August 29, 2025, the Company entered into a stock purchase agreement and a separate warrant purchase agreement with certain accredited Investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Offering”), an aggregate of 31,985,103 shares of the Company’s common stock (the “Shares”. The Shares consist of (a) 19,196,000 shares of the Company’s voting Common Stock (“Voting Common Stock”), and (b) 12,789,103 shares of the Company’s non-voting Common Stock (the “Non-Voting Common Stock”) that will be issuable six months after closing of the Offering upon exercise of three-year warrants (the “Warrants”). Upon such Warrant holders or their assignees meeting certain conditions (the “Non-Control Conditions”), the Non-Voting Common Stock may be exchanged for shares of Voting Common Stock. The Shares will be sold to the investors at a price per share of $1.25 per Share and the Warrants will be sold to investors at a price of $0.125 per warrant share. The Warrants are exercisable no earlier than six months after the closing of the Offering at an exercise price of $1.56 per share, subject to increase to as much as $1.685 per share under certain conditions. The proceeds from the Offering, prior to deducting the estimated offering expenses, are expected to be approximately $25.6 million. Estimated offering expenses are $250,000.
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
On July 3, 2025, the Series A Preferred Stock was converted into 7,266,560 shares of the Company’s Non-Voting Common Stock.

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
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBAs potential impact on its Consolidated Financial Statements, which are expected to be immaterial.
Recently adopted Accounting Pronouncements
ASU 2023-09
In December 2023, the FASB issued ASU 2023‑09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires more detailed disclosures of income taxes paid net of refunds received, income from continuing operations before income tax expense or benefit, and income tax expense from continuing operations. This standard was adopted by the Company for annual periods beginning on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3.     Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2025 and December 31, 2024 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2025:
Federal Farm Credit Bank	$13,903	$—	$(2,748)	$11,155
Fannie Mae	19,631	31	(1,939)	17,723
FHLMC	33,844	132	(3,888)	30,088
GNMA	30,524	—	(4,400)	26,124
U. S. Government agency and mortgage-backed securities	97,902	163	(12,975)	85,090
Corporate bonds	15,996	—	(2,501)	13,495
Subordinated notes	4,000	—	(375)	3,625
SBA loan pools	4,146	—	(807)	3,339
Total available-for-sale securities	$122,044	$163	$(16,658)	$105,549

December 31, 2024:
Federal Farm Credit Bank	$13,897	$—	$(3,355)	$10,542
Fannie Mae	11,468	—	(2,415)	9,053
FHLMC	18,942	—	(4,689)	14,253
GNMA	31,382	—	(5,007)	26,375
U. S. Government agency and mortgage-backed securities	75,689	—	(15,466)	60,223
Corporate bonds	15,996	—	(3,261)	12,735
Subordinated notes	4,000	—	(539)	3,461
SBA loan pools	4,562	—	(989)	3,573
Total available-for-sale securities	$100,247	$—	$(20,255)	$79,992

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of September 30, 2025 and December 31, 2024:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
September 30, 2025:
U. S. Government agency and mortgage-backed securities	$9,280	$(49)	$60,551	$(12,926)	$69,831	$(12,975)
Corporate bonds	—	—	13,495	(2,501)	13,495	(2,501)
Subordinated notes	—	—	3,625	(375)	3,625	(375)
SBA loan pools	—	—	3,339	(807)	3,339	(807)
Total available-for-sale securities	$9,280	$(49)	$81,010	$(16,609)	$90,290	$(16,658)

December 31, 2024:
U. S. Government agency and mortgage-backed securities	$4,170	$(160)	$56,053	$(15,306)	$60,223	$(15,466)
Corporate bonds	—	—	12,735	(3,261)	12,735	(3,261)
Subordinated notes	—	—	3,461	(539)	3,461	(539)
SBA loan pools	—	—	3,573	(989)	3,573	(989)
Total available-for-sale securities	$4,170	$(160)	$75,822	$(20,095)	$79,992	$(20,255)
At September 30, 2025 and December 31, 2024, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of September 30, 2025, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities at September 30, 2025. All debt securities in an unrealized loss position as of September 30, 2025 continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of September 30, 2025 and December 31, 2024, available-for-sale securities of $14.0 million and $60.2 million, respectively, were pledged to either the Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the FHLB and FRB.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of September 30, 2025 and December 31, 2024. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
September 30, 2025:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$13,495	$—	$13,495
Subordinated notes	3,000	1,000	—	4,000	2,723	902	—	3,625
SBA loan pools	—	—	4,146	4,146	—	—	3,339	3,339
Municipal bonds	—	—	—	—	—	—	—	—
Available-for-sale securities with stated maturity dates	3,000	16,996	4,146	24,142	2,723	14,397	3,339	20,459
U. S. Government agency and mortgage-backed securities	—	5,146	92,756	97,902	—	4,371	80,719	85,090
Total available-for-sale securities	$3,000	$22,142	$96,902	$122,044	$2,723	$18,768	$84,058	$105,549

December 31, 2024:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$12,735	$—	$12,735
Subordinated notes	3,000	1,000	—	4,000	2,610	851	—	3,461
SBA loan pools	—	—	4,562	4,562	—	—	3,573	3,573
Municipal bonds	—	—	—	—	—	—	—	—
Available-for-sale securities with stated maturity dates	3,000	16,996	4,562	24,558	2,610	13,586	3,573	19,769
U. S. Government agency and mortgage-backed securities	—	5,172	70,517	75,689	—	4,134	56,089	60,223
Total available-for-sale securities	$3,000	$22,168	$75,079	$100,247	$2,610	$17,720	$59,662	$79,992

Note 4.    Loans Receivable and Allowance for Credit Losses
As of September 30, 2025 and December 31, 2024, loans receivable, net, consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Loan portfolio segment:
Commercial Real Estate	$360,802	$419,489
Residential Real Estate	83,672	92,215
Commercial and Industrial	123,359	129,608
Consumer and Other	20,802	59,973
Construction	—	3,830
Construction to Permanent - CRE	31	2,357
Loans receivable, gross	588,666	707,472
Allowance for credit losses	(7,187)	(7,305)
Loans receivable, net	$581,479	$700,167

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Existing Loan Portfolio
Patriot’s lending activities have historically been conducted primarily in Fairfield and New Haven Counties in Connecticut, Westchester County in New York, and the five boroughs of New York City. Beginning in the third quarter of 2025, the Bank began to expand its footprint to add customers in the greater Los Angeles Metropolitan Statistical Area ("MSA").
The Bank’s existing loan portfolio has consisted of commercial real estate (“CRE”) loans, commercial and industrial loans, residential real estate loans (primarily purchased), consumer loans, and a limited volume of construction loans. Commercial and residential real estate loans are collateralized primarily by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations can be dependent to some degree on the regional economy and real estate market conditions.
Patriot maintains credit policies applicable to each lending activity and evaluates the creditworthiness of every borrower. Unless mitigating factors exist, commercial real estate loans are generally limited to 75% of the market value of the underlying collateral; multifamily real estate loans are limited to 75% to 80% loan-to-value; and construction loans (none currently outstanding) were limited to 75% of “as-completed” appraised value. Real estate is the primary form of collateral, although other collateral types include accounts receivable, inventory, marketable securities, time deposits and other business assets.
Commercial Real Estate Loans (“CRE” Loans)
CRE loans include both owner-occupied and non-owner-occupied properties. Non-owner-occupied CRE repayment depends primarily on rents from leases to third party tenants, successful management, marketing and expense supervision necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy.
Owner-occupied CRE loans are utilized by a business for the purpose of providing the space needs for that business and the running of its operations. Owner-occupied CRE depends on the borrower’s operating business cash flow. Repayment of these loans may be adversely affected by conditions in the specific owner’s industry in addition to the general economy.
In underwriting CRE loans, Patriot evaluates both the prospective borrower’s ability to make timely payments on the loan, the value of the property(ies) securing the loans and the net operating income generated by such property(ies). Repayment of such loans may be negatively impacted should the borrower default, the value of the property collateralizing the loan substantially declines, or there is deterioration in general economic conditions. Where the owner occupies the property, Patriot also evaluates the business’ ability to repay the loan on a timely basis and may require personal guarantees, lease assignments, and/or the guarantee of the operating company.
No commercial real estate loans were purchased during the three and nine months ended September 30, 2025.
Residential Real Estate Loans
The Bank’s residential real estate portfolio consists largely of purchased loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. During the three and nine months ended September 30, 2025, Patriot purchased $26.0 million and $26.0 million residential real estate loans, respectively. During the three and nine months ended September 30, 2024, Patriot purchased $41,000 and $127,000 of residential real estate loans, respectively. During the three and nine months ended September 30, 2025, the Bank sold $0.0 and

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
$28.9 million, respectively, of purchased residential real estate loans. The Company did not sell any residential real estate loans held for investment during 2024.
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
Patriot’s syndicated loan portfolio consists of one loan, which totaled $5.6 million and $5.7 million at September 30, 2025 and December 31, 2024, respectively. The syndicated loan is included in the commercial and industrial loan classification and is led by major financial institution as Lead Arranger, and referred to as a "Shared National Credit (“SNC”). SNC loans were determined to be complementary to the Bank’s existing commercial and industrial loan portfolio and product offerings. Further originations in this loan class are not expected.
SBA Loans
Patriot originated SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2020, the SBA temporarily increased the guarantees to 90% and reverted to75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $18.7 million and $29.9 million as of September 30, 2025 and December 31, 2024.
In the second quarter of 2025, the Bank made the decision to voluntarily suspend its status as a participant in SBA’s Preferred Lender Program (“PLP”). This decision was made in response to the Bank’s desire to temporarily exit the SBA lending business and the Bank’s Definitive Agreement with the Office of the Comptroller of the Currency (“OCC”). It is possible that the Bank will determine in the future that it is prudent to petition to the SBA for reinstatement in the PLP.
Consumer Loans
Consumer loans carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans, and carry generally low relative balances across a diverse borrowing pool. Probability of default is assessed based on FICO scores, debt to income ratios, historical loss rates other common consumer loan metrics.
In September 30, 2025, the bank sold a portfolio of 1,092 individual unsecured consumer loans purchased under a program from a third party with unpaid principal balance of $9 million. The sale reduced the Bank’s consumer loan exposure and loans outstanding under this program at September 30, 2025 and December 31, 2024 totaled $1.0 million and $20.7 million respectively. During the three and nine months ended September 30, 2025, the Bank sold $9.0 million of loans previously purchased under this program. No loans were sold during the three and nine months ended September 30, 2024.

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
During the three and nine months ended September 30, 2025 and 2024, Patriot did not purchase any home equity line of credit loans (“HELOC”). During the three and nine months ended September 30, 2025, the Bank sold $0.0 and $15.9 million, respectively, of HELOCs.
Construction Loans
No construction loans were outstanding at September 30, 2025. The Bank currently does not offer a construction lending product.
New Lending Programs
During the third quarter of 2025, the Bank re-started its loan origination activities and implemented three targeted lending initiatives designed to prudently diversify revenue and strengthen relationship banking among high-quality entrepreneurial borrowers. These programs are fully aligned with the Bank’s credit risk appetite, underwriting standards, and its overall strategic plan. At this time, no other commercial loan products are offered to our customers. As the successful implementation of these new lending programs progresses and matures, the Bank continues to evaluate additional commercial lending products consistent with its strategic plan and risk appetite.
Unsecured Line of Credit Program
In the third quarter of 2025, the Bank introduced a tailored unsecured line of credit product for qualifying clients. The facility provides short-term liquidity for qualified borrowers with substantial financial strength and established deposit or relationship history with the Bank. The proceeds of the lines of credit are utilized for business and investment purposes. Although contractually unsecured for strong credits, the Bank may require a pledge of eligible assets—including cash, marketable securities, or other high-value property—on an “abundance-of-caution” basis. Lines typically range from $250 thousand to $5 million, with maturities of one year, and are renewable annually subject to re-underwriting. The loans have prime-based interest rates with market origination fees.
Rediscount Line of Credit Program
During the third quarter of 2025 the Bank launched a rediscount lending facility that provides secured, revolving lines of credit to non-bank loan originators and private credit providers. Borrowers pledge single loans or pools of performing loans and leases. Typically, commercial real estate, residential real estate or equipment loans are provided as collateral, which may be replenished as the underlying loans pay down. Typical commitments range from $1 million to $15 million, with terms of 12 to 36 months and pricing on a floating rate basis. The facilities are full-recourse to the borrower and are governed by defined borrowing-base, collateral-performance, and reporting covenants.
Commercial Real Estate Program
During the third quarter of 2025 the Bank also established a CRE-lending program to finance properties for depositor and relationship clients. Loans generally range from $1 million to $25 million, are secured by first mortgages, and are underwritten to maximum loan-to-value ratios and appropriate debt-service coverage metrics. Interest rates are typically floating rates with terms of 12 to 60 months, and may include extension options.
All three programs are subject to the Bank’s existing credit policies, together with new, enhanced standards and underwriting guidelines. The new loan programs comply with the Bank’s concentration limits, and risk-management controls, including heightened portfolio management routines, borrower and guarantor liquidity testing, and ongoing regulatory reporting. Early production volumes in the third quarter of 2025 remain modest as the Bank completes pilot transactions and validates credit performance metrics. Each of the new loan products includes minimum deposit requirements designed to strengthen client relationships and promote additional business activities such as treasury management and card services.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
The Company adopted ASU 2016-13 on January 1, 2023, which introduced the current expected credit loss (“CECL”) methodology for estimating all expected losses over the life of a financial asset. Under the CECL methodology, the ACL is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, and have been characterized as non-accrual loans, evaluations are performed on an individual basis. For all loan segments collectively evaluated, losses are predicted over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period losses are reverted to long-term historical averages. The estimated credit losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.
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
Pursuant to guidance provided in OCC Bulletin 2020-49 and Interagency Policy Statement on Allowances for Credit Losses (May 8, 2020), the Bank introduced the use of qualitative factors (“Q-Factors”) in its ACL methodology and calculations in the second quarter of 2025. In the third quarter of 2025, management determined that Q-Factors would continue to be utilized in the ACL calculation.
The Company maintains an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $54,000 at September 30, 2025 and $182,000 at December 31, 2024.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the three months ended September 30, 2025 and 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
Three Months Ended September 30, 2025
Allowance for credit losses:
June 30, 2025	$2,436	$519	$1,785	$3,050	$5	$—	$7,795
Charge-offs	(144)	—	—	(292)	—	—	(436)
Recoveries	—	1	3	227	—	—	231
Provisions (credits)	212	285	1,642	(2,537)	(5)	—	(403)	(1)
September 30, 2025	$2,504	$805	$3,430	$448	$—	$—	$7,187

Three Months Ended September 30, 2024
Allowance for credit losses:
June 30, 2024	$7,958	$678	$1,215	$5,133	$5	$—	$14,989
Charge-offs	(124)	—	(122)	(1,266)	—	—	(1,512)
Recoveries	—	—	160	263	—	—	423
Provisions (credits)	1,211	(70)	(197)	143	(3)	—	1,084	(2)
September 30, 2024	$9,045	$608	$1,056	$4,273	$2	$—	$14,984
(1) The provision on credit losses included in the above table for the three months ended September 30, 2025 does not include the credit on unfunded loan commitments of $27,000.
(2) The provision on credit losses included in the above table for the three months ended September 30, 2024 does not include the credit on unfunded loan commitments of $58,000.

The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for the nine months ended September 30, 2025 and 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
Nine Months Ended September 30, 2025
Allowance for credit losses:
December 31, 2024	$2,241	$596	$1,077	$3,386	$5	$—	$7,305
Charge-offs	(779)	—	(130)	(1,962)	—	—	(2,871)
Recoveries	—	1	109	688	—	—	798
Provisions (credits)	1,042	208	2,374	(1,664)	(5)	—	1,955	(3)
September 30, 2025	$2,504	$805	$3,430	$448	$—	$—	$7,187

Nine Months Ended September 30, 2024
Allowance for credit losses:
December 31, 2023	$6,089	$607	$1,269	$7,843	$4	$113	$15,925
Charge-offs	(282)	(21)	(936)	(5,638)	—	—	(6,877)
Recoveries	—	—	238	828	—	—	1,066
Provisions (credits)	3,238	22	485	1,240	(2)	(113)	4,870	(4)
September 30, 2024	$9,045	$608	$1,056	$4,273	$2	$—	$14,984
(3) The provision on credit losses for the nine months ended September 30, 2025 does not include the credit on unfunded loan commitments of $128,000.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(4) The provision on credit losses for the nine months ended September 30, 2024 does not include the credit on unfunded loan commitments of $94,000.
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for allowance for credit losses as of September 30, 2025 and December 31, 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
September 30, 2025
Allowance for credit losses:
Individually evaluated loans	$116	$—	$1,564	$—	$—	$—	$1,680
Collectively evaluated loans	2,388	805	1,866	448	—	—	5,507
Total allowance for credit losses	$2,504	$805	$3,430	$448	$—	$—	$7,187

Loans receivable, gross:
Individually evaluated loans	$20,109	$57	$4,529	$—	$—	$31	$24,726
Collectively evaluated loans	340,693	83,615	118,830	20,802	—	—	563,940
Total loans receivable, gross	$360,802	$83,672	$123,359	$20,802	$—	$31	$588,666

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
December 31, 2024
Allowance for credit losses:
Individually evaluated loans	$403	$—	$60	$—	$—	$—	$463
Collectively evaluated loans	1,838	596	1,017	3,386	5	—	6,842
Total allowance for credit losses	$2,241	$596	$1,077	$3,386	$5	$—	$7,305

Loans receivable, gross:
Individually evaluated loans	$19,335	$—	$3,323	$—	$—	$2,357	$25,015
Collectively evaluated loans	400,154	92,215	126,285	59,973	3,830	—	682,457
Total loans receivable, gross	$419,489	$92,215	$129,608	$59,973	$3,830	$2,357	$707,472
Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including covenant compliance, cash flow from business operations, loan to value ratios, debt service coverage ratios, and credit scores.
Patriot employs a risk rating system as part of the risk assessment of its loan portfolio. At origination, credit officers are required to assign a risk rating to each loan in their portfolio, which is ratified or modified by the Internal Asset Review Committee (“IARC”) to which the loan is submitted for approval. If developments occur on a loan that manifest as potential or well-defined weaknesses, in the credit officer’s portfolio of responsibility, the risk rating is reviewed and adjusted, as applicable. In carrying out its oversight responsibilities, the IARC can adjust a risk rating based on available information from the borrower and from asset valuations in the market. In addition, the risk ratings on all commercial loans over $250,000 are reviewed by the IARC annually.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Additionally, Patriot retains an independent third-party loan review firm to perform an annual analysis of the results of its risk rating process, among other credit and portfolio management functions. The semi-annual review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the semi-annual review, are required to be reported to the IARC.
When assigning a risk rating to a loan, management utilizes the Bank’s internal eleven grade risk rating system. An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories:
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
Charge-offs of loans to reduce the loan to its recoverable value that are solely collateral dependent, generally occur immediately upon confirmation of the partial loss amount. Loans that are cash flow dependent are modeled to reflect the expected cash flows through expected loan maturity, including any proceeds from refinancing or principal curtailment. A specific reserve may be established for the amount by which the net investment in the loan exceeds the present value of discounted cash flows. Charge-offs on cash flow dependent loans also generally occur immediately upon confirmation of the partial loss amount. If either type of loan is classified as “Loss”, meaning full loss on the loan is expected, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold. In accordance with Federal Financial Institutions Examination Council published policies establishing uniform criteria for the classification of retail credit based on delinquency status, “Open-end” credits are typically charged off once they reach 180 days past due and “Closed-end” credits are typically charged off once they reach 120 days past due, with limited exceptions for loans secured by 1-4 family residential real estate.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Vintage Analysis
The following tables summarize loans by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of September 30, 2025:

	Term of Loans by Origination
As of September 30, 2025:	2025	2024	2023	2022	2021	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$19,229	$—	$87,292	$90,159	$80,052	$56,628	$—	$333,360
Special mention	—	—	3,643	—	—	1,210	—	4,853
Substandard	—	—	183	6,871	10,784	4,751	—	22,589
Total	19,229	—	91,118	97,030	90,836	62,589	—	360,802
Current period gross charge-offs	—	—	—	—	—	779	—	779
Residential Real Estate:
Pass	1,126	3,165	—	5,318	21,932	50,097	1,058	82,696
Special mention	—	—	—	—	—	919	—	919
Substandard	—	—	—	—	—	57	—	57
Total	1,126	3,165	—	5,318	21,932	51,073	1,058	83,672
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and Industrial:
Pass	5,848	756	3,598	11,687	17,782	5,692	63,192	108,555
Special mention	—	—	3	17	35	439	4,206	4,700
Substandard	—	—	271	351	842	6,379	2,261	10,104
Total	5,848	756	3,872	12,055	18,659	12,510	69,659	123,359
Current period gross charge-offs	—	—	—	—	—	130	—	130
Consumer and Other:
Pass	203	262	431	582	9	13,666	5,339	20,492
Substandard	—	—	25	34	—	—	251	310
Total	203	262	456	616	9	13,666	5,590	20,802
Current period gross charge-offs	—	91	1,642	229	—	—	—	1,962
Construction:
Pass	—	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	—	—
Construction to Permanent - CRE:
Substandard	—	—	—	—	31	—	—	31
Total	—	—	—	—	31	—	—	31

Total loans	$26,406	$4,183	$95,446	$115,019	$131,467	$139,838	$76,307	$588,666
Total Current period gross charge-offs	$—	$91	$1,642	$229	$—	$909	$—	$2,871

Loans receivable, gross:
Pass	$26,406	$4,183	$91,321	$107,746	$119,775	$126,083	$69,589	$545,103
Special mention	—	—	3,646	17	35	2,568	4,206	10,472
Substandard	—	—	479	7,256	11,657	11,187	2,512	33,091
Total Loans receivable, gross	$26,406	$4,183	$95,446	$115,019	$131,467	$139,838	$76,307	$588,666
Total Current period gross charge-offs	$—	$91	$1,642	$229	$—	$909	$—	$2,871

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of September 30, 2025:

(In thousands)	Performing (Accruing) Loans
As of September 30, 2025:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$—	$—	$330,360	$330,360	$3,000	$333,360
Special mention	—	—	—	—	4,853	4,853	—	4,853
Substandard	—	—	—	—	5,480	5,480	17,109	22,589
	—	—	—	—	340,693	340,693	20,109	360,802
Residential Real Estate:
Pass	479	—	—	479	82,217	82,696	—	82,696
Special mention	184	—	—	184	735	919	—	919
Substandard	—	—	—	—	—	—	57	57
	663	—	—	663	82,952	83,615	57	83,672
Commercial and Industrial:
Pass	321	1,098	—	1,419	105,137	106,556	1,999	108,555
Special mention	—	—	—	—	4,700	4,700	—	4,700
Substandard	—	351	—	351	6,289	6,640	3,464	10,104
	321	1,449	—	1,770	116,126	117,896	5,463	123,359
Consumer and Other:
Pass	219	26	—	245	20,247	20,492	—	20,492
Substandard	—	—	—	—	—	—	310	310
	219	26	—	245	20,247	20,492	310	20,802
Construction:
Pass	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—
Construction to Permanent - CRE:
Substandard	—	—	—	—	—	—	31	31
	—	—	—	—	—	—	31	31

Total	$1,203	$1,475	$—	$2,678	$560,018	$562,696	$25,970	$588,666

Loans receivable, gross:
Pass	$1,019	$1,124	$—	$2,143	$537,961	$540,104	$4,999	$545,103
Special mention	184	—	—	184	10,288	10,472	—	10,472
Substandard	—	351	—	351	11,769	12,120	20,971	33,091
Loans receivable, gross	$1,203	$1,475	$—	$2,678	$560,018	$562,696	$25,970	$588,666

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of September 30, 2025 and December 31, 2024:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of September 30, 2025:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$3,000	$3,000	$—	$3,000
Substandard	3,270	—	7,534	10,804	6,305	17,109
Residential Real Estate:
Substandard	—	—	57	57	—	57
Commercial and Industrial:
Pass	—	—	1,999	1,999	—	1,999
Substandard	2,208	—	1,246	3,454	10	3,464
Consumer and Other:
Substandard	—	2	308	310	—	310
Construction to permanent - CRE:
Substandard	—	—	31	31	—	31
Total non-accruing loans	$5,478	$2	$14,175	$19,655	$6,315	$25,970

As of December 31, 2024:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$4,461	$4,461	$1,510	$5,971
Substandard	974	—	7,947	8,921	4,442	13,363
Residential Real Estate:
Substandard	—	—	109	109	—	109
Commercial and Industrial:
Pass	—	—	2,349	2,349	—	2,349
Substandard	2	—	978	980	12	992
Consumer and Other:
Substandard	—	6	724	730	—	730
Construction to permanent - CRE:
Substandard	—	—	2,357	2,357	—	2,357
Total non-accruing loans	$976	$6	$18,925	$19,907	$5,964	$25,871
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $1.8 million and $3.0 million would have been recognized during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, additional interest income (net of cash collected) of approximately $0.9 million and $2.2 million would have been recognized, respectively.
Interest income collected and recognized on non-accruing loans for the three and nine months ended September 30, 2025 was $234,000 and $251,000, respectively. During the three and nine months ended September 30, 2024, interest income collected and recognized on non-accruing loans was $325,000 and $543,000, respectively.

Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by segment as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025			December 31, 2024
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$19,891	$36,424	$—	$18,361	$34,224	$—
Residential Real Estate	57	58	—	—	—	—
Commercial and Industrial	1,934	2,370	—	1,831	2,251	—
Construction to permanent - CRE	31	149	—	2,357	2,476	—
	21,913	39,001	—	22,549	38,951	—
With a related allowance recorded:
Commercial Real Estate	218	2,026	116	974	969	403
Commercial and Industrial	2,595	5,031	1,564	1,492	1,810	60
	2,813	7,057	1,680	2,466	2,779	463

Individually evaluated loans, Total:
Commercial Real Estate	20,109	38,450	116	19,335	35,193	403
Residential Real Estate	57	58	—	—	—	—
Commercial and Industrial	4,529	7,401	1,564	3,323	4,061	60
Construction to permanent - CRE	31	149	—	2,357	2,476	—
Total	$24,726	$46,058	$1,680	$25,015	$41,730	$463

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes additional information regarding individually evaluated loans by segment for the three and nine months ended September 30, 2025 and 2024:

	Three Month Ended September 30,				Nine Months Ended September 30,
(In thousands)	2025		2024		2025		2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$20,046	$—	$3,923	$—	$21,890	$18	$3,922	$—
Residential Real Estate	58	2	—	—	59	2	—	—
Commercial and Industrial	1,933	—	4,479	125	2,003	—	3,720	236
Construction to permanent - CRE	31	—	2,357	—	1,427	—	2,411	—
	22,068	2	10,759	125	25,379	20	10,053	236
With a related allowance recorded:
Commercial Real Estate	218	63	24,627	59	318	63	25,018	274
Commercial and Industrial	2,596	169	—	—	2,623	169	—	—
	2,814	232	24,627	59	2,941	232	25,018	274
Individually evaluated loans, Total:
Commercial Real Estate	20,264	63	28,550	59	22,208	81	28,940	274
Residential Real Estate	58	2	—	—	59	2	—	—
Commercial and Industrial	4,529	169	4,479	125	4,626	169	3,720	236
Construction to permanent - CRE	31	—	2,357	—	1,427	—	2,411	—
Total	$24,882	$234	$35,386	$184	$28,320	$252	$35,071	$510
Credit losses for loans that no longer share similar risk characteristics with the collectively evaluated pools are excluded from the collective evaluation and estimated on an individual basis (individually evaluated loans). Individual evaluations are performed for non-accrual loans in excess of $100,000 as well as selected substandard loans. Specific allowances were estimated based on one of several methods, including the estimated fair value of the underlying collateral, observable market value of similar debt or the present value of expected cash flows.
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
During the three and nine months ended September 30, 2025 and 2024, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and nine months ended September 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. As of September 30, 2025 and December 31, 2024, there were no commitments to advance additional funds under the modified loans.

Note 5.    Loans Held for Sale
SBA Loans held for sale
SBA Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of September 30, 2025 and December 31, 2024, there were no SBA loans held for sale. During the three and nine months ended September 30, 2025, no SBA loans previously classified as held for sale were transferred to held for investment. $5.5 million SBA held for sale loans were transferred to held for investment in the three and nine months ended September 30, 2024.
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
Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by a third party, amounted to approximately $32.8 million and $43.8 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the servicing asset has a carrying value of $0.6 million and $0.7 million, respectively, and fair value of $0.7 million and $0.8 million, respectively. Income and fees collected for loan servicing are credited to non-interest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loans held for sale - Digital Payments Loans
The Bank's Digital Payments Division has entered into a Program Management Agreement with a Buyer. Under the agreement, Patriot originates commercial credit card loans that are marketed by the buyer. As of September 30, 2025 and December 31, 2024, the Bank had credit card loans held for sale totaling $15.0 million and $11.4 million, respectively. The credit card loans are expected to be held for no longer than three days before being sold to the buyer. The credit card loans are fully cash-secured by deposits at Patriot. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.
Loans held for sale Residential Mortgage Loans
In the second quarter of 2025, the Bank exited the residential mortgage origination business. As of September 30, 2025 and December 31, 2024, the Company reported residential mortgage loans held for sale totaling $0 and $4.3 million, respectively. These loans are recorded at the lower of aggregate cost or market value. For the three and nine months ended September 30, 2025, a total gain on sale of $0 and $79,000 was recorded, respectively. As of September 30, 2025 and December 31, 2024, the Company reported a servicing asset related to sold mortgage loans of $72,000 and $27,000, respectively. As of September 30, 2024 and December 31, 2023, the Company reported a servicing asset related to sold mortgage loans of $8,000 and $0, respectively. During the three and nine months ended September 30, 2025, $0.3 million and $4.0 million, respectively, of residential mortgage loans previously classified as held for sale were transferred to held for investment. No residential mortgage held for sale loans were transferred to held for investment in the three and nine months ended September 30, 2024.
The following table presents an analysis of the activity in the servicing assets for SBA loans and residential mortgage loans for the three and nine months ended September 30, 2025 and 2024:

	Three Month Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$745	$790	$766	$857
Servicing rights capitalized	—	38	48	111
Servicing rights amortized	—	(15)	(33)	(49)
Servicing rights disposed	(76)	(22)	(112)	(128)
Ending balance	$669	$791	$669	$791

Note 6.    Deposits
The following table presents the balance of deposits held, by category as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Non-interest bearing	$87,766	$119,212

Interest bearing:
Negotiable order of withdrawal accounts	22,845	31,549
Savings deposits	32,478	38,743
Interest bearing DDA	158,620	110,448
Money market	162,948	262,023
Certificates of deposit, $250,000 or less	119,329	162,533
Certificates of deposit, more than $250,000	60,221	65,278
Specialty - Other Deposits	16,178	—
Brokered deposits	170,470	176,811
Interest bearing, total	743,089	847,385

Total Deposits	$830,855	$966,597

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The deposits from Digital Payments Division are included in the non-interest-bearing deposits, interest bearing demand deposit accounts ("DDA") and money market deposits, and totaled approximately $236.9 million and $265.5 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	Certificates of Deposit $250,000 or less	Certificates of Deposit more than $250,000	Brokered Deposits	Total
Demand	$—	$—	$111,259	$111,259
1 year or less	$105,213	$56,280	$54,169	$215,662
More than 1 year through 2 years	13,470	3,941	5,042	22,453
More than 2 years through 3 years	484	—	—	484
More than 3 years through 4 years	146	—	—	146
More than 4 years through 5 years	16	—	—	16
	$119,329	$60,221	$170,470	$350,020

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
As of September 30, 2025 and December 31, 2024, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other non-interest income on the Consolidated Statements of Operations during the three and nine months ended September 30, 2025 and 2024.
Information about the valuation methods used to measure the fair value of derivatives is provided in Note 12 to the Consolidated Financial Statements.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
September 30, 2025
Classified in Other Assets:
3rd party interest rate swap	$1,261	3.80	4.38%	1 Mo. SOFR + 2.00%	$42

Classified in Other Liabilities:
Customer interest rate swap	1,261	3.80	4.38%	1 Mo. SOFR + 2.00%	(42)

December 31, 2024
Classified in Other Assets:
3rd party interest rate swap	1,290	4.50	4.38%	1 Mo. SOFR + 2.00%	83

Classified in Other Liabilities:
Customer interest rate swap	1,290	4.50	4.38%	1 Mo. SOFR + 2.00%	(83)

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
The 2020 Plan was amended primarily to (i) reduce the total number of shares authorized for issuance thereunder from 3,000,000 shares to 400,000 shares; and (ii) limit the maximum number of shares of Company’s Common Stock granted during a single fiscal year to any non-employee director, together with any cash fees paid to such director, to be no more than a total value of $300,000. As of September 30, 2025, 200,342 shares of stock were available for issuance under the Plan. In accordance with the terms of the Plan, the vesting of RSAs may be accelerated at the discretion of the Compensation Committee of the Board of Directors. The Compensation Committee sets the terms and conditions applicable to the vesting of RSAs. RSAs granted to directors and employees generally vest in quarterly or annual installments over a three, four or five year period from the date of grant.
The following is a summary of the status of the Company’s restricted shares under the Amended and Restated 2020 Plan and changes for the three and nine months ended September 30, 2025 and 2024:

Three months ended September 30, 2025:	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2025	15,280	$4.78
Vested	—	$—
Forfeited	—	$—
Unvested at September 30, 2025	15,280	$4.78

Nine months ended September 30, 2025:
Unvested at December 31, 2024	146,185	$2.87
Vested	(5,103)	$6.86
Forfeited	(125,802)	$3.08
Unvested at September 30, 2025	15,280	$4.78

Three months ended September 30, 2024	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2024	108,839	$4.16
Granted	53,125	$1.60
Unvested at September 30, 2024	161,964	$3.32

Nine months ended September 30, 2024:
Unvested at December 31, 2023	17,506	$6.09
Granted	144,458	$2.98
Unvested at September 30, 2024	161,964	$3.32

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company recognizes compensation expense for all director and employee share-based compensation awards on a straight-line basis over the requisite service period, which is equal to the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value.
For the three and nine months ended September 30, 2025, the Company recognized in total RSA share-based compensation an expense of $9,000 and a credit of $(7,000), respectively, primarily due to RSA forfeitures in the second quarter of 2025. For the three-month period, the expense included $2,000 related to employees' RSA and $7,000 for directors' RSA compensation. For the nine-month period, the credit comprised $(27,000) for employees' RSA compensation and $20,000 for directors' RSA compensation.
For the three and nine months ended September 30, 2024, the Company recognized total RSA share-based compensation expense of $55,000 and $120,000, respectively. The share-based compensation attributable to employees of Patriot amounted to $43,000 and $88,000, respectively.
Unrecognized compensation expense attributable to the unvested restricted RSAs outstanding as of September 30, 2025 amounted to $47,000, which amount is expected to be recognized over the weighted average remaining life of the awards of 2.0 years.
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
Under the 2025 Plan, various types of awards can be issued, including Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (RSUs), Performance Units, and Other Stock-Based Awards, as defined within the 2025 Plan. The maximum number of shares of Common Stock, Options, and/or Stock Appreciation Rights that may be granted under the 2025 Plan is capped at twenty percent (20%) of the total outstanding shares of Common Stock, including both voting and non-voting shares, with a minimum threshold of 10,000,000 shares.
The following is a summary of the status of the Company’s restricted stock units under the 2025 Plan and changes for the three and nine months ended September 30, 2025:

Three months ended September 30, 2025:	Number of Restricted Stock Unites	Weighted Average Grant Date Fair Value
Unvested at June 30, 2025	7,165,122	$1.00
Granted	3,223,695	$1.04
Vested	(1,167,297)	$1.00
Unvested at September 30, 2025	9,221,520	$1.01

Nine months ended September 30, 2025:	Number of Restricted Stock Unites	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	11,401,215	$1.01
Vested	(2,179,695)	$1.00
Unvested at September 30, 2025	9,221,520	$1.01
The Company recognizes compensation expense for all RSUs on a straight-line basis over the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the three and nine months ended September 30, 2025, the Company recognized total share-based compensation expense for RSUs of $1.7 million and $3.1 million, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Unrecognized compensation expense attributable to the unvested RSUs outstanding as of September 30, 2025 amounted to $8.8 million, which amount is expected to be recognized over the weighted average remaining life of the awards of 1.44 years.
Stock Options
On June 26, 2025, the Company granted stock options to purchase 400,000 shares of Common Stock at an exercise price of $1.40 per share. The options vest and become exercisable starting on the grant date, subject to the terms and conditions outlined in the 2025 Plan and award agreement, including any applicable acceleration provisions.

On July 30, 2025, the Company granted stock options to purchase 450,000 shares of Common Stock at an exercise price of $1.59 per share. The options vest and become exercisable starting on the grant date, subject to the terms and conditions outlined in the 2025 Plan and award agreement, including any applicable acceleration provisions.
The total estimated compensation expense related to these stock options for the three and nine months ended September 30, 2025 was $10,000 and $54,000, respectively. The expense is recorded in employee compensation costs and director fees on the Consolidated Statements of Operations.
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
Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three and nine months ended September 30, 2025, Patriot made matching contributions to the 401(k) Plan of $44.0 thousand and $0.2 million, respectively. During the three and nine months ended September 30, 2024, compensation expense under the 401(k) aggregated $68.0 thousand and $0.2 million, respectively.

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
On June 3, 2025, the Company entered into a Securities Purchase Agreement with accredited investors, facilitating a registered direct offering. The Company issued and sold 8,524,160 shares of its Common Stock, at a price of $1.25 per share. The net proceeds of the offering was approximately $10.47 million after estimated expenses.
On July 3, 2025 all Series A Preferred Stock was converted into 7,266,560 shares of the Company’s Common Stock.

During the three and nine months ended September 30, 2025, the Company granted restricted stock units (“RSUs”) and stock options under the 2025 Plan as part of its equity compensation program. Each RSU grants the recipient the right to receive one share of Common Stock on settlement. For the three months ended September 30, 2025, the Company granted an aggregate of 1,501,667 RSUs, and for the nine months ended September 30, 2025, the Company granted an aggregate of 10,254,187 RSUs. The RSUs generally vest in equal annual installments over a three-year period from the grant date, subject to continued service. A portion of the RSUs granted during the period vest in equal monthly installments over 12 and 36 months, also subject to continued service.

Information regarding the Company’s stock option grants during the period is provided in Note 8 – Share-Based Compensation and Employee Benefit Plan.
On July 25, 2025, Unity Bancorp Inc. provided the Company with formal notice of its desire to convert 100% of its outstanding principal balance and accrued unpaid interest of its Amended Senior Note, in an aggregate amount of approximately $2.0 million, into 2,673,369 shares of Common Stock at $0.75 per share. On July 26, 2025, American Bank Incorporated provided the Company with formal notice of its desire to convert 100% of its outstanding principal balance and accrued unpaid interest of its Amended Senior Note, in an aggregate amount of $0.8 million, into of 1,071,258 shares of Common Stock at $0.75 per share.

On August 29, 2025, the Company entered into a stock purchase agreement and a separate warrant purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors, an aggregate of 31,985,103 shares of the Company’s Common Stock. The Shares consist of (a) 19,196,000 shares of the Company’s voting Common Stock, and (b) 12,789,103 shares of the Company’s non-voting Common Stock that will be issuable six months after closing of the Offering upon exercise of three-year warrants. Upon such Warrant holders or their assignees meeting certain conditions, the Non-Voting Common Stock may be exchanged for shares of Voting Common Stock. The Shares will be sold to the Investors at a price per share of $1.25 per Share and the Warrants will be sold to Investors at a price of $0.125 per warrant share. The Warrants are exercisable no earlier than six months after the closing of the Offering at an exercise price of $1.56 per share, subject to increase to as much as $1.685 per share under certain conditions. The proceeds from the Offering, prior to deducting the estimated offering expenses, are expected to be approximately $25.6 million. Estimated offering expenses are $250,000.
These transactions affect the weighted average number of shares outstanding.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the computation of basic and diluted loss per share for the three and nine months ended September 30, 2025 and 2024, including the effects of the Private Placement.

(Net loss in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Basis loss per share:
Net loss attributable to Common shareholders	$(2,654)		$(26,954)		$(10,432)		$(30,334)
Divided by:
Weighted average shares outstanding	99,937,915		3,976,073		63,946,427		3,976,073

Basic loss per share of common stock	$(0.03)		$(6.78)		$(0.16)		$(7.63)

Diluted loss per share:
Net loss attributable to Common shareholders	$(2,654)		$(26,954)		$(10,432)		$(30,334)

Weighted average shares outstanding	99,937,915		3,976,073		63,946,427		3,976,073

Effect of potentially dilutive restricted shares of common stock	—	(1)	—	(2)	—	(3)	—	(4)

Divided by:
Weighted average diluted shares outstanding	99,937,915		3,976,073		63,946,427		3,976,073

Diluted loss per share of common stock	$(0.03)		$(6.78)		$(0.16)		$(7.63)

(1)	The weighted average diluted shares outstanding does not include 5,809,410 anti-dilutive restricted shares of common stock for the three months ended September 30, 2025.
(2)	The weighted average diluted shares outstanding does not include 91,697 anti-dilutive restricted shares of common stock for the three months ended September 30, 2024.
(3)	The weighted average diluted shares outstanding does not include 8,616,493 anti-dilutive restricted shares of common stock for the nine months ended September 30, 2025.
(4)	The weighted average diluted shares outstanding does not include 44,296 anti-dilutive restricted shares of common stock for the nine months ended September 30, 2024.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Financial instruments with credit risk at September 30, 2025 and December 31, 2024 are as follows:

(In thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit:
Unused lines of credit	$37,090	$61,910
Construction to Perm - CRE	524	860
Home equity lines of credit	11,099	24,476
Future loan commitments	—	325
	$48,713	$87,571
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $54,000 and $182,000 as of September 30, 2025 and December 31, 2024, respectively, which is included in accrued expenses and other liabilities.
Standby letters of credit are written commitments issued by Patriot to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.
As of September 30, 2025, the Bank has an irrevocable stand-by letter of credit for a maximum of $45 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary. This letter of credit was originally set to expire on April 30, 2025, but in April 2025, the expiration date was extended to April 30, 2026.
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
Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 5%. However, regardless of a financial institution’s ratios, the OCC may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer of 2.5% has been included in the minimum capital adequacy ratios as of September 30, 2025.

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

On January 17, 2025, the OCC notified the Bank that, in connection with the entry into the OCC Agreement, the individual minimum capital ratios previously established on April 17, 2024 for the Bank has been terminated. The same minimum capital ratios were re-established within the OCC Agreement under its Capital Plan and Higher Minimums Articles so that all capital requirements are governed by the OCC Agreement. Under these provisions, the Bank must maintain, on an ongoing basis, a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total capital ratio of 11.50%.
The Bank has been working to address each of the items identified in the OCC Agreement. Among other efforts, the Company has completed three equity issuances in the nine months ended September 30, 2025, in furtherance of its obligations under the Capital Plan and Higher Minimums Articles and the Strategic Plan Article in the OCC Agreement.
As of September 30, 2025, the Private Placement resulted in capital ratios that are in excess of the minimums required by the OCC Agreement. Although the Private Placement on March 20, 2025, has resulted in the Bank's capital ratios exceeding both standard "well capitalized" levels and the higher minimums set forth in the OCC Agreement, the Bank remains classified as "adequately capitalized" rather than "well capitalized" due to the specific terms of that agreement.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company and Bank’s regulatory capital amounts and ratios at September 30, 2025 and December 31, 2024 are summarized as follows:

		September 30, 2025				December 31, 2024
		Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual		$130,042	21.29%	$117,368	19.19%	$44,534	6.07%	$56,536	7.71%
To be Well Capitalized	(1)	—	—	61,154	10.00%	—	—	73,309	10.00%
For capital adequacy		48,856	8.00%	48,923	8.00%	58,667	8.00%	58,648	8.00%
Individual minimum capital ratio	(2)	—	—%	70,327	11.50%	—	—%	84,306	11.50%

Tier 1 Capital (to risk weighted assets):
Actual		117,701	19.27%	113,374	18.54%	33,545	4.57%	55,546	7.58%
To be Well Capitalized	(1)	—	—	48,923	8.00%	—	—	58,648	8.00%
For capital adequacy		36,642	6.00%	36,692	6.00%	44,001	6.00%	43,986	6.00%
Individual minimum capital ratio	(2)	—	—%	61,154	10.00%	—	—%	73,309	10.00%

Common Equity Tier 1 Capital (to risk weighted assets):
Actual		109,701	17.96%	113,374	18.54%	25,545	3.48%	55,546	7.58%
To be Well Capitalized	(1)	—	—	39,750	6.50%	—	—	47,651	6.50%
For capital adequacy		27,481	4.50%	27,519	4.50%	33,000	4.50%	32,989	4.50%
Individual minimum capital ratio	(2)	—	—%	61,154	10.00%	—	—%	73,309	10.00%

Tier 1 Leverage Capital (to average assets):
Actual		117,701	12.42%	113,374	11.95%	33,545	3.50%	55,546	5.79%
To be Well Capitalized	(1)	—	—	47,420	5.00%	—	—	47,948	5.00%
For capital adequacy		37,917	4.00%	37,936	4.00%	38,368	4.00%	38,358	4.00%
Individual minimum capital ratio	(2)	—	—%	85,356	9.00%	—	—%	86,306	9.00%
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 12. Fair Value and Interest Rate Risk
Patriot measures the carrying value of certain financial assets and liabilities at fair value, as required by its policies as a financial institution and by U.S. GAAP. The carrying values of certain assets and liabilities are measured at fair value on a recurring basis, such as available-for-sale securities; while other assets and liabilities are measured at fair value on a non-recurring basis due to external factors requiring management’s judgment to estimate potential losses of value resulting in asset impairments or the establishment of valuation reserves. Measuring assets and liabilities at fair value may result in fluctuations to carrying value that have a significant impact on the results of operations or other comprehensive income for the period and period over period.
Following is a detailed summary of the guidance provided by U.S. GAAP regarding the application of fair value measurements and Patriot’s application thereof. Additionally, the following information includes detailed summaries of the effects fair value measurements have on the carrying amounts of asset and liabilities presented in the Consolidated Financial Statements.
The objective of fair value measurement is to value an asset that may be sold or a liability that may be transferred at the estimated value which might be obtained in a transaction between unrelated parties under current market conditions. U.S. GAAP establishes a framework for measuring assets and liabilities at fair value, as well as certain financial instruments classified in equity. The framework provides a fair value hierarchy, which prioritizes quoted prices in active markets for identical assets and liabilities and minimizes unobservable inputs, which are inputs for which market data are not available and that are developed by management using the best information available to develop assumptions about the value market participants might place on the asset to be sold or liability to be transferred.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. The carrying amount of the investment in the Solomon Hess SBA Loan Fund is considered comparable to fair value due to its short-term nature.
Federal Reserve Bank Stock and Federal Home Loan Bank Stock
Shares in the FRB and FHLB are purchased and redeemed based upon their par value. The stocks are non-marketable equity securities, and as such, are considered restricted securities that are carried at cost.
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
Other Real Estate Owned (“OREO”)
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
Retained Beneficial Interest

In 2023, the Company entered into a loss sharing agreement with a third party seller in which the third party seller agreed to reimburse the Company for losses related to consumer loans that the Company had purchased from the seller. In 2025, the Company sold a pool of those consumer loans to a third party. The Company retained the rights under the loss sharing agreement for the loans sold. Upon the sale of the loans, the retained interest in the loss sharing agreement was recognized at fair value as an asset on the balance sheet. The fair value of the retained interest was estimated by discounting the expected future cash flows under the loss sharing agreement.

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of September 30, 2025 and December 31, 2024:

(In thousands)		September 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,106	$2,106	$3,295	$3,295
Interest-bearing deposits due from banks	Level 1	178,889	178,889	144,273	144,273
Restricted cash	Level 1	20,535	20,535	15,042	15,042
Available-for-sale securities	Level 2	93,791	93,791	68,869	68,869
Available-for-sale securities	Level 3	11,758	11,758	11,123	11,123
Other investments	Level 2	—	—	4,450	4,450
Federal Reserve Bank stock	Level 2	2,452	2,452	1,377	1,377
Federal Home Loan Bank stock	Level 2	679	679	779	779
Loans receivable, net	Level 3	581,479	560,767	700,167	675,901
Loans held for sale	Level 2	18,408	18,408	15,702	15,702
Servicing assets	Level 3	669	663	766	852
Other real estate owned	Level 2	—	—	2,843	2,843
Accrued interest receivable	Level 2	4,257	4,257	5,488	5,488
Retained beneficial interest	Level 3	606	606	—	—
Interest rate swap receivable	Level 2	42	42	83	83

Financial assets, total		$915,671	$894,953	$974,257	$950,077

Financial Liabilities:
Demand deposits	Level 2	$87,766	$87,766	$119,212	$119,212
Negotiable order of withdrawal accounts	Level 2	22,845	22,845	31,549	31,549
Savings deposits	Level 2	32,478	32,478	38,743	38,743
Interest bearing DDA	Level 2	158,620	158,620	110,448	110,448
Money market deposits	Level 2	162,948	162,948	262,023	262,023
Time deposits	Level 2	179,550	168,729	227,811	227,515
Brokered deposits	Level 1	170,470	170,592	176,811	176,544
Specialty - Other Deposits	Level 1	16,178	16,178	—	—
FHLB, FRB and correspondent bank borrowings	Level 2	—	—	3,000	3,000
Senior notes	Level 2	—	—	11,861	11,677
Subordinated debt	Level 2	8,283	8,134	9,898	9,575
Junior subordinated debt owed to unconsolidated trust	Level 2	8,155	8,155	8,147	8,147
Note payable	Level 3	—	—	162	158
Accrued interest payable	Level 2	380	380	1,417	1,417
Interest rate swap liability	Level 2	42	42	83	83
Financial liabilities, total		$847,715	$836,867	$1,001,165	$1,000,091

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of September 30, 2025 and December 31, 2024:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2025:
U. S. Government agency and mortgage-backed securities	$—	$85,090	$—	$85,090
Corporate bonds	—	1,737	11,758	13,495
Subordinated notes	—	3,625	—	3,625
SBA loan pools	—	3,339	—	3,339
Municipal bonds	—	—	—	—
Available-for-sale securities	$—	$93,791	$11,758	$105,549

Interest rate swap receivable	$—	$42	$—	$42

Interest rate swap liability	$—	$42	$—	$42

December 31, 2024:
U. S. Government agency and mortgage-backed securities	$—	$60,223	$—	$60,223
Corporate bonds	—	1,612	11,123	12,735
Subordinated notes	—	3,461	—	3,461
SBA loan pools	—	3,573	—	3,573
Municipal bonds	—	—	—	—
Available-for-sale securities	$—	$68,869	$11,123	$79,992

Interest rate swap receivable	$—	$83	$—	$83

Interest rate swap liability	$—	$83	$—	$83
As of September 30, 2025 and December 31, 2024, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three and nine months ended September 30, 2025 and 2024, the Company had no transfers into or out of Levels 1, 2 or 3.
The reconciliation of the beginning and ending balances during the three and nine months ended September 30, 2025 and 2024 for Level 3 available-for-sale securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Level 3 fair value, beginning of period	$11,477	$10,365	$11,123	$10,262
Unrealized gain	281	776	635	879
Level 3 fair value, end of period	$11,758	$11,141	$11,758	$11,141
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
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2025:
Individually evaluated loans, net	$23,046	Real Estate Appraisals	Discount for appraisal type	8.0%	-	20%

Servicing assets	663	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%

December 31, 2024:
Individually evaluated loans, net	$24,552	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Servicing assets	852	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
The estimated fair value amounts have been measured as of September 30, 2025 and December 31, 2024, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 13. Other Real Estate Owned

OREO consists of a foreclosed residential property from a residential loan receivable. As of September 30, 2025 and December 31, 2024, the Company reported OREO of nil and $2.843 million, respectively. A valuation allowance of $253,000 was recorded against the OREO property in the first quarter of 2025. The OREO property was sold during the quarter ended September 30, 2025 for a gain of $176,000. The following table presents an analysis of the activity related to the OREO property for the three and nine months ended September 30, 2025.

	Three Month Ended September 30, 2025	Nine Months Ended September 30, 2025

Beginning Balance	$2,590	$2,843
Write-downs	—	(253)
Sale	(2,590)	(2,590)
Ending Balance	$—	$—

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 14. Segment Information
The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered. Patriot’s only business segment is Community Banking. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated and financial performance is evaluated on a company-wide basis, as presented in the Company’s Consolidated Statements of Income. The CODM will evaluate the financial performance of the Company’s business such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results on a consolidated basis are used in assessment performance and in establishing compensation. Interest earning assets consist of commercial and consumer loans, investment securities and cash and provide the majority of interest income in the Community Banking segment. Interest bearing liabilities consist of non-maturity and time deposits, FHLB and FRB advances and other borrowings and generate the majority of interest expense. The consolidated results of operations also include provisions for credit losses, non-interest income and expenses. All operations are domestic.
The Company's segment assets represent its total assets as presented in the Consolidated Balance Sheet.

Note 15. Subsequent Events
The Company has evaluated events and transactions occurring subsequent to September 30, 2025, through the date the financial statements were issued. Based on this evaluation, management determined that there were no events requiring adjustment to, or disclosure in, the accompanying Consolidated Financial Statements. Specifically, there were no material changes in capital stock, long-term debt, working capital, or commitments; no significant contingent liabilities; and no changes in accounting policies or internal controls. There were no impairments, losses, or other matters affecting asset values. The analysis of the allowance for credit losses was completed, reviewed, and approved by management and the appropriate Board committee, with no significant changes noted in methodology or classifications. Except for routine investment transactions, there were no significant sales or purchases of investments other than those reported as of September 30, 2025.

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
(1)We are operating under a formal agreement with the Office of the Comptroller of the Currency (“OCC”) requiring our Board of Directors to implement enhancements in strategic planning, capital planning, Bank Secrecy Act/Anti-Money Laundering compliance, payment activities oversight, credit administration, and concentration risk management. The agreement reflects the OCC’s supervisory view that our controls in these areas must be strengthened. Failure to meet the agreement’s requirements on a timely basis could result in additional regulatory actions or restrictions, which could adversely affect our operations and financial condition.
(2)Our Digital Payments Division relies on third-party program managers and processors to operate programs under our Bank Identification Numbers. Because certain transactions occur through their systems, our visibility and direct control over all activities may be limited. This structure increases our exposure to fraud, compliance failures, and operational issues by third parties, which could result in financial losses, regulatory action, network penalties, and reputational harm.
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
(18)changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
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
(28)the premiums paid for the guaranteed portion of U.S. Small Business Administration (“SBA”) loans by third party investors;
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

Summary
The Company reported net loss of $2.7 million or $0.03 basic and diluted loss per share for the quarter ended September 30, 2025, compared to a net loss of $27.0 million or $6.78 basic and diluted loss per share for the quarter ended September 30, 2024.
For the nine months ended September 30, 2025, the net loss was $10.4 million, or $0.16 basic and diluted loss per share, compared to a net loss of $30.3 million, or $7.63 basic and diluted loss per share for the nine months ended September 30, 2024. This represents a year-over-year decrease in net loss of $19.9 million.

For the three months ended September 30, 2025, net interest income increased $11,000 compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, net interest income decreased $2.3 million, compared to the nine months ended September 30, 2024, due to an intentional decline in loan balances. The Company reported a decrease in gross loans of $118.8 million in 2025, from $707.5 million at December 31, 2024 to $588.7 million at September 30, 2025. The Company has continued the trend of restricting loan growth and allowing loans to pay down as the balance sheet is reduced in order to strengthen capital ratios.
Private Placement

On March 20, 2025, the Company entered into (i) securities purchase agreements with its President and director, Steven Sugarman, and three co-lead investors, and (ii) securities purchase agreements with other accredited investors (collectively, and together with the Co-Lead Investors and the Lead Party).
In addition, on March 20, 2025, the Company completed a $57.8 million private placement of: (i) shares of the Company’s common stock, par value 0.01 per share (“Common Stock”), at a purchase price of $0.75 per share, and (ii) shares of a new series of the Company’s preferred stock, no par value per share, designated as Series A Non-Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”), with a liquidation preference of $60 per share (the “Private Placement”).
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
Registered Direct Offering
On June 3, 2025, the Company completed its registered direct offering of 8,524,160 shares of its common stock at a purchase price of $1.25 per share, raising gross proceeds of $10.7 million.

On August 29, 2025, the Company entered into a stock purchase agreement and a separate warrant purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Offering”), an aggregate of 31,985,103 shares of the Company’s common stock, $0.01 par value per share (the “Shares” or the “Common Stock”). The Shares consist of (a) 19,196,000 shares of the Company’s voting Common Stock (“Voting Common Stock”), and (b) 12,789,103 shares of the Company’s non-voting Common Stock (the “Non-Voting Common Stock”) that will be issuable six months after closing of the Offering upon exercise of three-year warrants (the “Warrants”). Upon such Warrant holders or their assignees meeting certain conditions (the “Non-Control Conditions”), the Non-Voting Common Stock may be exchanged for shares of Voting Common Stock. The Shares will be sold to the Investors at a price per share of $1.25 per Share and the Warrants will be sold to Investors at a price of $0.125 per warrant share. The Warrants are exercisable no earlier than six months after the closing of the Offering at an exercise price of $1.56 per share, subject to increase to as much as $1.685 per share under certain conditions. The proceeds from the Offering, prior to deducting the estimated offering expenses, are expected to be approximately $25.6 million. Estimated offering expenses are $250,000.
As of September 30, 2025, the Private Placement and Registered Direct Offerings results in capital ratios that are in excess of the minimums required by the OCC Agreement.
Conversions
On July 3, 2025, the Company converted all outstanding shares of Series A Preferred Stock into 7,266,560 shares of Non-Voting Common Stock.
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

FINANCIAL CONDITION
Total assets decreased $61.5 million to $950.8 million as of September 30, 2025, compared to $1.01 billion at December 31, 2024, primarily due to the decline in gross loans receivable of $118.8 million, partially offset by a $38.9 million increase in cash, cash equivalents and restricted cash as of September 30, 2025.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash increased from $162.6 million at December 31, 2024 to $201.5 million at September 30, 2025. The increase in 2025 was primarily driven by loan repayments and sales of loan receivable, and cash proceeds from issuance of common and preferred stock shares, partially offset by a $135.7 million reduction in deposits. Following the completion of the Private Placement, the Company reduced excess cash by lowering deposits. For further details, refer to the Consolidated Statements of Cash Flows.

Investments
The following table is a summary of the Company’s investment securities portfolio, at fair value, as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,	Increase /(Decrease)
(In thousands)	2025	2024	($)	(%)

Federal Farm Credit Bank	13,902	10,542	3,360	31.87%
Fannie Mae	$19,631	$9,053	$10,578	116.85%
FHLMC	33,844	14,253	19,591	137.46%
GNMA	$30,524	$26,375	$4,149	15.73%
U. S. Government agency and mortgage-backed securities	97,902	60,223	37,679	62.56%
Corporate bonds	13,495	12,735	760	5.97%
Subordinated notes	3,625	3,461	164	4.74%
SBA loan pools	3,339	3,573	(234)	(6.55)%
Total available-for-sale securities, at fair value	105,549	79,992	25,557	31.95%

Other investments, at cost	—	4,450	(4,450)	(100.00)%

Total investment securities	$105,549	$84,442	$21,107	25.00%

Total investments increased by $21.1 million, from $84.4 million at December 31, 2024 to $105.5 million at September 30, 2025. The increase in the nine months ended September 30, 2025 was primarily attributable to a $25 million purchase, $4.5 million reduction in Other Investment, $3.8 million reduction in unrealized losses on securities, partially offset by principal paydown of $3.4 million. During the nine months ended September 30, 2025, the Bank did not sell any available-for-sale securities.
As of September 30, 2025 and December 31, 2024, forty-two out of forty-six and 44 out of 44, respectively, available-for-sale securities had unrealized losses with an aggregate decline of 15.6% and 20.2% from the amortized cost of those securities, respectively.
Loans held for investment
The following table provides the composition of the Company’s loan held for investment portfolio as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$360,802	61.29%	419,489	59.30%
Residential Real Estate	83,671	14.21%	92,215	13.03%
Commercial and Industrial	123,358	20.96%	129,608	18.32%
Consumer and Other	20,802	3.53%	59,973	8.48%
Construction	—	—%	3,830	0.54%
Construction to permanent - CRE	31	0.01%	2,357	0.33%
Loans receivable, gross	588,664	100.00%	707,472	100.00%
Allowance for credit losses	(7,187)		(7,305)
Loans receivable, net	$581,477		$700,167

The Company’s loan portfolio decreased $118.8 million, from $707.5 million at December 31, 2024 to $588.7 million at September 30, 2025. The Company has continued the trend of restricting loan growth and allowing loans to pay down as the balance sheet is reduced in order to strengthen capital ratios. For the nine months ended September 30, 2025, the Company sold

$15.9 million Home Equity Line of Credit loans and $28.9 million purchased residential restate loans, resulting in a recognized net loss of $1.0 million on the sale. No loans were sold during the three and nine months ended September 30, 2024.
SBA loans held for investment were included in the commercial real estate loans and commercial and industrial loan classifications above. As of September 30, 2025 and December 31, 2024, SBA loans included in the commercial real estate loans were $9.9 million and $18.7 million, respectively. As of September 30, 2025 and December 31, 2024, SBA loans included in the commercial and industrial loans were $8.8 million and $11.2 million, respectively.
At September 30, 2025, the net loan to deposit ratio was 70.0% and the net loan to total assets ratio was 61.2%. At December 31, 2024, these ratios were 72.4% and 69.2%, respectively.
Commercial Real Estate Loans ("CRE")
The following table provides the composition of the commercial real estate loan portfolio segment as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
Commercial Real Estate
CRE owner occupied	$70,342	19.50%	$83,934	20.01%
CRE multifamily	50,602	14.02%	77,443	18.46%
CRE office	35,505	9.84%	55,900	13.33%
CRE retail	44,394	12.30%	46,946	11.19%
Other CRE non-owner occupied	159,959	44.33%	155,266	37.01%
Total	$360,802	100.00%	$419,489	100.00%

The following table provides the commercial real estate loan portfolio segment by geographic concentrations as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025		December 31, 2024
	Amount	%	Amount	%
New York	$176,628	48.95%	$208,093	49.61%
Connecticut	79,309	21.98%	98,342	23.44%
New Jersey	23,632	6.55%	26,861	6.40%
Outside Market (1)	81,234	22.51%	86,193	20.55%

Total Commercial Real Estate	$360,803	100.00%	$419,489	100.00%
(1) Outside Market consists of loans in all other states, none of which are greater than 5% of the total.
In accordance with OCC Bulletin 2006-46, "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices: Interagency Guidance on CRE Concentration Risk Management", and the Joint Interagency Guidance (71 FR 74580), the Bank monitors its CRE lending relative to total capital. As of September 30, 2025, the Bank’s CRE concentration was 267% of total Tier 1 capital plus allowance for credit loss, below the Bank’s concentration policy limit of 350%. This concentration level is slightly above the 300% supervisory monitoring threshold outlined in the guidance. Exceeding this threshold does not, by itself, indicate unsafe or unsound banking practices; however, it subjects the Bank to heightened supervisory expectations for portfolio management, risk assessment, and capital planning. Management maintains portfolio management procedures, underwriting standards, and stress testing practices consistent with these regulatory expectations. For purposes of calculating the Bank’s CRE concentration in accordance with this regulatory guidance, owner-occupied CRE loans are excluded from the CRE total and classified as commercial and industrial (“C&I”) loans; however, the CRE portfolio tables above include owner-occupied CRE for presentation purposes.

Allowance for Credit Losses ("ACL") on Loans

The allowance for credit losses on loans was $7.2 million as of September 30, 2025, compared to $7.3 million as of December 31, 2024, a reduction of $0.1 million. The reduction in allowance was mainly attributed to a decrease in reserve for loan portfolio sale. Based upon the overall assessment and evaluation of the loan portfolio as of September 30, 2025, management has determined that the $7.2 million allowance for credit loss representing 1.22% of gross loans, is adequate to cover expected credit losses under current economic conditions. This assessment follows current expected credit loss ("CECL") guidance, which requires estimating expected losses over the life of the loans, considering historical data, current conditions, and future forecasts.
Pursuant to guidance provided in OCC Bulletin 2020-49 and Interagency Policy Statement on Allowances for Credit Losses (May 8, 2020), the Bank refined the use of qualitative factors (“Q-Factors”) in its ACL methodology and calculations in the third quarter of 2025.
Beginning in the second quarter of 2025, the Bank implemented the use of qualitative factors (“Q Factors”) in its ACL methodology and calculations. The application of the chosen Q-Factors added a net 12 bps to the overall reserves for third quarter of 2025 – unchanged from the second quarter of 2025. The model-only ACL yielded 1.10% of total reserves – and the addition of 12 bps of Q-Factors increased the final ACL to 1.22% of total loans.
The Q-Factors are applied to specific loan pools and are quantified using management’s best estimates. As noted below, a total of 15 bps of Q-Factors was applied, but because the application is on a pool-by-pool basis, the net effect is only 12 bps across total loans.
The following table provides detail of activity in the allowance for credit losses on loans for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024

Balance at beginning of the period	$7,795	$14,989	$7,305	$15,925
Charge-offs:
Commercial Real Estate	(144)	(124)	(779)	(282)
Residential Real Estate	—	—	—	(21)
Commercial and Industrial	—	(122)	(130)	(936)
Consumer and Other	(292)	(1,266)	(1,962)	(5,638)
Total charge-offs	(436)	(1,512)	(2,871)	(6,877)
Recoveries:
Residential Real Estate	1	—	1	—
Commercial and Industrial	3	160	109	238
Consumer and Other	227	263	688	828
Total recoveries	231	423	798	1,066

Net charge-offs	(205)	(1,089)	(2,073)	(5,811)

Provision for credit losses	(403)	1,084	1,955	4,870
Balance at end of the period	$7,187	$14,984	$7,187	$14,984

Ratios:
Net charge-offs to average loans (annualized)	(0.14)%	(0.56)%	(0.42)%	(0.96)%
Allowance for credit losses to total loans	1.22%	1.98%	1.22%	1.98%
Allowance for credit losses to nonaccrual loans	27.67%	41.01%	27.67%	41.01%

For the three months ended September 30, 2025, net charge-offs decreased $1.9 million to $205,000, with a net charge-offs to average loans ratio of 0.14%, compared to $1.1 million and 0.56% for the three months ended September 30, 2024.
For the nine months ended September 30, 2025, net charge-offs declined $3.7 million to $2.1 million, with a net charge-offs to average loans ratio of 0.36% , down from $5.8 million and 0.96% for the nine months ended September 30, 2024.
The reduction in net charge-offs for both three and nine months ended September 30, 2025 was primary driven by a $3.7 million decrease in charge-offs related to purchased unsecured consumer loans as the portfolio balances have declined.
The average loan balance decreased by $63.3 million, from $783.8 million for the three months ended September 30, 2025, to $588.4 million for the three months ended September 30, 2025. For the nine-month period, the average loan balance decreased $158.3 million, from $810.1 million in 2024 to $651.8 million in 2025. This decrease in average loan balance for the three and nine months ended September 30, 2025, reflects the Company's continued approach of limiting loan growth and allowing loans to pay down to strengthen capital ratios as the balance sheet is reduced.
As of September 30, 2025 and September 30, 2024, the ACL was $7.2 million and $15.0 million, respectively. The decrease was due to significant charge-offs of reserved CRE and consumer loans in 2024, which also impacted the ACL to loans ratio of 1.22% as of September 30, 2025, compared to an ACL of $15.0 million and an ACL to loans ratio of 1.98% as of September 30, 2024.
The non-accrual loan balance was $26.0 million as of September 30, 2025, compared to $36.5 million as of September 30, 2024. The allowance for credit losses to non-accrual loans ratio was 27.67% as of September 30, 2025, compared to 41.10% as of September 30, 2024. The rate at September 30, 2024 was significantly higher due to reserves on individually evaluated CRE loans that were subsequently charged-off after September 30, 2024.
The following table provides an allocation of allowance for credit losses on loans by portfolio segment:

(In thousands)	September 30, 2025		December 31, 2024
	Allowance for credit losses	Percent of loans in each category to total loans	Allowance for credit losses	Percent of loans in each category to total loans
Commercial Real Estate	$2,504	61.29%	$2,241	59.30%
Residential Real Estate	805	14.21%	596	13.03%
Commercial and Industrial	3,430	20.96%	1,077	18.32%
Consumer and Other	448	3.53%	3,386	8.48%
Construction	—	—%	5	0.54%
Construction to permanent - CRE	—	0.01%	—	0.33%
Total Allowance for credit losses	$7,187	100.00%	$7,305	100.00%

Non-performing Assets
The following table presents non-performing assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Non-accruing loans:
Commercial Real Estate	$20,109	$19,334
Residential Real Estate	57	109
Commercial and Industrial	5,463	3,341
Consumer and Other	310	730
Construction to Permanent - CRE	31	2,357
Total non-accruing loans	25,970	25,871

Other real estate owned	$—	$2,843
Total nonperforming assets	$25,970	$28,714

Nonperforming assets to total assets	2.73%	2.84%
Nonperforming loans to total loans, net	4.47%	3.69%
As of September 30, 2025, non-accrual loans decreased to $26.0 million, compared to $28.7 million as of December 31, 2024. The non-accrual loans at September 30, 2025 was comprised of 177 borrowers. Of these, 20 loans were individually evaluated, and the specific reserve was $1.7 million. All individually evaluated loans were collateral dependent loans, the Bank has obtained appraisal reports from independent licensed appraisal firms and discounted those values based on the Bank’s experience selling Other Real Estate Owned (“OREO”) properties and for estimated selling costs to determine estimated impairment. No individually evaluated loans were cash flow dependent loans.
As of December 31, 2024, the $28.7 million of non-accrual loans was comprised of 335 borrowers. Of which, 14 loans were individually evaluated, and a specific reserve of $0.5 million was established.
Loans held for sale
SBA loans held for sale totaled zero as of September 30, 2025 and December 31, 2024. SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value.
As of September 30, 2025 and December 31, 2024, the credit card loans held for sale from Digital Payments division totaled $18.4 million and $11.4 million, respectively. The credit card loans are expected to be held for no longer than three days before being sold. The credit card receivable are fully cash-secured by deposits at Patriot. The credit card loans are sold to the third party as a whole loan sale transaction, priced at Par, thus there is no servicing asset or gain or loss on sale.
As of September 30, 2025 and December 31, 2024, the Company reported residential mortgage loans held for sale totaling $0 and $4.3 million, respectively. These loans are recorded at the lower of aggregate cost or market value. For the three and nine months ended September 30, 2025, a total gain on sale of $0 and $79,000 was recorded, respectively. A servicing asset of $72,000 was recognized as of September 30, 2025. In April 2025, the Company decided to close the Residential Mortgage Division.

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
Deferred tax assets ("DTA") were zero both at September 30, 2025 and December 31, 2024 as Patriot recorded a full valuation allowance against all of the DTAs as of September 30, 2024. Patriot evaluates its ability to realize its deferred tax assets on a quarterly basis. In doing so, management considers all available evidence, both positive and negative, to determine whether it is more likely than not that the deferred tax assets will be realized. The Company will continue to evaluate its ability to realize its deferred tax assets. If future evidence suggests that it is more likely than not that additional deferred tax assets will be realized, the valuation allowance will be adjusted.
The Company is currently assessing the tax basis treatment of its loan servicing assets in consultation with its tax advisors. Preliminary analysis indicates that, under current tax regulations, no tax basis may be recognized for these assets, which could give rise to a deferred tax liability. The Company is evaluating whether a change in accounting method is required and expects to complete its assessment prior to year-end. Any resulting adjustment will be reflected in the period the evaluation is finalized.
The effective tax benefit rate for the three months ended September 30, 2025 was (0.19)%, compared to the effective tax provision rate for the three months ended September 30, 2024 of 1067.85%. The effective tax benefit and provision rates for the nine months ended September 30, 2025 and September 30, 2024 were (0.51)% and 363.40%, respectively. The Company’s effective rate for the three and nine months ended September 30, 2025 was affected by the change in the valuation allowance and for the three and nine months ended September 30, 2024 was affected by state taxes and non-deductible expenses and the full valuation allowance against all of the DTAs in the third quarter of 2024.
As of September 30, 2025, Patriot had available approximately $48.9 million of Federal net operating loss carryforwards (“NOL”) that are offset by $15.5 million in §382 limitations imposed by the Internal Revenue Code. After applying the limitation, Patriot has $33.4 million post-change NOL which do not expire. Patriot has not performed an analysis on the post-change NOL, but the potential impact of any additional limitation would not be material to the financial statements due to the fact that the NOL are fully offset by a valuation allowance.
Patriot has approximately $63.5 million of NOLs available for Connecticut tax purposes at September 30, 2025, which may be used to offset up to 50% of taxable income in any year. Approximately $63.2 million of the NOL will expire between 2030 and 2044 and approximately $3.3 million of the NOL will expire beginning in 2055.
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

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	September 30,	December 31,	Increase/(Decrease)
	2025	2024	$	%
Non-interest bearing:
Non-interest bearing	$82,385	$106,689	$(24,304)	(22.78)%
Non-interest bearing DDA- Digital Payments	5,381	12,523	(7,142)	(57.03)%
Total non-interest bearing	87,766	119,212	(31,446)	(26.38)%

Interest bearing:
Negotiable order of withdrawal accounts (NOW)	22,845	31,549	(8,704)	(27.59)%
Savings	32,478	38,743	(6,265)	(16.17)%
Interest bearing DDA	19,707	—	19,707	#DIV/0!
Interest bearing DDA - Digital Payments	138,913	110,448	28,465	25.77%
Money market	152,728	195,369	(42,641)	(21.83)%
Money market - Digital Payments	10,220	66,654	(56,434)	(84.67)%
Certificates of deposit, $250,000 or less	119,329	162,533	(43,204)	(26.58)%
Certificates of deposit, more than $250,000	60,221	65,278	(5,057)	(7.75)%
Specialty - Other Deposits	16,178	—	16,178	—%
Brokered deposits	170,470	176,811	(6,341)	(3.59)%
Total Interest bearing	743,089	847,385	(104,296)	(12.31)%
Total Deposits	$830,855	$966,597	$(135,742)	(14.04)%

Total Digital Payments deposits	$236,886	$265,542	(28,656)	-10.79%

Total retail branch bank deposits	$352,388	$412,960	$(60,572)	(14.67)%

Total uninsured deposits	$162,347	$297,845	$(135,498)	(45.49)%
Uninsured deposits to total deposits	19.54%	30.81%
Total deposits decreased by $135.7 million, from $966.6 million as of December 31, 2024, to $830.9 million as of September 30, 2025.
Non-GAAP Financial Measures:
In addition to evaluating the Company's financial performance in accordance with U.S. GAAP, management may evaluate certain non-GAAP financial measures, such as uninsured deposits to total deposits excluding Digital Payments deposits. A computation and reconciliation of non-GAAP financial measures used for these purposes is contained in the accompanying Reconciliation of U.S. GAAP to Non-GAAP Measures tables. We believe that by excluding Digital Payments deposits, management can present a view of uninsured deposits that better reflects the Company's traditional deposit base, providing investors with useful information for understanding our uninsured deposits position and financial stability. Digital Payments deposits are analyzed for FDIC insurance at the Program Manager level. Certain accounts are reciprocal deposits through the IntraFi network and therefore the entire deposit balances qualify for FDIC insurance. The remaining deposit balances are aggregated at the Program Manager level, and any deposits exceeding $250,000 are considered uninsured.

The non-GAAP financial measures should not be considered a substitute for GAAP basis measures and results, and we strongly encourage investors to review our Consolidated Financial Statements in their entirety and not to rely on any single financial measure.
Reconciliation of U.S. GAAP to Non-GAAP Measures (unaudited):

(Dollars in thousands)	September 30, 2025	December 31, 2024
Non-GAAP Uninsured deposits to total deposits excluding Digital Payments deposits
Total deposits	$830,855	$966,597
Digital Payments deposits	236,886	265,542
Non-GAAP total deposits excluding Digital Payments deposits	593,969	701,055

Total uninsured deposits	$175,745	$297,845
Total uninsured Digital Payments deposits	101,821	187,048
Total uninsured deposits excluding Digital Payments deposits	73,924	110,797

Non-GAAP uninsured deposits to total deposits excluding Digital Payments deposits	12.45%	15.80%

Borrowings
Total borrowings were $16.4 million and $33.1 million as of September 30, 2025 and December 31, 2024, respectively. Borrowings consist primarily of Federal Home Loan Bank (“FHLB”) advances, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes and junior subordinated debentures contain affirmative covenants that require the Company to maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
Federal Home Loan Bank borrowings
As of September 30, 2025, the Company had $114.6 million in book value and $78.7 million in discounted value of pledged collateral with the FHLB-B. The pledged collateral consisted of a mixture of residential and commercial real estate loans and lines of credit. The maximum borrowing capacity is limited to the lesser of 5.00% of the Bank’s most recently reported Call Report total assets or the discount value of the pledged collateral. Accordingly, as of September 30, 2025 the Company’s maximum borrowing capacity with the FHLB-B is $48.0 million. Of this amount, $45.0 million was used by a standby letter of credit, as described further in Note 10 Financial Instruments with Off-Balance-Sheet Risk. Additionally, $250,000 of the maximum borrowing capacity was used by an overnight line of credit designed to cover the Bank for temporary overdraft positions. As of September 30, 2025 and December 31, 2024, no funds had been borrowed under the overnight line of credit.
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. Outstanding advances from the FHLB-B decreased from $3.0 million at December 31, 2024 to zero at September 30, 2025.
Interest expense incurred for the three and nine months ended September 30, 2025 were nil and $3,000, respectively. Interest expense incurred for the three and nine months ended September 30, 2024 were $0.3 million and $1.0 million, respectively.

Correspondent Bank - Line of Credit
Patriot has entered into unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent banks. As of September 30, 2025, no unsecured lines of credit were available. Borrowings available under the agreements totaled $5.0 million December 31, 2024. The purpose of the agreements is to provide a credit facility intended to satisfy overnight federal account balance requirements and to provide for daily settlement of Federal Reserve Bank (“FRB”), Automated Clearing House (“ACH”), and other clearinghouse transactions.
There was no outstanding balance under the agreements at September 30, 2025 and December 31, 2024. No Interest expense incurred for the three and nine months ended September 30, 2025. For three and nine months ended September 30, 2024, interest expense incurred was $2,000 and $4,000, respectively.
Other Borrowing
The Federal Reserve Bank of New York (“FRBNY”) accepts securities and loan pledges from qualifying depository institutions to secure borrowings from the Federal Reserve Discount Window (“Discount Window”). Patriot has pledged eligible securities and loans as collateral to support its borrowing capacity at the FRBNY. As of September 30, 2025, Patriot had pledged eligible securities and loans with a book value of $58.2 million and a collateral value of $33.0 million. During the three and nine months ended September 30, 2025, the Company borrowed zero and $70.0 million, respectively, from the Discount Window and repaid the amounts in full within the same periods. Related interest expense was zero and $98,000, respectively. In the corresponding 2024 periods, no borrowings were made and no interest expense was incurred.
In July 2023, the Bank established a collateralized funding line of $73.8 million at par value under the Federal Reserve's temporary Bank Term Funding Program (“BTFP”). The program provided additional funding to eligible depository institutions, assuring they can meet the needs of all their depositors. The program served as an additional source of liquidity against high-quality securities, eliminating the need of an institution to quickly sell those securities in times of stress. The line allowed for a fixed rate borrowing at market rates, for up to one year, with repayment permitted at any time without penalty. The BTFP ceased allowing any new advances after March 11, 2024. The outstanding BTFP borrowing was paid off as of December 31, 2024. No  interest expense incurred for the three and nine months ended September 30, 2025. Interest expense incurred for the three and nine months ended September 30, 2024 was $0.6 million and $2.3 million, respectively.
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
On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate senior notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the 2022 Senior Notes, the Company incurred $326,000 of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. At September 30, 2025 and December 31, 2024, $0 and $139,000 of unamortized debt issuance costs were deducted from the face amount of the 2022 Subordinated Notes included in the Consolidated Balance Sheet, respectively.
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
On September 4, 2025, the remaining principal balance of the Senior Notes were repaid in full.
For the three and nine months ended September 30, 2025, the Company recognized interest expense of $0.1 million and $0.6 million, respectively. Interest expense incurred for the three and nine months ended September 30, 2024 was $0.3 million and $0.9 million, respectively.
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
The Subordinated Notes initially bore interest at 6.25% per annum, from and including June 29, 2018, to but excluding, June 30, 2023, payable semi-annually in arrears. From and including June 30, 2023, until but excluding June 30, 2028 or an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR, which was replaced by Secured Overnight Financing Rate (“SOFR”) in 2023 (but not less than zero) plus 332.5 basis points, payable quarterly in arrears. The Company may, at its option, beginning on June 30, 2023 and on any scheduled interest payment date thereafter, redeem the Subordinated Notes.
In connection with the issuance of the Subordinated Notes, the Company incurred $291,000 of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At September 30, 2025 and December 31, 2024, $64,000 and $102,000 of unamortized debt issuance costs were deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheets, respectively.
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
For the three and nine months ended September 30, 2025, the Company recognized interest expense of $0.2 million and $0.5 million, respectively. Interest expense incurred for the three and nine months ended September 30, 2024 was $0.2 million and 0.7 million, respectively.

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
The junior subordinated debentures bear interest at three-month SOFR plus 3.15% and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240,000 is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. As of September 30, 2025 and December 31, 2024, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $0.1 million and $0.1 million, respectively, and accrued interest on the junior subordinated debentures was $8,000 and $0.2 million, respectively.
For the three and nine months ended September 30, 2025, the Company recognized interest expense of $0.2 million and $0.5 million, respectively. Interest expense incurred for the three and nine months ended September 30, 2024 was $0.2 million and 0.5 million, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. As of September 30, 2025 and December 31, 2024, the outstanding balance on the note was $0 and $162,000, respectively. The note is secured by a first Mortgage Deed and Security Agreement on the purchased property. The note originally set to mature in August 2024, was extended from August 25, 2024 to September 1, 2025, with the Bank continuing its scheduled principal and interest payments. The note is secured by a first mortgage deed and security agreement on the purchased property.
For the three and nine months ended September 30, 2025, the Company recognized interest expense of nil and $1,000, respectively. Interest expense incurred for the three and nine months ended September 30, 2024 was $1,000 and $4,000, respectively.
Derivatives
As of September 30, 2025, Patriot has two interest rate swaps (“swaps”). One swap is with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other swap is with an outside third party. The customer interest rate swap is matched in offsetting terms to the third party interest rate swap. The swaps are reported at fair value in other assets or other liabilities on the consolidated balance sheets. Patriot’s swaps are derivatives, but are not designated as hedging instruments, thus any net gain or loss resulting from changes in the fair value is recognized in other non-interest income. The Company recognized no gain on the swaps for the three and nine months ended September 30, 2025 and 2024.
Further discussion of the fair value of derivatives is set forth in Note 7 Derivatives to the Consolidated Financial Statements.

Equity
Equity increased $90.8 million, from $4.3 million at December 31, 2024 to $95.0 million at September 30, 2025. This increase was primarily due to a net capital raise of $57.75 million from the Private Placement on March 20, 2025, net proceeds of $10.47 million from a registered direct offering on June 3, 2025, net proceeds of $24.0 million from a registered direct offering on September 2, 2025, and a net reduction of $3.8 million in net unrealized losses on securities, partially offset by a net loss of $10.4 million for the nine months ended September 30, 2025.
Off-Balance Sheet Commitments
The Company’s off-balance sheet commitments primarily consist of commitments to lend of $48.7 million and $87.6 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, the Bank has an irrevocable stand-by letter of credit for a maximum of $45 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary. This letter of credit was originally set to expire on April 30, 2025, but in April 2025, the expiration date was extended to April 30, 2026.

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended September 30, 2025 and 2024:

(In thousands)	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$588,449	$8,565	5.77%	$783,787	$11,704	5.92%
Investments	92,367	646	2.80%	96,654	729	3.02%
Cash equivalents and other	210,849	2,332	4.39%	27,509	381	5.49%

Total interest earning assets	891,665	11,543	5.14%	907,950	12,814	5.60%

Cash and due from banks	(1,609)			24,653
Allowance for credit losses	(7,712)			(14,646)
OREO	394			2,843
Other assets	44,463			46,832

Total Assets	$927,201			$967,632

Liabilities
Interest bearing liabilities:
Deposits	$743,806	$6,090	3.25%	$699,661	$6,189	3.51%
Borrowings	—	—	—%	86,527	926	4.25%
Senior notes	2,860	105	14.69%	11,805	290	9.83%
Subordinated debt	16,432	338	8.16%	18,029	409	9.00%
Note Payable	17	—	—%	232	1	1.71%

Total interest bearing liabilities	763,115	6,533	3.40%	816,254	7,815	3.80%

Demand deposits	79,678			101,026
Other liabilities	7,950			8,609

Total Liabilities	850,743			925,889

Shareholders' equity	76,458			41,743

Total Liabilities and Shareholders' Equity	$927,201			$967,632

Net interest income		$5,010			$4,999

Interest margin			2.23%			2.18%
Interest spread			1.74%			1.80%

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the nine months ended September 30, 2025 and 2024:

(In thousands)	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Interest earning assets:
Loans	$651,773	$27,648	5.67%	$810,086	$36,345	5.98%
Investments	88,739	1,807	2.72%	96,209	2,171	3.01%
Cash equivalents and restricted cash	184,767	6,130	4.44%	37,851	1,516	5.34%

Total interest earning assets	925,279	35,585	5.14%	944,146	40,032	5.65%

Cash and due from banks	2,603			13,468
Allowance for credit losses	(8,106)			(14,129)
OREO	1,932			2,843
Other assets	41,610			58,639

Total Assets	$963,318			$1,004,967

Liabilities
Interest bearing liabilities:
Deposits	$792,458	$20,681	3.49%	$717,299	$19,160	3.56%
Borrowings	2,985	101	4.52%	103,582	3,354	4.31%
Senior notes	6,885	610	11.81%	11,770	869	9.84%
Subordinated debt	16,822	1,040	8.27%	18,019	1,219	9.01%
Note Payable	70	1	1.91%	285	4	1.87%

Total interest bearing liabilities	819,220	22,433	3.66%	850,955	24,606	3.85%

Demand deposits	86,649			103,323
Other liabilities	7,482			7,404

Total Liabilities	913,351			961,682

Shareholders' equity	49,967			43,285

Total Liabilities and Shareholders' Equity	$963,318			$1,004,967

Net interest income		$13,152			$15,426

Interest margin			1.90%			2.18%
Interest spread			1.48%			1.80%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 compared to 2024			2025 compared to 2024
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans	$(2,902)	$(237)	$(3,139)	$(6,529)	$(1,367)	$(7,896)
Investments	(77)	(7)	(84)	(243)	(121)	(364)
Cash equivalents and other	2,527	(574)	1,953	5,862	(1,249)	4,613

Total interest earning assets	(452)	(818)	(1,270)	(910)	(2,737)	(3,647)

Interest bearing liabilities:
Deposit	335	(434)	(99)	2,268	(748)	1,520
Borrowings	—	—	—	(3,256)	4	(3,252)
Senior notes	(219)	35	(184)	(360)	102	(258)
Subordinated debt	(37)	(36)	(73)	(84)	(96)	(180)
Note payable and other	(2)	—	(2)	(3)	—	(3)

Total interest bearing liabilities	77	(435)	(358)	(1,435)	(738)	(2,173)

Decrease in net interest income	$(529)	$(383)	$(912)	$525	$(1,999)	$(1,474)

Results of Operations
For the three months ended September 30, 2025, interest income and dividend income was $11.5 million, which decreased $1.3 million as compared to $12.8 million for the quarter ended September 30, 2024. Total interest expense was $6.5 million for the three months ended September 30, 2025, which decreased -$1.3 million as compared to $7.8 million for the three months ended September 30, 2024. Net interest income increased $11,000 from $5.0 million for the three months ended September 30, 2024 to $5.0 million for the three months ended September 30, 2025.
For the nine months ended September 30, 2025, interest income and dividend income was $35.6 million, which decreased $4.4 million as compared to $40.0 million for the nine months ended September 30, 2024. Total interest expense was $22.4 million, which decreased -$2.2 million as compared to $24.6 million for the nine months ended September 30, 2024. Net interest income was $13.2 million for the nine months ended September 30, 2025, which decreased $2.3 million from $15.4 million for the nine months ended September 30, 2024.
The decline for both three and nine months ended September 30, 2025 reflects a lower loan balance and narrower net interest margin due to higher deposit costs.
The net interest margin was 2.23% for the quarter ended September 30, 2025, compared to 2.18% for the quarter ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, the net interest margin was 1.90% and 2.18%, respectively. The increase in interest margins for the three and nine months ended September 30, 2025 compared to the same periods in 2024, was primarily associated with an increase in the cost of deposits and other borrowings due to the significant rise in market interest rates and a decline in loan interest income due to the declining loan balance, partially mitigated by the rise in variable rate interest earning assets.

Provision for Credit Losses ("PCL")
For the three months ended September 30, 2025, the provision for credit losses was -$0.4 million, consisting of a -$0.4 million loan provision and a $27,000 credit for off-balance-sheet exposure reserves. In comparison, for the three months ended September 30, 2024, the provision for credit losses was $1.0 million, including a $1.1 million loan provision and a $58,000 credit for off-balance-sheet exposure reserves.
For the nine months ended September 30, 2025, the PCL was $1.8 million, which included a $2.0 million loan provision and a $128,000 credit for off-balance-sheet exposure reserves. For the nine months ended September 30, 2024, the provision was $4.8 million, consisting of a $4.9 million provision and a $94,000 credit for off-balance-sheet exposure reserves.
In 2025, the Bank has been selectively managing down its credit exposure in certain higher-risk areas. The loan portfolio declined from $755.7 million as of September 30, 2024, to $588.7 million as of September 30, 2025. This reduction in credit exposure has required a lower level of reserves. Consequently, the ACL for loans outstanding decreased from $15.0 million as of September 30, 2024, to $7.2 million as of September 30, 2025.
One key driver in both the level of outstanding loans and reserves is the pool of purchased unsecured consumer loans, which decreased from $26.1 million as of September 30, 2024 to $1.0 million as of September 30, 2025. Correspondingly, the reserves for this pool also fell, declining from $3.8 million as of September 30, 2024 to $0.2 million as of September 30, 2025.
Non-interest income
Non-interest income for the three months ended September 30, 2025 was $2.2 million, compared to $2.1 million for the three months ended September 30, 2024. Over the nine months ended September 30, 2025, non-interest income reached $7.0 million, up from $6.4 million in the corresponding period of 2024. The increase in non-interest income for the nine months ended September 30, 2025 is primarily attributed to the growth in the income from the Bank's Digital Payments Division.
Non-interest expense
Non-interest expense for the three months ended September 30, 2025 increased to $10.3 million, up from $8.4 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, non-interest expense totaled $28.8 million, compared to $23.6 million for the nine months ended September 30, 2024. The increase in 2025 was primarily attributed to the higher salaries and benefits, along with other operating expense.
Provision for income taxes
The Company reported a benefit for income taxes of $5,000 and $53,000 for the three and nine months ended September 30, 2025, respectively, compared to a provision for income taxes of $24.6 million and $23.8 million for the three and nine months ended September 30, 2024, respectively.

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
The Company's on-hand liquidity and total liquidity ratios as of September 30, 2025 and December 31, 2024, are as follows:

(In thousands)	September 30, 2025	December 31, 2024
On-hand liquidity
Interest-bearing cash and cash equivalents	$178,889	$144,273
Available-for-sale securities, at fair value	105,549	79,992
Less: pledged available-for-sale securities	(14,017)	(60,223)
Total on-hand liquidity	270,421	164,042

Borrowing capacity
FHLB borrowing capacity	78,723	48,692
FRB borrowing capacity	8,584	64,742
Unsecured credit lines from correspondent banks	—	5,000
Brokered deposit capacity	58,316	69,702
Total borrowing capacity	145,623	188,136
Less: used borrowing capacity
FHLB capacity used (including the standby letter of credit)	(45,671)	(48,459)
FRB capacity used	—	—
Outstanding brokered deposits	(58,316)	(69,702)
Total used borrowing capacity	(103,987)	(118,161)

Total liquidity	$312,057	$234,017

Total liabilities	$855,731	$1,008,027

On-hand liquidity to total liabilities	31.60%	16.27%
Total liquidity to total liabilities	36.47%	23.22%
On-hand liquidity increased $106.4 million from December 31, 2024 to September 30, 2025 primarily driven by higher cash balances maintained after the completion of the Private Placement as the risk of deposit flight subsided.
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
The Private Placement on March 20, 2025 and August 29, 2025, provided additional liquidity to both the Bank and the Company and alleviated the liquidity risk. The Private Placement provided additional operating cash to the Bank and the Company.
Net cash provided by operating activities decreased by $15.4 million for the nine months ended September 30, 2025 compared to the three months ended September 30, 2024. Within this activity there was an increase in originations of loans held for sale and proceeds from sale of assets held for sale. This activity is primarily related to the Digital Payments Division credit card loans. This program started in the third quarter of 2023 and continues today. The activity generates non-interest income and only requires short term liquidity as the loans are originated and expected to be sold within three days.

Net cash provided by investing activities increased by $11.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is primarily due to higher payments received on loans receivable portfolio.
Net cash used by financing activities increased by $36.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease is primarily due to utilizing the proceeds from the Common and Preferred stock issuances and excess cash to lower deposits. This was offset by lower repayments on FHLB advances, net as the Bank did not require as much FHLB funding due to the net cash provided by lower loan originations and loan purchases.
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

Regulatory Capital Requirements
The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
	Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$130,042	21.29%	$117,368	19.19%	$44,534	6.07%	$56,536	7.71%
Individual minimum capital ratio	—	—%	70,327	11.50%	—	—%	84,306	11.50%

Tier 1 Capital (to risk weighted assets)	117,701	19.27%	113,374	18.54%	33,545	4.57%	55,546	7.58%
Individual minimum capital ratio	—	—%	61,154	10.00%	—	—%	73,309	10.00%

Common Equity Tier 1 Capital (to risk weighted assets)	109,701	17.96%	113,374	18.54%	25,545	3.48%	55,546	7.58%
Individual minimum capital ratio	—	—%	61,154	10.00%	—	—%	73,309	10.00%

Tier 1 Leverage Capital (to average assets)	117,701	12.42%	113,374	11.95%	33,545	3.50%	55,546	5.79%
Individual minimum capital ratio	—	—%	85,356	9.00%	—	—%	86,306	9.00%
Capital adequacy is one of the most important factors used to determine the safety and soundness of individual banks and the banking system. Under the regulatory framework for prompt correction action, to be considered “well capitalized,” an institution must generally have a leverage capital ratio of at least 5.0%, Common Equity Tier 1 (“CET1”) capital ratio at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0% and a total risk-based capital ratio of at least 10%. However, the OCC has the discretion to require increased capital ratios.
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

On January 17, 2025, the OCC notified the Bank that, in connection with the entry into the OCC Agreement, the individual minimum capital ratios previously established on April 17, 2024 for the Bank has been terminated. The same minimum capital ratios were re-established within the OCC Agreement under its Capital Plan and Higher Minimums Articles so that all capital requirements are governed by the OCC Agreement. Under these provisions, the Bank must maintain, on an ongoing basis, a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total capital ratio of 11.50%.
As of September 30, 2025, the Private Placement proceeds were utilized to infuse $60.5 million in capital into the Bank which resulted in capital ratios that are in excess of the minimums required by the OCC Agreement.

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

	Net Portfolio Value - Performance Summary
(In thousands)	As of September 30, 2025			As of December 31, 2024
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$135,836	$(7,878)	(5.48)%	$87,800	$(10,733)	(10.89)%
+100	141,194	(2,520)	(1.75)%	94,983	(3,550)	(3.60)%
BASE	143,714	—	—	98,533	—	—
-100	144,471	756	0.53%	98,886	353	0.36%
-200	143,745	31	0.02%	96,159	(2,374)	(2.41)%

	Net Interest Income - Performance Summary
(In thousands)	September 30, 2025			December 31, 2024
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$25,700	$439	1.74%	$28,274	$79	0.28%
+100	25,615	354	1.40%	28,403	208	0.74%
BASE	25,261	—	—	28,195	—	—
-100	25,193	(68)	(0.27)%	28,295	100	0.35%
-200	25,170	(91)	(0.36)%	28,679	484	1.72%

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
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Date: November 14, 2025	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Carlos P. Salas
Carlos P. Salas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven Sugarman
Steven Sugarman
President and Chief Executive Officer
(Principal Executive Officer)