Form 10-K
period 2025-12-31
PATRIOT NATIONAL BANCORP INC
filed 2026-03-31
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
(Registrant’s telephone number, including area code) (203) 252-5900

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price on June 30, 2025 as reported on the NASDAQ Global Market: $71.2 million.
Number of shares of the registrant’s Common stock, $0.01 par value per share, 117,085,713 shares outstanding as of March 31, 2026.

Document Incorporated by Reference

Portions of a Definitive Proxy Statement for the registrant's 2026 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K.

PATRIOT NATIONAL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2025

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
2025 FORM 10-K 3

PART I
ITEM 1. Business
General
Patriot National Bancorp, Inc. (exclusive of its subsidiaries, “PNBK” or the “Holding Company”) is a Connecticut corporation and a registered bank holding company. The Holding Company’s principal asset is Patriot Bank, N.A., a national banking association headquartered in Stamford, Connecticut (the “Bank”) and its other wholly owned subsidiaries are Patriot National Statutory Trust I and PinPat Acquisition Corporation (collectively with PNBK and Bank, the “Company”, “we”, “us”, or “our”). The Bank, a member of the Federal Reserve System (the “Federal Reserve”), operates under a national bank charter issued by the Office of the Comptroller of the Currency (“OCC”), and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “PNBK.” As of December 31, 2025, the Company’s only material operating business is the ownership and operation of the Bank.

The Bank commenced operations in 1994 and, as of December 31, 2025, operated eight branch offices, including seven branches in Connecticut and one branch in New York. In addition to its branch network, the Bank serves clients through relationship-based banking, treasury management, institutional banking, and digital banking channels.

2025 Transformation and Strategic Repositioning

During 2025, the Company undertook a substantial transformation of its capital structure, governance, management team, and business strategy. The Company completed significant capital raising transactions during 2025, restructured certain outstanding debt obligations, and reconstituted senior management and the Board of Directors. These actions were part of a broader repositioning of the Bank’s business model, operating infrastructure, and risk management framework.

In January 2025, the Bank entered into a Formal Agreement with the OCC (the “Formal Agreement”) that required the Bank to take specified actions to strengthen capital, strategic planning, governance, risk management, and other aspects of its risk, compliance and operations. The Formal Agreement has materially influenced the Bank’s activities during 2025 and is expected to continue to influence management priorities in 2026, including capital planning, remediation efforts, policy enhancements, management reporting, and the pacing and scope of business line development. The Bank’s strategic plan and capital plan were developed in part to address deficiencies identified through supervisory processes and to support the Bank’s operation in a safe and sound manner while the Formal Agreement remains in effect.

As part of this repositioning, the Bank reviewed its legacy products, exited or curtailed certain non-core activities, enhanced its enterprise risk management and reporting capabilities, and refocused its business on targeted customer segments and products that management believes are better aligned with the Bank’s risk appetite and long-term strategy.

Business Strategy

The Bank is repositioning its business model to focus on relationship-driven banking and specialized financial services for selected customer segments. As reflected in the Bank’s strategic plan, the Bank’s principal target client segments are:

•entrepreneurs, investors, business leaders, and the businesses and advisors who serve them;
•digital payments and related institutional banking clients, including program managers, financial technology companies, and payment processors; and
•underbanked but creditworthy individuals and businesses in the Bank’s market areas.

The Bank’s strategy is intended to align its products, service model, capital deployment, and risk management framework with these target segments. The Bank continues to retain certain deposit (e.g., retail) and lending relationships with legacy customers from prior to the March 2025 recapitalization (its “Legacy Business”). The Legacy Business is anticipated to reduce over time as a percentage of the Bank’s overall loans and deposits. Management’s strategic repositioning has included narrowing or eliminating certain Legacy Business, redesigning product offerings, enhancing relationship management capabilities, and investing in operational, compliance, and reporting infrastructure.

2025 FORM 10-K 4

Lending Activities

The Bank’s lending activities have been refocused on products that management believes are consistent with the Bank’s strategic direction and risk appetite. During 2025, the Bank reduced or exited certain legacy or non-core lending activities and began emphasizing a more focused set of lending programs. The strategic plan identifies commercial real estate lending, high-net-worth and business lines of credit, and rediscount or other asset-secured lending facilities among the lending activities the Bank expects to emphasize.

Commercial real estate lending is generally now focused on relationship-based originations for borrowers with established or expected deposit relationships. The Bank also seeks to offer secured and unsecured credit facilities to high-net-worth individuals, entrepreneurs, and businesses, including lines of credit that may be supported by marketable securities, real estate, business assets, or other collateral. In addition, the Bank is developing rediscount and related asset-backed financing capabilities for certain institutional and high net worth client relationships.

The Bank has also historically purchased certain loans and investment assets as part of balance sheet management and liquidity deployment. Management’s current strategy contemplates more selective use of purchased assets and investments, including residential mortgage-related assets and government, agency, and investment-grade securities, subject to capital, liquidity, concentration, and risk management considerations.

Deposit Products and Treasury Management

The Bank offers traditional deposit products for consumer and commercial customers, including demand deposits, noninterest-bearing and interest-bearing checking accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, and health savings accounts. The Bank also offers treasury management and transaction services, including online and mobile banking, ACH services, wire transfers, debit card services, remote deposit capture, and other cash management tools.

As part of its repositioning, the Bank is seeking to increase relationship-based deposits from target clients, including high-net-worth households, family offices, private businesses, fiduciaries, nonprofit organizations, non-depository financial institutions, and institutional clients. Management has also emphasized deposit pricing, service enhancements, and treasury management capabilities intended to support more durable and relationship-oriented funding sources.

Institutional Banking and Digital Payments

The Bank’s institutional banking activities include services provided to financial technology companies, program managers, non-depository financial institutions, lenders, and other businesses that seek a banking partner for deposits, loans, payments, transaction accounts, card-related services, treasury management, and other banking solutions. The Bank views this line of business as an important source of deposits and fee income.

Through its digital payments activities, the Bank provides or supports services such as ACH and money movement, debit and credit card program sponsorship, settlement-related services, and FDIC-insured deposit account functionality for program relationships. Because these activities can involve elevated operational, compliance, fraud, liquidity, and Bank Secrecy Act / anti-money laundering (BSA/AML) risk, the Bank is enhancing associated controls, policies, staffing, and reporting as part of its broader remediation and risk management initiatives.

Investment Securities

In the normal course of business, the Bank invests a portion of its assets in investment securities to manage liquidity, interest rate risk, and earnings. The investment portfolio may include U.S. Treasury securities, government agency securities, mortgage-backed securities, and certain investment-grade private-label securities or other permissible investments. Management’s stated strategy emphasizes liquidity, diversification, and capital preservation, while aligning investment activity with the Bank’s capital, liquidity, and interest rate risk management objectives.
2025 FORM 10-K 5

Market Area and Offices
The Bank’s branch office locations are summarized as follows:

Branch No.	City	County	State
1	Darien	Fairfield	Connecticut
2	Fairfield	Fairfield	Connecticut
3	Greenwich	Fairfield	Connecticut
4	Milford	New Haven	Connecticut
5	Norwalk	Fairfield	Connecticut
6	Stamford	Fairfield	Connecticut
7	Westport	Fairfield	Connecticut
8	Scarsdale	Westchester	New York

In addition to its branch network, the Bank has its headquarters in Stamford, CT (separate from the Stamford branch location). The Bank also maintains a banking office in Beverly Hills, California that supports relationship development and client coverage in the Los Angeles market. This office opened in the first quarter of 2026.

The Bank’s primary historical markets are the Tri-State area of Connecticut, New York and New Jersey. The Bank also serves clients beyond its branch footprint through its relationship banking, institutional banking, and digital payments activities.
Employees
As of December 31, 2025, the Company had 107 full-time employees. None of the Company’s employees are represented by a collective bargaining agreement.
During 2025, the Company substantially reconstituted its senior management team and added personnel in key functions, including executive management, risk management, operations, finance, accounting, treasury management, technology, legal, compliance, and relationship management. Management believes these personnel changes are an important part of the Bank’s remediation and strategic repositioning efforts.
Competition
The Bank operates in a highly competitive environment and competes with national, regional, and community banks, as well as non-bank financial institutions, financial technology firms, private lenders, and other providers of financial services. Many of these competitors have substantially greater financial, technological, operational, and marketing resources than the Bank.
The Bank seeks to compete through relationship-based service, specialized deposit and lending solutions, treasury management capabilities, institutional banking services, and an operating model designed to serve targeted customer segments that management believes have banking needs that the Bank can offer with attractive risk-adjusted returns that remain unmet by their traditional banking partners.
Supervision and Regulation
The Company and the Bank are subject to extensive federal regulation, supervision and examination.
Patriot National Bancorp, Inc., as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Patriot Bank, N.A., as a national banking association, is subject primarily to regulation, supervision and examination by the OCC. The Bank’s deposits are insured by the FDIC up to applicable limits, and the Bank is also subject to certain applicable regulations of the FDIC and the Federal Reserve.
Federal banking laws and regulations affect, among other things, the scope of the Company’s and the Bank’s business, capital requirements, liquidity management, lending limits, branching, dividend payments, transactions with affiliates, consumer compliance, community reinvestment, and BSA/AML compliance. These laws and regulations are intended primarily for the
2025 FORM 10-K 6

protection of depositors, the Deposit Insurance Fund, and the banking system as a whole, rather than for the protection of shareholders.
Bank Holding Company Regulation
As a bank holding company, the Company is subject to the BHC Act and to supervision, regulation and examination by the Federal Reserve. The BHC Act limits the activities of bank holding companies and their subsidiaries and generally requires Federal Reserve approval before a bank holding company may acquire ownership or control of more than 5% of the voting shares of another bank or bank holding company, acquire substantially all of the assets of such an institution, or merge with another bank holding company, subject to certain exceptions.
The Company is also subject to Federal Reserve capital requirements and policy guidance, including policies requiring bank holding companies to serve as a source of financial and managerial strength to their subsidiary banks. In addition, the Federal Reserve has authority to restrict or prohibit certain actions of a bank holding company, including the payment of dividends, if such actions would constitute an unsafe or unsound practice or would violate law, regulation, regulatory order, or supervisory condition.
Bank Regulation
The Bank is a national bank and is subject to the supervision, regulation and examination of the OCC. The OCC has broad enforcement authority over national banks, including the power to impose restrictions, conditions, civil money penalties, and other corrective measures where warranted. The Bank is also subject to certain provisions of the Federal Reserve Act and applicable FDIC regulations and requirements.
The Bank’s operations are subject to numerous laws and regulations, including requirements relating to permissible activities, loans to one borrower, insider transactions, real estate lending standards, reserves, liquidity, fiduciary activities where applicable, information security, vendor management, and other operational and compliance matters. The Bank is also subject to laws and regulations designed to protect consumers and prohibit unfair, deceptive or abusive acts or practices, unlawful discrimination, and other improper conduct in the offering of financial products and services.
Formal Agreement
On January 17, 2025, the Bank entered into a Formal Agreement with the OCC. The Formal Agreement requires the Bank to take specified actions to strengthen capital, governance, strategic planning, risk management, internal controls, management reporting, and other aspects of its operations.
The Formal Agreement materially influenced the Bank’s activities during 2025 and is expected to continue to influence management priorities in 2026. Among other things, the Formal Agreement has affected the Bank’s remediation efforts, policy development, internal reporting, capital planning, risk management framework, and the pacing and scope of certain business initiatives. The Bank’s strategic plan, capital plan, and various governance and risk management enhancements were developed or implemented in part in response to supervisory requirements and related remediation efforts.
Failure to satisfy the requirements of the Formal Agreement, or to otherwise address supervisory concerns in a timely and satisfactory manner, could result in additional supervisory or enforcement actions, restrictions on the Bank’s activities, or other adverse consequences. For additional information regarding risks relating to the Formal Agreement and related supervisory matters, see “Item 1A. Risk Factors.”
Capital Requirements
The Company and the Bank are each subject to regulatory capital requirements administered by their respective banking regulators. The Company is subject to capital requirements and supervision by the Federal Reserve, and the Bank is subject to capital requirements and supervision by the OCC and, as applicable, the FDIC. These capital rules establish minimum requirements for leverage and risk-based capital ratios and, for banking organizations subject to the risk-based capital framework, include a capital conservation buffer. Failure to meet applicable capital requirements can result in restrictions on capital distributions, discretionary bonus payments, growth, and other activities.
Federal regulations require insured depository institutions, including national banks, to satisfy minimum capital standards in order to be deemed adequately capitalized under the prompt corrective action framework. These standards include minimum ratios for
2025 FORM 10-K 7

common equity Tier 1 capital, Tier 1 capital, total capital, and Tier 1 leverage capital. Institutions that do not satisfy applicable standards may become subject to increasingly stringent supervisory restrictions.
The Bank currently reports its regulatory capital under the risk-based capital framework. For regulatory capital purposes, common equity Tier 1 capital generally consists of common shareholders’ equity and retained earnings, subject to specified deductions and adjustments. Tier 1 capital generally consists of common equity Tier 1 capital plus qualifying additional Tier 1 capital instruments. Total capital generally consists of Tier 1 capital plus qualifying Tier 2 capital instruments, which may include qualifying subordinated debt and a limited portion of the allowance for credit losses, and certain other qualifying capital elements, in each case subject to applicable regulatory limitations. Tier 1 leverage capital generally consists of Tier 1 capital as a percentage of average total consolidated assets, subject to applicable adjustments. The Bank has elected to opt out of including most components of accumulated other comprehensive income in common equity Tier 1 capital.
In addition to minimum capital requirements, banking organizations subject to the risk-based capital rules must maintain a capital conservation buffer composed of common equity Tier 1 capital in excess of minimum risk-based capital requirements. Limitations on capital distributions and certain discretionary bonus payments may apply if the required buffer is not maintained.
In January 2025, the Bank entered into the Formal Agreement which, among other things, established specified capital-related requirements and has influenced the Bank’s capital planning and related business activities. The Company’s capital actions during 2025 were undertaken in part to strengthen capital and support the Bank’s compliance with regulatory and supervisory expectations. The strategic plan also reflects that strengthening capital and liquidity was a central objective of management’s 2025-2027 planning process.
For additional information regarding regulatory capital, including the Company’s and the Bank’s actual capital ratios, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Dividends and Source of Strength
The principal source of funds available to the Holding Company to pay dividends to shareholders and service obligations is dividends from the Bank. The ability of the Bank to pay dividends is subject to applicable law, regulatory guidance, and supervisory considerations, including capital levels, earnings, financial condition, and approval or non-objection requirements in certain circumstances.
As a bank holding company, the Holding Company is expected to act as a source of financial and managerial strength to the Bank. Accordingly, the Holding Company may be expected to commit capital and other resources to support the Bank, including at times when the Holding Company may not otherwise be inclined to do so.
Federal Reserve policy generally provides that a bank holding company should pay dividends only out of earnings and only if the prospective rate of earnings retention is consistent with the organization’s capital needs, asset quality, and overall financial condition. The Federal Reserve may restrict the ability of the Company to pay dividends or repurchase stock if doing so would be inconsistent with safety and soundness or applicable law, regulation, supervisory guidance, or regulatory orders.
Community Reinvestment Act
The Bank is subject to the Community Reinvestment Act (“CRA”), which requires federal banking regulators to evaluate the Bank’s record of helping to meet the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound operations. A bank’s CRA performance is considered in connection with certain applications to engage in expansionary or other activities requiring regulatory approval. In 2025, the Bank received a Satisfactory CRA rating from the OCC.
Bank Secrecy Act and Anti-Money Laundering Compliance
The Bank is subject to the Bank Secrecy Act, the USA PATRIOT Act, and other anti-money laundering laws and regulations. These laws and regulations require the Bank to maintain a risk-based program reasonably designed to prevent the Bank from being used for money laundering, terrorist financing, and other illicit activity. Such requirements include customer identification
2025 FORM 10-K 8

and due diligence, suspicious activity monitoring and reporting, sanctions compliance, and other internal controls and reporting obligations.
Because certain of the Bank’s institutional banking and digital payments activities may involve heightened operational, compliance, fraud, and anti-money laundering risk, these areas have been a focus of control enhancements, staffing, reporting, and supervisory attention. The Bank has been enhancing associated controls, policies, and oversight as part of its broader remediation and risk management initiatives. Management specifically identifies BSA/AML risk management and enterprise risk management enhancements among the Bank’s remediation priorities.
Other Regulatory Matters
The Company and the Bank are also subject to other laws and regulations relating to consumer financial protection, privacy, data security, electronic banking, incentive compensation practices, transactions with affiliates, insider lending, and safety and soundness standards, among other matters. Changes in laws, regulations, supervisory expectations, or agency interpretations could affect the Company’s and the Bank’s business, financial condition, results of operations, and growth prospects.
For additional information regarding the effect of government regulation on the Company and the Bank, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
ITEM 1A. Risk Factors
An investment in our securities involves risks. You should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the following risks, alone or in combination with other events or circumstances, could materially adversely affect our business, financial condition, results of operations, liquidity, capital, reputation, and the trading price of our common stock.

Risks Relating to Regulatory Oversight, Remediation and Strategic Repositioning

The Bank is subject to the Formal Agreement, and failure to satisfy its requirements could result in additional supervisory or enforcement actions, restrictions on our business, and other material adverse consequences.

On January 17, 2025, the Bank entered into the Formal Agreement. The OCC found unsafe or unsound practices and violations of law, rule, or regulation relating to, among other things, strategic planning, capital planning, BSA/AML risk management, payment activities oversight, credit administration, and concentration risk management. The Formal Agreement requires the Bank to implement extensive corrective actions relating to capital, liquidity, governance, strategic planning, BSA/AML, payments oversight, credit administration, concentration risk, and related reporting and controls.

Compliance with the Formal Agreement requires substantial management attention, Board oversight, personnel, systems, and expense. There can be no assurance that our remediation efforts will be completed on the timelines we expect, that they will be viewed by the OCC as satisfactory, or that the OCC will terminate the Formal Agreement within any particular period. If we fail to satisfy the requirements of the Formal Agreement, or if the OCC determines that our corrective actions are not sufficiently effective or sustainable, we could be subject to additional supervisory or enforcement actions, restrictions on growth or activities, limitations on dividends or other capital actions, objections to new products, services, or personnel changes, civil money penalties, receivership, or other adverse consequences. Any of these outcomes could materially adversely affect our business, financial condition, results of operations, reputation, and strategic flexibility.

The Bank is in “troubled condition” for regulatory purposes, which may subject us to heightened scrutiny, limit our flexibility, and adversely affect our business and growth prospects.
2025 FORM 10-K 9

The Formal Agreement provides that, as a result of the Agreement, the Bank is in “troubled condition,” a regulatory designation that applies, among other circumstances, when a national bank is subject to a formal written agreement requiring action to improve its financial condition, unless otherwise informed in writing by the OCC. The Formal Agreement also provides that the Bank is not an “eligible bank” for certain purposes unless otherwise informed in writing by the OCC. This status may increase supervisory scrutiny and may affect our ability to pursue acquisitions, branches, new business activities, new offices, product launches, strategic deviations, or other corporate actions on the timeline or in the manner we would otherwise prefer. It may also adversely affect counterparties’, customers’, investors’, and employees’ perceptions of the Bank and could make it more difficult or more expensive for us to attract deposits, retain or recruit key personnel, raise capital, obtain regulatory approvals, or pursue aspects of our strategic plan.

Our business is undergoing a substantial strategic repositioning and we may not successfully execute the transition to our revised business model.

During 2025, we substantially reconstituted our management team and Board, recapitalized the Company, and began repositioning the Bank around targeted client segments, including high net worth individuals, family offices, entrepreneurs, investors, business leaders and the businesses that serve them, digital payments and related institutional banking clients, and certain underbanked but creditworthy customers. The strategic plan contemplates narrowing certain legacy activities, reducing or eliminating certain non-core products, replacing portions of the legacy portfolio, and building enhanced risk management, reporting, and operating capabilities.

Our repositioning may not succeed, may take longer than expected, or may expose us to execution risk, operational disruption, client attrition, elevated expenses, and financial underperformance. We may not achieve the revenue mix, deposit mix, credit performance, operating efficiency, or risk-adjusted returns contemplated by management. If the repositioning is unsuccessful, our business, financial condition, and results of operations could be materially adversely affected.

Our remediation efforts are extensive and ongoing and they may not be effective, timely, or sustainable.

The Formal Agreement requires corrective action across a broad range of areas, including strategic planning, capital planning, BSA/AML, customer identification, program manager due diligence and monitoring, suspicious activity monitoring and look-back reviews, BSA/AML risk assessment, BSA staffing and training, payment activities oversight, credit administration, concentration risk management, and liquidity risk management.

These remediation efforts are complex and interdependent. They require timely design, implementation, documentation, testing, governance, and sustained effectiveness. Even if corrective actions are adopted, they may not operate as intended, may reveal additional gaps, may require costly redesign, or may be challenged by staffing turnover, data quality issues, vendor limitations, or business growth. If our remediation efforts are delayed, ineffective, or not sustained over time, we could remain subject to heightened supervisory concerns and additional restrictions or enforcement action.

We are subject to numerous laws and governmental regulations and to regular examinations by regulators of our business and compliance with laws and regulations, and our failure to comply with such laws and regulations or to adequately address any matters identified during our examinations could materially and adversely affect us.

Federal banking agencies regularly conduct comprehensive examinations of our business, including our compliance with applicable laws, regulations and policies. Examination reports and ratings (which often are not publicly available) and other aspects of this supervisory framework can materially impact the conduct, organic and acquisition growth and profitability of our business. Our regulators have extensive discretion in their supervisory and enforcement activities and have imposed and may in the future impose a variety of remedial actions if, as a result of an examination, they determined that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or our management were in violation of any law, regulation or policy. Examples of those actions could include requiring affirmative actions to correct any conditions resulting from any asserted violation of law, issuing administrative orders that can be judicially enforced, enjoining unsafe or unsound practices, directing increases in our capital, assessing civil monetary penalties against our officers or directors, removing officers and directors and, if a conclusion was reached that the offending conditions cannot be corrected, or there is an imminent risk of loss to depositors, terminating our deposit insurance. Other actions, formal or informal, that may be imposed could restrict our growth, including regulatory denials to expand branches, relocate, add or restructure subsidiaries and affiliates, expand into new financial activities or merge with or purchase other financial institutions. The timing of these examinations, including the timing of the resolution of any issues identified by our
2025 FORM 10-K 10

regulators in the examinations and the final determination by them with respect to the imposition of any remedial actions, conditions or limitations on our business operations, is generally not within our control. We also could suffer reputational harm in the event of any perceived or actual noncompliance with certain laws and regulations. If we become subject to such regulatory actions, we could be materially and adversely affected.

Regulations addressing consumer privacy and data use and security could increase our costs and impact our reputation.

We are subject to federal, state and local laws related to consumer privacy and data use and security, including information safeguard rules under the Gramm-Leach-Bliley Act. These rules require financial institutions to develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The United States has experienced a heightened legislative and regulatory focus on privacy and data security, including requirements as to consumer notification in the event of data breaches and certain types of security breaches. Additional regulations in these areas may increase compliance costs, which could negatively impact earnings. In addition, failure to comply with the privacy, data use and security laws and regulations to which we are subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties, reputational harm, loss of consumer confidence, and other adverse consequences, any of which could have a material adverse effect on our results of operations and business.

The Bank may be required to pay significantly higher FDIC premiums, special assessments, or taxes that could adversely affect its earnings.

Market developments have significantly impacted the insurance fund of the FDIC. As a result, the Bank may be required to pay higher premiums, or special assessments, that could adversely affect earnings. Our designation as a troubled institution operating under the Formal Agreement may also subject us to elevated FDIC and other regulatory fees. The amount of premiums the FDIC requires for the insurance coverage it provides is outside the Bank’s control. If there are additional banks or financial institution failures, the Bank may be required to pay higher FDIC premiums than are currently assessed. Increases in FDIC insurance premiums, including any future increases or required prepayments, may materially adversely affect the Bank’s results of operations.

Changing regulation of corporate governance and public disclosure.

Patriot is subject to laws, regulations, and standards relating to corporate governance and public disclosure, SEC rules and regulations, and NASDAQ rules. These laws, regulations, and standards are subject to varying interpretations, and as a result, their practical application may evolve over time as new guidance is provided by regulatory and governing bodies. Due to the evolving legal and regulatory environment, compliance may become more difficult and result in higher costs. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. The Company’s reputation may be harmed, if it does not continue to comply with these laws, regulations and standards.

Litigation and regulatory actions, including enforcement actions, could subject us to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on our business activities.

Our business is subject to litigation and regulatory risks as a result of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. Legal or regulatory actions may subject us to substantial compensatory or punitive damages, significant fines, penalties, obligations to change our business practices or other requirements resulting in increased expenses, operational burdens, diminished income and damage to our reputation. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. Further, any settlement, consent order or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could be material to our business, results of operations, financial condition and cash flows, depending on, among other factors, the level of our earnings for that period and could have a material adverse effect on our business, financial condition or results of operations.

We depend on a new management team and Board, and our failure to have prudent change management including to retain, integrate, and effectively align new leadership could impair execution of our strategy and remediation efforts.

2025 FORM 10-K 11

In 2025, the Company replaced or added leadership in numerous key roles, including Chief Executive Officer, President, Chief Credit Officer, Chief Financial Officer, Chief Risk Officer, and leadership in operations, treasury management, BSA, legal, relationship management, accounting, finance, technology, and reporting. Our strategic and remediation efforts depend heavily on these leaders’ ability to work effectively together, establish sound controls, implement new policies and reporting, attract additional talent, and maintain constructive regulatory relationships.
Competition for experienced banking, risk, BSA/AML, payments, and technology personnel is significant. If we lose key executives or fail to recruit, integrate, incentivize, and retain qualified personnel, our remediation, growth, and risk management efforts could be delayed or impaired, and our financial condition and results of operations could be materially adversely affected.

Risks Relating to Institutional Banking, Digital Payments and BSA/AML

Our institutional banking and digital payments activities involve heightened operational, compliance, fraud, and BSA/AML risks.

A significant part of our revised strategy and non-interest income profile depends on institutional banking and digital payments activities, including sponsor-bank services, ACH and money movement, debit and credit card-related services, and products and services provided to and through program managers and other non-depository financial institutions. Institutional Banking is currently the largest driver of non-interest income and the Bank has increased annualized digital payments revenue since recapitalization.

These activities present elevated risks relative to traditional community banking, including fraud, sanctions, money laundering, transaction monitoring, third-party oversight, operational processing failures, consumer complaints, settlement and reconciliation issues, and reputational risk. The Formal Agreement specifically requires enhanced oversight of prepaid cards, ACH and wire activity, suspicious activity review, program manager due diligence, and BSA staffing and training. If we fail to identify, measure, monitor, and control these risks, we could face losses, customer attrition, litigation, regulatory criticism, enforcement action, and restrictions on our ability to grow or continue these activities.

Deficiencies in our BSA/AML, sanctions, customer identification, or suspicious activity monitoring programs could result in enforcement action, penalties, losses, and reputational damage.

Banking regulations require compliance with BSA/AML laws and regulations. The Bank was not in compliance with these regulations and therefore entered into the Formal Agreement with the OCC which requires a detailed BSA/AML action plan and corrective action relating to customer identification for reloadable prepaid cards, program manager due diligence and monitoring, suspicious activity monitoring and reporting, suspicious activity look-back, BSA/AML risk assessment, and BSA staffing and training. These requirements reflect supervisory findings that our BSA/AML framework required significant enhancement.

If our BSA/AML, sanctions, or fraud-monitoring controls are inadequate, if third-party program managers fail to perform as expected, if transaction monitoring rules or case management processes are ineffective, or if we fail to identify and report suspicious activity on a timely basis, we may be subject to additional enforcement actions, penalties, remediation costs, activity restrictions, customer losses, and significant reputational harm. The review or amendment of prior suspicious activity determinations could also create operational burden, increased expense, and heightened supervisory attention.

Our reliance on third-party program managers, fintech relationships, vendors, and other counterparties exposes us to significant third-party risk.

Our institutional banking, digital payments, treasury, and technology activities depend on third-party relationships, including program managers, processors, technology providers, monitoring vendors, and other counterparties. The Formal Agreement requires risk-based due diligence, ongoing monitoring, periodic reviews, and in some cases on-site visits and review of independent audit reports for program managers.

Third parties may fail to comply with law, contract, or our policies; may have inadequate controls; may experience financial distress, fraud, cyber incidents, operational failures, or business interruption; or may not provide us with timely and accurate data. Because regulators increasingly expect banks to manage third-party risk as if the activity were conducted internally, failures by our vendors or partners could expose us to losses, remediation costs, litigation, regulatory criticism, and reputational damage even where the immediate failure occurred outside the Bank.

2025 FORM 10-K 12

Digital Payments and Institutional Banking Deposits can be highly concentrated and have significant volatility which could result in heightened Liquidity Risks to the Bank.

Digital Payments and Digital Payments deposits can be highly concentrated with individual decision makers in control of large deposits. Additionally, many of these deposits are short term, unpredictable, or volatile by their nature and can be withdrawn on demand. These factors contribute to the Bank’s liquidity risk and if not managed appropriately can result in the liquidation of assets, the inability to hold long-term assets, and other adverse impacts up to and including insolvency.

Our reliance on Program Managers increases our exposure to risks from third party negligence or misconduct.

Our digital payments business relies on third party program managers to provide certain marketing, banking and treasury management services to our clients on behalf of the Bank. The Bank oversees the activities of its Program Managers, however errors, negligence, or malfeasance by the program managers can pose significant risks to the Bank and can subject the Bank to material liabilities, losses, and other risks such as violations of regulations and law.

Risks Relating to Credit, Concentrations and Legacy Assets

Our legacy portfolio, including criticized, classified, nonperforming, or non-core assets, may continue to adversely affect our results of operations, capital, and management attention.

The Bank historically held certain loan categories and purchased assets that were not strategic, including unsecured consumer loans, HELOCs, single-family residential loans, and securities, and the Bank is seeking to reduce, run off, sell, and replace certain legacy portfolios and concentration exposures. Legacy assets may continue to generate elevated credit costs, valuation adjustments, workout expenses, and management distraction, and their runoff or sale may occur on less favorable terms than we expect. We may also incur losses, lower yields, or liquidity constraints in connection with repositioning the portfolio.

Our commercial real estate and other secured lending activities expose us to concentration risk, collateral risk, and credit losses.

Commercial real estate has historically represented a significant portion of the Bank’s loan portfolio, and both management and the OCC have identified concentration risk management as an area requiring enhancement. Commercial real estate and relationship-based secured lending can involve larger balances, more complex underwriting, and repayment that depends on business cash flow, tenant performance, market values, and refinancing conditions. Deterioration in real estate values, occupancy, rents, debt-service coverage, sponsor liquidity, or capital market conditions could materially increase defaults and losses.

Our allowance for credit losses may prove insufficient, and changes in estimates, portfolio performance, or supervisory expectations could require additional provisions.

The determination of the allowance for credit losses requires management to make significant judgment regarding current conditions, reasonable and supportable forecasts, borrower performance, collateral values, and portfolio risk characteristics. Actual losses may differ materially from our estimates. During 2025, the Bank increased its reserve for loan losses relative to loan balances and continued resolving special assets. If economic conditions worsen, if credit migration exceeds our expectations, if collateral values decline, or if regulators require different classifications, methodologies, or assumptions, we may need to increase our provision for credit losses, which could materially adversely affect our earnings and capital.

Risks Relating to Capital, Liquidity and Balance Sheet Management

If we fail to maintain sufficient capital, we may be subject to restrictions, may be unable to execute our strategy, and may need to raise additional capital on unfavorable terms or at all.

The Formal Agreement requires the Bank to maintain minimum capital ratios of 10.0% common equity Tier 1, 10.0% Tier 1 capital, 11.5% total capital, and 9.0% leverage, and requires an internal capital planning process and OCC non-objection to the Bank’s capital plan. The Bank’s ability to maintain these levels depends on earnings, credit performance, balance sheet mix, asset growth, market values, and access to capital.

2025 FORM 10-K 13

Although the Company raised substantial capital in 2025, there can be no assurance that our capital levels will remain sufficient under stress, that our business plan will generate the expected earnings, or that we would be able to raise additional capital on acceptable terms if needed. Capital raises could be dilutive to existing shareholders, could involve burdensome terms, or could be unavailable during periods of market stress or heightened regulatory scrutiny.

Our liquidity could be adversely affected by deposit volatility, funding concentration, market disruption, deterioration in our regulatory or financial condition, or the characteristics of our deposit base.

Liquidity risk is a central risk for us, particularly as we reposition our business and manage deposit mix. We believe that prior liquidity planning did not adequately reflect the impact of rising rates on the liquidity of loans and securities, deposit concentrations including digital payments deposits, reduced Federal Home Loan Bank (“FHLB”) and Federal Reserve financing capacity from capital impairment, and risks to uninsured and other deposits. The Formal Agreement requires a revised liquidity risk management program emphasizing cash flow projections, diversified funding sources, a cushion of highly liquid assets, liquidity stress testing, and a contingency funding plan.

Our deposits may be more rate-sensitive, concentrated, or operationally volatile than traditional retail core deposits, particularly in institutional, digital payments, or large-balance relationship accounts. If depositors withdraw funds unexpectedly, if counterparties reduce funding availability, if collateral values decline, or if our access to brokered, reciprocal, FHLB, Federal Reserve, or other funding is constrained, our liquidity could be materially adversely affected.

Our deposit strategy may not produce the funding mix, stability, cost, or scale we expect.

Our revised strategy depends in part on growing relationship-based deposits from high-net-worth and business clients while also utilizing institutional and digital payments deposits. The Bank reduced deposit costs in 2025 and restructured its digital payments activities to improve pricing and depository services. There can be no assurance that these trends will continue. Competition for deposits remains intense, and our target clients may be highly rate-sensitive, operationally mobile, or able to move funds quickly. If we cannot attract or retain deposits at acceptable cost and stability, our net interest margin, liquidity, profitability, and growth could be adversely affected.

Changes in interest rates, asset-liability mismatches, and market values may adversely affect our net interest income, liquidity, capital, and financial condition.

Our earnings depend significantly on net interest income, which is affected by the level, slope, and volatility of interest rates, the timing of repricing, deposit betas, customer behavior, prepayments, and funding mix. The Bank previously failed to adequately evaluate and manage interest rate risk and certain fixed-rate securities and loans resulted in unrealized losses, extended durations, and liability sensitivity in a rising-rate environment.

Changes in rates may compress margins, reduce loan demand, increase deposit costs, impair borrowers’ repayment capacity, increase the market value sensitivity of securities and loans, reduce collateral values, and limit liquidity if assets must be sold at a loss. We may not be able to manage these risks successfully through balance sheet positioning, pricing, hedging, or other strategies.

Risks Relating to Operations, Technology and Competition

Our operating model depends on enhancements to infrastructure, data, reporting, and controls, and failures in those areas could impair decision-making, financial reporting, and risk management.

Our strategic plan emphasizes operational excellence and superior analytics and acknowledges prior deficiencies in change management, internal reporting, key performance indicators and key risk indicators (“KPIs/KRIs”), and risk measurement. The Bank is building or enhancing data, reporting, and governance capabilities, including those needed to support enterprise risk management, regulatory reporting, BSA/AML, payments monitoring, concentration management, and business line profitability.

These initiatives may be costly, delayed, or ineffective. Data quality problems, reporting gaps, model weaknesses, system integration failures, or control deficiencies could impair management’s ability to identify and manage risk, support accurate financial and regulatory reporting, or satisfy supervisory expectations.

2025 FORM 10-K 14

Management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2025, and if we fail to remediate the underlying control deficiencies in a timely manner, our business, financial condition, results of operations, and access to capital could be adversely affected.

As described in Item 9A of this Annual Report on Form 10-K, management concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2025. In connection with its evaluation, management identified deficiencies concentrated in documentation, evidential support, and consistent execution of controls, including information-technology general controls, financial-close and reconciliation controls, and controls over certain third-party and digital-payments activities.

Although the Company’s independent registered public accounting firm expressed an opinion that the Company’s consolidated financial statements as of and for the year ended December 31, 2025 are fairly presented in all material respects and in conformity with U.S. GAAP, management concluded that the control deficiencies it identified, when considered together, constituted a material weakness in the Company’s internal control over financial reporting as of December 31, 2025.

The existence of these control deficiencies and the related material weakness could adversely affect the Company’s ability to record, process, summarize, and report financial information accurately and on a timely basis, and could impair its ability to comply with applicable financial reporting and disclosure obligations. Remediation requires substantial management attention, cost, and resources, including enhancement of documentation, evidencing, monitoring, information-technology general controls, financial-close and reconciliation controls, and controls over certain third-party and digital-payments activities. There can be no assurance that these remediation efforts will be completed in a timely manner or that they will be effective. If the material weakness is not remediated, or if additional material weaknesses or significant deficiencies are identified, the Company could experience delays in financial reporting, increased costs, loss of investor confidence, regulatory scrutiny, and other adverse effects on its business, financial condition, results of operations, and access to capital.

The Company is subject to certain general affirmative debt covenants, which if it cannot comply, may result in default and actions taken against it by its debt holders.

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

The affirmative covenants contained in the subordinated notes agreements are of a general nature and not uncommon in such debt agreements. Management does not anticipate an inability to maintain its compliance with the affirmative covenants contained in the subordinated notes agreements as such compliance is inherent in the Bank’s continued operation and Patriot’s public company status, as well as management’s overall strategic plan.

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

Negative public opinion regarding us could adversely affect our stock price, business, results of operations, and financial condition.

Reputational harm, including as a result of our actual or alleged conduct or public opinion of the financial services industry generally, could adversely affect our stock price, business, results of operations, and financial condition. Reputation risk, or the risk to our business, earnings, liquidity, capital, stability or viability from negative public opinion, is inherent in our business and
2025 FORM 10-K 15

is expected to increase as our size, profile and product offerings in the financial services industry grows. Negative publicity or reputational harm can result from actual or alleged conduct in a number of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, inadequate protection of customer data, illegal or unauthorized acts taken by third parties that supply products or services to us, the behavior of our team members, the customers with whom we have chosen to do business, the industries in which we operate, corporate initiatives and negative publicity for other financial institutions. Damage to our reputation could adversely impact our ability to attract new, or maintain existing, loan and deposit customers, team members and business relationships, and could result in the imposition of new regulatory requirements, operational restrictions, enhanced supervision and/or civil money penalties. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to raise capital or implement our growth strategy. The proliferation and increasing influence of social media websites and the use thereof by investors who may sell our public stock short, also may increase the risk that negative, inappropriate or unauthorized information may be posted or released publicly that could harm our reputation, adversely affect our stock price or the public’s perception of our stability or viability, or have other negative consequences. Any damage to our reputation could have a material adverse effect on our stock price, business, results of operations, and financial condition.

A cyberattack, fraud event, information security breach, payments disruption, or technology failure could affect us materially and adversely.

We rely extensively on information systems, online and mobile channels, payments systems, vendors, data processors, and communications networks. Our institutional banking and digital payments activities increase our exposure to cyber, fraud, payments, and operational threats. Like other financial institutions, we face risks from phishing, ransomware, credential compromise, vendor compromise, insider threats, account takeover, business email compromise, data theft, fraud rings, and service outages. Public company and bank peer filings continue to identify cybersecurity, employee misconduct, and operational breakdown as material risks.

A successful attack or system failure could disrupt operations, compromise customer data, result in financial losses, trigger remediation costs, regulatory scrutiny, litigation, and reputational damage, and materially adversely affect our business and financial condition.

The development and use of artificial intelligence presents risks and challenges that may adversely impact our business.

We or our third-party vendors, customers or counterparties may develop or incorporate artificial intelligence (“AI”) technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges, including concerns around safety and soundness, privacy and data-handling, fair access to financial services, fair treatment to customers, inaccuracy of results broadly known as “hallucinations” and compliance with applicable laws and regulations. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risks to us of non-compliance.

AI models, particularly generative or agentic AI models, may produce outputs or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

We face intense competition in our markets and in our target client segments, and we may not be able to compete effectively.

We compete with money-center banks, regional and community banks, private banks, specialty finance companies, fintechs, and other non-bank providers. Our strategy specifically targets client segments that may also be targeted by larger institutions with broader capabilities, stronger brands, lower cost of funds, greater lending capacity, more advanced technology, or wider product offerings. We recognize that the Bank is attempting to differentiate itself in client segments that larger institutions and specialty providers also serve. If we cannot compete effectively on service, convenience, pricing, expertise, technology, or risk-adjusted product offerings, our growth and profitability could suffer.

2025 FORM 10-K 16

The Company is subject to risks associated with taxation.

The amount of income taxes the Company is required to pay on its earnings is based on federal and state legislation and regulations. the Company provides for current and deferred taxes in its financial statements, based on the results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. The Company may take tax return filing positions for which the final determination of tax is uncertain, and tax authorities could assess additional taxes, penalties, or interest that may adversely affect the Company’s results of operations, financial condition, or cash flows.

The Company also has significant federal and state net operating loss carryforwards, the utilization of which may be limited by Section 382 of the Internal Revenue Code and similar state law provisions. The Company’s existing Section 382 analysis does not yet reflect the effect, if any, of ownership changes or additional limitations that may have resulted from the Private Placement or the registered direct offerings completed during 2025. As a result, the amount and future availability of the Company’s net operating loss carryforwards could be reduced once updated analyses are completed.

In addition, although the Company maintained a full valuation allowance against its deferred tax assets at December 31, 2025, there can be no assurance regarding the timing or amount of any future reduction in that valuation allowance, or whether future changes in tax law, taxable income projections, ownership changes, or tax audit outcomes may adversely affect the Company’s effective tax rate, tax expense, net income, or capital.

Risks Relating to the Company and its Common Stock

The Holding Company depends on dividends and other distributions from the Bank, which are restricted and may be further limited by regulation and supervisory actions.

The Holding Company is a separate legal entity from the Bank and relies primarily on dividends and other distributions from the Bank to fund holding company expenses, debt service, and any shareholder distributions. The Formal Agreement requires prior written non-objection before the Bank may declare or pay dividends or make capital distributions, and the Bank may do so only if it remains in compliance with its capital plan and applicable law. Regulatory restrictions, earnings limitations, capital requirements, or supervisory objections could limit the Bank’s ability to distribute funds to the Holding Company, which could adversely affect the Holding Company’s liquidity and ability to meet its obligations.

Our common stock price may be volatile, and shareholders may experience dilution or other adverse effects from future capital actions or market perceptions of our business and regulatory status.
The market price of our common stock may fluctuate significantly due to our operating results, regulatory developments, remediation progress, capital actions, perceptions of our strategic execution, broader bank-sector conditions, or general market volatility. Banks subject to heightened regulatory scrutiny or undergoing strategic restructuring may experience greater share price volatility. If we issue additional equity, convertible securities, preferred stock, or other capital instruments in the future, existing shareholders may experience dilution or the market may react adversely to such issuances.

2025 FORM 10-K 17

Risks Relating to General Economic and Market Conditions
We may be adversely affected by national financial markets and economic conditions, as well as local conditions.
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
Geopolitical conflicts and military tensions, including the ongoing conflict between Russia and Ukraine and hostilities involving Iran and the Middle East, may contribute to volatility in energy prices, inflation, financial markets, cybersecurity threats, and broader macroeconomic conditions, any of which could adversely affect our borrowers, deposit base, liquidity, capital, and results of operations.
In addition, we are affected by the economic conditions within our Connecticut and New York trade areas. Unlike larger banks that are more geographically diversified, the Bank has a total of eight branch offices comprised of seven branch offices located in Fairfield and New Haven Counties, Connecticut and one branch office located in Westchester County, New York. Therefore, any decline in the economy of the Fairfield or New Haven counties of Connecticut or the New York metropolitan area could have an adverse impact on us.
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
Natural disasters (including severe weather events of increasing strength and frequency due to climate change), acts of war or terrorism, health epidemics, geopolitical conflicts, and other adverse external events could have a significant negative impact on our ability to conduct business or upon third parties that provide services for us or our customers. Although we do not believe we have material direct exposure to the ongoing conflict between Russia and Ukraine or hostilities involving Iran and the Middle East, such events may adversely affect us indirectly through volatility in financial markets, energy and commodity prices, inflation, cyber threats, vendor or payment-system disruption, changes in customer behavior, deterioration in borrower credit quality, instability in our deposit base, or declines in collateral values. Any such effects could result in lost revenue, higher expenses, reduced liquidity, or other adverse effects on our financial condition and results of operations.
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
ITEM 1B. Unresolved Staff Comments
None.
2025 FORM 10-K 18

ITEM 1C. Cybersecurity
Cyber/information security is an important component of the Company’s enterprise risk management framework. As an insured depository institution, threats to information security are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, the Company has not, to its knowledge, experienced an incident materially affecting or reasonably likely to materially affect the Company.
Cybersecurity Risk Management and Strategy:

The Bank maintains an information security program designed to assess, identify, and manage risks arising from cybersecurity threats. The program is supported by policies, procedures, controls, and practices addressing, among other matters, information security governance, user access management, vulnerability and patch management, incident response, business continuity and disaster recovery, change management, third-party risk management, and data protection. Cybersecurity risk management is integrated into the Bank’s broader operational risk, vendor risk, and enterprise risk management processes.

The Bank conducts internal and external assessments of information technology and information security controls, including independent audits, penetration testing, vulnerability assessments, and other reviews. The Bank also engages third-party service providers, consultants, and independent assessors to support certain monitoring, testing, and risk assessment activities. The Bank’s information security framework is informed by applicable regulatory guidance, including Federal Financial Institutions Examination Council (“FFIEC”) guidance, and industry practices. The Bank continues to enhance its technology, information security, and data infrastructure in support of operational resiliency, risk management, and management reporting.

Employees receive information security awareness training at onboarding and periodically thereafter, and the Bank conducts simulated phishing exercises and other awareness activities intended to support employee identification and reporting of potential threats. The Bank also maintains policies and processes relating to customer information privacy and data security and evaluates certain third-party service providers that perform substantial data processing or information security services as part of its technology and information security risk management processes.

Cybersecurity Governance:

The Boards of Directors of the Company and the Bank oversee cybersecurity risk management as part of their broader oversight of enterprise risk and internal controls. The Boards receive periodic reporting regarding information security, cybersecurity, technology risk, and related audit and assessment matters, including at least annual information security and Gramm-Leach-Bliley Act (“GLBA”) reporting.

Management is responsible for the day-to-day administration of the Bank’s Information Security Program. The Bank’s Information Services Division, under the oversight of the Chief Information Security Officer (“CISO”), is primarily responsible for identifying, assessing, and managing risks arising from cybersecurity and information security threats. The CISO has significant experience in information security, cybersecurity, privacy, compliance, incident response, and technology risk management and holds relevant industry certifications.

Management committees, including the IT Steering Committee and Management Risk Committee, review and coordinate matters relating to information security controls, penetration testing, business continuity and disaster recovery testing, and incident response plan exercises.

Information Security Incident Responses
The Bank maintains incident response plans for information security and data breach scenarios and tests those plans at least annually. The Bank’s incident response procedures include processes for escalation, containment, recovery, and, where applicable, notification to customers, regulators, law enforcement, and other parties consistent with applicable legal and regulatory requirements.
ITEM 2. Properties
We own or lease buildings that are used in the normal course of our business. The Company owns its corporate headquarters, located at 900 Bedford Street, Stamford, Connecticut. At December 31, 2025, the Bank operated 8 branches in portions of Connecticut and New York. See Note 1 “Nature of Operations and Summary of Significant Accounting Policies,” Note 6
2025 FORM 10-K 19

Premises and Equipment,” and Note 12 “Leases” in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which our premises and equipment are carried.
The following table summarizes Patriot’s owned and leased properties as of December 31, 2025:

Street Address	City	County	State
Owned:
233 Post Road	Darien	Fairfield	Connecticut
1755 Black Rock Turnpike	Fairfield	Fairfield	Connecticut
100 Mason Street	Greenwich	Fairfield	Connecticut
900 Bedford Street	Stamford	Fairfield	Connecticut
999 Bedford Street	Stamford	Fairfield	Connecticut
771 Boston Post Road	Milford	New Haven	Connecticut
50 Charles Street	Westport	Fairfield	Connecticut

Leased:
16 River Street	Norwalk	Fairfield	Connecticut
415 Post Road East	Westport	Fairfield	Connecticut
495 Central Park Avenue	Scarsdale	Westchester	New York
7 Old Tavern Road	Orange	New Haven	Connecticut
1200 Riverplace Blvd	Jacksonville	Duval County	Florida
9647 Brighton Way	Beverly Hills	Los Angeles	California
ITEM 3. Legal Proceedings
Other than ordinary routine litigation incidental to its business, neither the Company nor the Bank has any pending legal proceedings to which the Company or the Bank is a party or any of its property is subject.
ITEM 4. Mine Safety Disclosures
Not applicable.
2025 FORM 10-K 20

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s Common Stock is traded on the Nasdaq Global Market under the Symbol “PNBK.”
Holders
There were approximately 265 registered shareholders of record of the Company’s Common Stock as of December 31, 2025. This number does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms or other nominees.
Dividends
The Company’s ability to pay dividends depends substantially on the ability of Patriot Bank, N.A. to pay dividends or otherwise distribute capital to the Company. The Bank’s ability to make such payments is subject to applicable law, regulatory capital requirements, and supervisory restrictions.
In January 2025, the Bank entered into a Formal Agreement with the OCC. Under the Formal Agreement, the Bank may declare or pay a dividend or make a capital distribution only if the Bank is in compliance with its Board-approved capital plan, would remain in compliance with that capital plan immediately following the dividend or capital distribution, the dividend or capital distribution otherwise complies with applicable law and regulation, and the Bank has received the prior written determination of no supervisory objection from the Assistant Deputy Comptroller.
In addition, OCC regulations generally require approval for dividends by the Bank in excess of the Bank’s current year retained net income plus retained net income for the preceding two years, and the Company may not declare or pay dividends on, or repurchase, its common stock if doing so would reduce capital below applicable regulatory requirements or otherwise violate applicable law or regulatory restrictions.
The Company has not paid dividends since 2020. There is no assurance that Company will pay dividends in the future.
Stock repurchases
The Company did not repurchase any shares of its common stock during the reporting period.
Equity Compensation Plan
The information regarding our equity compensation plans will be included in the Company’s definitive proxy statement to be filed with the SEC no later than April 30, 2026, in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders (“2026 Proxy Statement”), and is incorporated herein by reference.
ITEM 6. [Reserved]
ITEM 7. Management’s Discussion and Analysis of Financial Condition & Results of Operations
General
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
2025 FORM 10-K 21

Critical Accounting Estimates
The Company’s consolidated financial statements are prepared in accordance with United States of America (“U.S. GAAP”) and follow general practices within the financial services industry. A summary of Patriot’s significant accounting policies is included in the Notes to consolidated financial statements that are referenced in Item 8. Financial Statements and Supplementary Data. Although all of Patriot’s policies are integral to understanding its consolidated financial statements, certain accounting policies involve management to exercise judgment, develop assumptions, and make estimates that may have a material impact on the financial information presented in the consolidated financial statements or Notes thereto. Management considers an accounting estimate to be critical if it requires assumptions that are highly uncertain at the time the estimate is made and changes in those assumptions are reasonably likely to have a material effect on the Company’s financial condition or results of operations. Management has discussed the development and selection of its critical accounting estimates with the Audit Committee. The assumptions and estimates are based on historical experience and other factors representing the best available information to management as of the date of the consolidated financial statements, up to and including the date of issuance or availability for issuance. As the basis for the assumptions and estimates incorporated in the consolidated financial statements may change, actual results could differ from those estimates.
Allowance for Credit Losses (ACL)
The Company determines its allowance for credit losses (“ACL”) under the current expected credit loss (“CECL”) methodology in ASC 326, which requires management to estimate expected credit losses over the remaining contractual life of financial assets carried at amortized cost, adjusted for expected prepayments when appropriate. The ACL is established through a provision for credit losses charged to earnings and is reduced by charge-offs, net of recoveries. The Company also maintains a reserve for unfunded lending commitments for those commitments that are not unconditionally cancellable.
The ACL is a critical accounting estimate because it requires significant management judgment and is sensitive to changes in assumptions, forecasts, and portfolio conditions. The estimate incorporates both quantitative and qualitative factors, including historical loss experience, portfolio composition, delinquency trends, internal risk ratings, nonperforming asset levels, collateral values, the financial condition of borrowers, and reasonable and supportable forecasts of macroeconomic conditions. For collateral-dependent loans, expected credit losses may depend significantly on the fair value of collateral, less estimated selling costs where applicable.
Loans that do not share similar risk characteristics with other loans are evaluated individually. For loans evaluated on a collective basis, the Company segments the portfolio by loan type and other relevant risk characteristics and applies estimation methodologies that incorporate historical loss information, current conditions, and reasonable and supportable economic forecasts. Following the forecast period, the Company reverts to historical loss information over an appropriate reversion period. Management also applies qualitative adjustments, as needed, to reflect factors not fully captured in the quantitative model.
The ACL estimate is particularly sensitive to changes in economic forecasts, borrower performance, collateral values, portfolio mix, and the credit quality of the Company’s loans. Changes in these assumptions or in the condition of the loan portfolio could result in material changes to the ACL and the related provision for credit losses in future periods.
The Company’s ACL methodology and the judgments used in determining the ACL are described more fully in the Notes to Consolidated Financial Statements included in Item 8.
FINANCIAL CONDITION
Assets
The Company’s total assets increased $75.5 million, or 7.5%, from $1.01 billion at December 31, 2024 to $1.09 billion at December 31, 2025. This was primarily reflected as a $140.2 million increase in investment securities and a $44.5 million increase in cash, cash equivalents and restricted cash, which was partially offset by a $114.4 million decline in loans receivable. The change in asset mix reflected the Company’s continued balance sheet repositioning during 2025, including reduced loan exposure, increased liquidity, and deployment of funds into investment securities.
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash increased $44.5 million or 27.4%, to $207.1 million as of December 31, 2025 from $162.6 million as of December 31, 2024. The increase in 2025 was primarily driven by loan repayments, loan sales, and cash proceeds from issuance of common and preferred stock. For further details, refer to the Consolidated Statements of Cash Flows.
2025 FORM 10-K 22

The higher liquidity position improved the Bank’s funding flexibility and supported the Company’s balance sheet repositioning during 2025.
Investment securities
Total investments increased $140.2 million or 166.1%, to $224.7 million at December 31, 2025 from $84.4 million at December 31, 2024. This increase primarily reflected purchases of available-for-sale securities of $145.2 million during 2025, as the Company deployed liquidity into investment securities as part of its balance sheet repositioning. The portfolio at December 31, 2025 consisted primarily of U.S. Government agency and mortgage-backed securities. During 2025, the Bank sold $4.5 million of available-for-sale securities and recognized no net gain or loss on sale, compared to sales of $8.3 million and a net loss of $334 thousand in 2024.
Loans held for investment
Gross loans receivable decreased $114.9 million, or 16.2%, to $592.6 million at December 31, 2025 from $707.5 million at December 31, 2024. The decline reflected the Company’s continued balance sheet repositioning during 2025, including restricted loan originations during the first three quarters of the year, portfolio runoff, loan sales and efforts to reduce risk and improve liquidity. The Company sold 1539 loans with an unpaid principal balance of $67.8 million during 2025. Net loans receivable decreased to $585.7 million at December 31, 2025 from $700.2 million at December 31, 2024.
The following table provides the composition of the Company’s loan held for investment portfolio as of December 31, for the years indicated:

	December 31,
	2025		2024
(In thousands)	Amount	%	Amount	%
Loan portfolio segment:
Commercial Real Estate	$346,191	58.42%	$419,489	59.30%
Residential Real Estate	79,667	13.44%	92,215	13.03%
Commercial and Industrial	146,828	24.78%	129,608	18.32%
Consumer and Other	19,876	3.35%	59,973	8.48%
Construction	—	—%	3,830	0.54%
Construction to permanent - CRE	—	—%	2,357	0.33%
Loans receivable, gross	592,562	100.00%	707,472	100.00%
Allowance for credit losses	(6,839)		(7,305)
Loans receivable, net	$585,723		$700,167

Commercial real estate remained the largest loan category at December 31, 2025, representing 58.4% of total gross loans, compared to 59.3% at December 31, 2024. Commercial and industrial loans increased as a percentage of the portfolio to 24.8% from 18.3%, while consumer and other loans declined to 3.4% from 8.5%. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications above. As of December 31, 2025 and 2024, SBA loans included in the commercial real estate loans were $9.7 million and $18.7 million, respectively, and SBA loans included in the commercial and industrial loan were $8.7 million and $11.2 million as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, the net loan-to-deposit ratio was 60.6%, compared to 72.4% at December 31, 2024, and the net loan to total assets ratio was 53.8%, compared to 69.2% at December 31, 2024. These declines reflected lower loan balances and higher deposits and liquidity during 2025.
The following table presents loans receivable, gross by portfolio segment, by contractual maturity as of December 31, 2025:
2025 FORM 10-K 23

	Contractual Maturity of Loan Balance
(In thousands)	One year or less	One through Five Years	After Five Years	Total
Loan portfolio segment:
Commercial Real Estate	$32,978	$189,737	$123,476	$346,191
Residential Real Estate	3,008	3,465	73,195	79,667
Commercial and Industrial	38,407	23,480	84,941	146,828
Consumer and Other	1,324	1,574	16,978	19,876
Total	$75,716	$218,255	$298,589	$592,562

Fixed rate loans	$27,926	$139,287	$87,630	$254,843
Variable rate loans	47,790	78,968	210,959	337,717
Total	$75,716	$218,255	$298,589	$592,562
At December 31, variable-rate loans represented 57.0% of the total loan portfolio. Approximately 30.8% of the variable-rate loan portfolio reprices within three months of a change in interest rates. The remainder of the variable-rate portfolio generally carries an initial fixed-rate period, such as one, three, or five years, followed by periodic repricing. These repricing characteristics are reflected in the Bank’s aggregate analysis of net interest sensitivity included in Item 7A.
Commercial real estate and commercial and industrial loans represented approximately 83.2% of total gross loans at December 31, 2025. Accordingly, the Company’s credit performance remains significantly influenced by borrower operating performance, collateral values, and economic conditions in the markets and customer segments served by the Bank. For purposes of internal and regulatory CRE concentration monitoring, owner-occupied CRE loans are excluded from CRE totals and classified as commercial and industrial loans, although owner-occupied CRE loans are included in the CRE portfolio presentation above.
Allowance for Credit Losses on Loans
The Company estimates its ACL under the CECL methodology in ASC 326.
The allowance for credit losses was $6.8 million at December 31, 2025, compared to $7.3 million at December 31, 2024. Based on management’s evaluation of the loan portfolio at December 31, 2025, the ACL of $6.8 million, or 1.15% of gross loans, was considered appropriate to absorb expected credit losses in the loan portfolio as of that date.
The following table summarizes activity in the ACL:

	Year Ended December 31,
(In thousands)	2025	2024
Balance at beginning of the period	$7,305	$15,925
Provision for credit losses	1,607	12,544
Net charge-offs	(2,073)	(21,164)
Balance at end of the period	$6,839	$7,305

Ratios:
Net charge-offs to average loans	0.32%	2.66%
Allowance for credit losses to total loans	1.15%	1.03%
Allowance for credit losses to nonaccrual loans	26.44%	28.24%
2025 FORM 10-K 24

The net charge-offs decreased $19.1 million to $2.1 million as of December 31, 2025 from $21.2 million as of December 31, 2024, Net charge-offs to average loans improved to 0.32% for the year ended December 31, 2025 from 2.66% for the year ended December 31, 2024. The decrease in net charge-offs in 2025 was primarily due to charge-offs totaling $13.6 million related to two large commercial real estate loans recognized in the fourth quarter of 2024.

Average loans decreased by $153.2 million to $642.1 million for the year ended December 31, 2025 from$795.2 million for the year ended December 31, 2024. The decline reflected the Company’s continued balance sheet repositioning during 2025, including restricted loan growth, portfolio runoff, and efforts to reduce risk and improve liquidity.

Although the ACL decreased to $6.8 million at December 31, 2025 from $7.3 million at December 31, 2024, the ACL-to-total loans ratio increased to 1.15% from 1.03%, primarily because gross loans declined during 2025. The 2024 ACL balance and related coverage ratios were also affected by significant charge-offs of reserved commercial real estate and consumer loans during 2024.

Non-accrual loans were $24.4 million as of December 31, 2025, compared to $25.9 million as of December 31, 2024. The ACL-to-non-accrual loans ratio was 26.44% as of December 31, 2025, compared to 28.24% as of December 31, 2024. The 2024 ratio was higher primarily due to reserves on individually evaluated commercial real estate loans that were subsequently charged off in the fourth quarter of 2024. Non-accrual CRE loans of $376 thousand have been charged-off to net realizable value as of December 31, 2025.
Nonperforming Assets
The following table presents non-accrual loans and other real estate owned (“OREO”) as of the dates indicated:

	December 31,
(In thousands)	2025	2024
Non-accruing loans:
Commercial Real Estate	$13,701	$19,334
Residential Real Estate	57	109
Commercial and Industrial	10,182	3,341
Consumer and Other	413	730
Construction to Permanent - CRE	—	2,357
Total non-accruing loans	24,353	25,871

Loans past due over 90 days and still accruing	—	—
Other real estate owned	—	2,843
Total nonperforming assets	$24,353	$28,714

Nonperforming assets to total assets	2.24%	2.84%
Nonperforming loans to total loans, net	4.16%	3.69%
Non-accrual loans decreased $1.5 million, to $24.4 million at December 31, 2025 from $25.9 million at December 31, 2024. Total nonperforming assets decreased $4.4 million to $24.4 million from $28.7 million, primarily reflecting the resolution of certain troubled loans and the sale of the sole OREO asset during 2025.
At December 31, 2025, non-accrual loans were comprised of 151 borrowers, compared to 335 borrowers at December 31, 2024. At December 31, 2025, 9 loans were individually evaluated and a specific reserve of $2.1 million was established, compared to 14 individually evaluated loans and a specific reserve of $463 thousand at December 31, 2024. The increase in specific reserves on individually evaluated loans reflected enhanced loan-level analysis performed during 2025 on certain credits within the portfolio, which resulted in refined reserve estimates for those loans. Individually evaluated loans are measured based on collateral value or discounted expected cash flows, as applicable.
Nonperforming assets to total assets improved to 2.24% at December 31, 2025 from 2.84% at December 31, 2024. Nonperforming loans to total loans, net increased to 4.16% from 3.69%, primarily because total loans declined during 2025.
2025 FORM 10-K 25

Loans held for sale
Loans held for sale totaled $24.5 million at December 31, 2025, compared to $15.7 million at December 31, 2024.
These balances primarily consist of credit card receivables originated for certain digital payments customers and sold shortly after origination to a third party. These loans are fully cash-secured by deposits and are typically sold within three days at par value.
Premises and equipment
Premises and equipment totaled $28.1 million at December 31, 2025, compared to $28.9 million at December 31, 2024. The decrease was primarily due to depreciation expense during 2025.
Management continues to evaluate its branch and office footprint in connection with operating efficiency, client service, and the Company’s strategic repositioning.
Other Real Estate Owned (“OREO”)
As of December 31, 2025, the Bank had no other real estate owned, compared to $2.8 million at December 31, 2024.
During 2025, the Bank sold its remaining OREO asset and recognized a gain of approximately $176 thousand following a valuation allowance recorded prior to sale.
Goodwill
The Company had no goodwill recorded on its Consolidated Balance Sheets at December 31, 2025 or December 31, 2024. During 2023, the Company recorded a goodwill impairment charge of $1.1 million, which eliminated its remaining goodwill balance.
Core deposit intangible (“CDI”)
Core deposit intangible (“CDI”) represents the value assigned to deposit relationships acquired in connection with the Prime Bank business combination in 2018. The CDI is amortized over a 10-year period using the straight-line method. CDI decreased $47 thousand to $109 thousand at December 31, 2025 from $156 thousand at December 31, 2024, solely due to the amortization.
Deferred Taxes
As of December 31, 2025 and 2024 the carrying value of the deferred tax assets (“DTAs”) was zero because a full valuation allowance was maintained against all DTAs.
As of December 31, 2025, Patriot had available approximately $50.8 million of Federal net operating loss carryforwards (“NOL”), of which approximately $15.5 million was subject to limitations under Internal Revenue Code §382. After giving effect to those limitations, the Company had approximately $35.3 million post-change federal NOL carryforwards, which do not expire. These amounts reflect the Company’s existing Section 382 analysis and do not reflect the effect, if any, of ownership changes or additional limitations that may have resulted from the Private Placement or the registered direct offerings completed during 2025, as no updated Section 382 analysis with respect to those transactions had been completed as of the date of these consolidated financial statements. Because the Company maintained a full valuation allowance against its deferred tax assets at December 31, 2025, management does not expect completion of such analysis to materially affect the net deferred tax asset balance reported as of that date, although it could affect the amount and availability of NOL carryforwards for future periods.
In addition, at December 31, 2025, the Company had approximately $64.2 million of Connecticut NOL carryforwards, which may be used to offset up to 50% of taxable income in any year and expire between 2030 and 2055.
The Company evaluates the realizability of DTAs on a quarterly basis. In assessing whether a valuation allowance is required, management considers all available positive and negative evidence, including recent operating results, cumulative earnings or losses, projections of future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. The principal factor supporting the full valuation allowance at December 31, 2025 was the existence of cumulative losses in recent years, which constituted significant negative evidence regarding realizability.
During 2025, the Bank returned to profitability at the bank level, although the Company remained unprofitable on a consolidated basis for the year ended December 31, 2025. Based on improved operating performance and current projections, the Company is evaluating whether a full valuation allowance will remain appropriate in future periods. The Company will continue to reassess
2025 FORM 10-K 26

the appropriateness of the valuation allowance in future periods. If management concludes, based on sufficient positive evidence, that some or all of the valuation allowance is no longer necessary, the release of all or a portion of the valuation allowance could materially affect income tax expense and net income in the period of release.
For the year ended December 31, 2025, the Company recorded income tax expense of $0.1 million.
Derivatives
As of December 31, 2025, the Company had two interest rate swaps outstanding. One swap was executed with a loan customer to provide a facility to mitigate fluctuations in the variable rate on the related loan, and the other was executed with an outside third party. The customer interest rate swap is matched in offsetting terms with the third-party interest rate swap. These swaps are reported at fair value in other assets or other liabilities on the Consolidated Balance Sheets. Because the swaps are not designated as hedging instruments, changes in the fair value are recognized in other non-interest income. The Company did not recognize any unrealized and realized gain or loss for the year ended December 31, 2025 and 2024.
Further discussion of the final derivatives is set forth in Note 11 and Note 21 to the Consolidated Financial Statements.
Deposits
Deposits are the Company’s primary source of funding for lending and investment activities and an important component of liquidity management. Total deposits were $965.8 million at December 31, 2025, compared to $966.6 million at December 31, 2024.
The following table summarizes the Company’s deposits at the dates indicated:

	December 31,
(In thousands)	2025	2024
Non-interest bearing:
Total non-interest bearing deposits	106,766	119,212
Interest bearing:
Negotiable order of withdrawal accounts (NOW)	24,281	31,549
Savings	38,036	38,743
Interest bearing DDA	267,447	205,995
Money market	191,177	262,023
Certificates of deposit, $250,000 or less	206,915	174,095
Certificates of deposit, more than $250,000	76,480	65,278
Brokered deposits	54,683	69,702
Total interest bearing deposits	859,020	847,385

Total Deposits	$965,786	$966,597

Additional deposit metrics
Deposits associated with digital payments customers	$297,702	$265,542

Total retail branch bank deposits	$341,453	$412,960

Total uninsured deposits	$194,254	$297,845

Deposit composition changed during 2025 as the Company continued to reposition its funding base, including reductions in brokered deposits and uninsured deposits. Brokered deposits decreased $26.3 million to $54.7 million at December 31, 2025 from $69.7 million at December 31, 2024, while uninsured deposits decreased $103.6 million to $194.3 million from $297.8 million over the same period. Deposits associated with digital payments customers decreased $43.9 million to $297.7 million at December 31, 2025 from $265.5 million at December 31, 2024. These changes reflected the Company’s ongoing efforts to manage liquidity, reduce certain deposit concentrations, and support its broader balance sheet repositioning during 2025.
2025 FORM 10-K 27

Borrowings
Total borrowings were $16.4 million compared to $33.1 million at December 31, 2024. Borrowings consist of Federal Home Loan Bank (“FHLB”) advances, FRB borrowing, and junior subordinated debt.
The decrease reflected reduced reliance on wholesale funding during 2025 as part of the Company’s broader balance sheet repositioning and liquidity management efforts. During 2025, the Bank’s funding flexibility also benefited from improved FHLB terms following an upgrade in the Bank’s FHLB status.
Shareholders’ Equity
Equity increased $90.4 million to $94.7 million at December 31, 2025 from $4.3 million at December 31, 2024. The increase was primarily due to the Company’s recapitalization and related capital raises during 2025, partially offset by a net loss of $12.7 million for the year ended December 31, 2025. For more information on shareholders’ equity and the net loss for the year ended December 31, 2025 see Note 16 and “Results of Operations” included elsewhere in this Management’s Discussion and Analysis.
Average Balances
Average interest-earning assets were substantially unchanged at $935.7 million for 2025 compared to $934.2 million for 2024, but asset mix changed significantly during the year. Average loans declined $153.2 million, while average cash equivalents and restricted cash increased $147.1 million, reflecting the Company’s balance sheet repositioning and higher liquidity levels during 2025. The yield on average interest-earning assets declined to 5.11% in 2025 from 5.59% in 2024, primarily due to the reduction in average loan balances and the shift into higher average balances of cash equivalents and restricted cash, which earned lower yields in 2025 than in 2024.
Average interest-bearing liabilities declined $23.5 million to $817.5 million for 2025 from $841.0 million for 2024, primarily due to lower average borrowings, partially offset by higher average interest-bearing deposits. The average rate paid on interest-bearing liabilities declined to 3.51% in 2025 from 3.83% in 2024. Net interest income decreased to $19.1 million in 2025 from $20.1 million in 2024, and net interest margin decreased to 2.04% from 2.14%.

The following table presents average balances, interest income, interest expense and the corresponding yields earned, and rates paid for each of the years in the three-year period ended December 31, 2025.
2025 FORM 10-K 28

	Year Ended December 31,
	2025			2024			2023
(In thousands)	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Interest earning assets:
Loans	$642,082	$36,564	5.69%	$795,236	$47,322	5.93%	$896,500	$54,310	6.06%
Investments	103,469	3,101	3.00%	95,838	2,852	2.98%	99,546	3,157	3.17%
Cash equivalents and restricted cash	190,184	8,177	4.30%	43,125	2,188	5.06%	25,140	1,490	5.93%

Total interest earning assets	935,735	47,843	5.11%	934,199	52,362	5.59%	1,021,186	58,957	5.77%

Cash and due from banks	2,618			2,711			3,172
Allowance for credit losses	(7,842)			(14,139)			(22,596)
OREO	1,445			2,843			138
Other assets	41,139			62,827			69,923

Total Assets	$973,096			$988,441			$1,071,823

Liabilities
Interest bearing liabilities:
Deposits	$793,336	$26,663	3.36%	$730,836	$26,049	3.55%	$711,479	$21,668	3.05%
Borrowings	2,233	100	4.49%	80,048	3,476	4.33%	134,570	6,141	4.56%
Senior notes	5,150	610	11.85%	11,787	1,159	9.83%	11,654	1,159	9.95%
Subordinated debt	16,726	1,355	8.10%	18,024	1,596	8.83%	17,985	1,481	8.23%
Note Payable and other	52	1	1.73%	258	5	1.93%	469	8	1.71%

Total interest bearing liabilities	817,498	28,730	3.51%	840,953	32,285	3.83%	876,157	30,457	3.48%

Demand deposits	86,388			101,290			140,654
Other liabilities	7,686			10,063			8,505

Total Liabilities	911,572			952,306			1,025,316

Shareholders' equity	61,524			36,135			46,507

Total liabilities and equity	$973,096			$988,441			$1,071,823

Net interest income		$19,112			$20,077			$28,500

Net interest margin			2.04%			2.14%			2.79%
Interest spread			1.60%			1.76%			2.29%
2025 FORM 10-K 29

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the years ended December 31, 2025 to 2024 and December 31, 2024 to 2023.

	Year Ended December 31,
	2025 compared to 2024			2024 compared to 2023
	Increase/(Decrease)			Increase/(Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans	$(11,959)	$1,204	$(10,755)	$(6,572)	$(416)	$(6,988)
Investments	120	129	249	(233)	(72)	(305)
Cash equivalents and restricted cash	7,446	(1,445)	6,001	1,074	(376)	698

Total interest earning assets	(4,393)	(112)	(4,505)	(5,731)	(864)	(6,595)

Interest bearing liabilities:
Deposits	2,727	(2,112)	615	(2,032)	6,413	4,381
Borrowings	(3,316)	(61)	(3,377)	(2,490)	(175)	(2,665)
Senior notes	(1,049)	494	(555)	13	(13)	—
Subordinated debt	—	526	526	—	115	115
Note payable and other	(4)	—	(4)	(3)	—	(3)

Total interest bearing liabilities	(1,642)	(1,153)	(2,795)	(4,512)	6,340	1,828

(Decrease) increase in net interest income	$(2,751)	$1,041	$(1,710)	$(1,219)	$(7,204)	$(8,423)
RESULTS OF OPERATIONS
A discussion regarding the financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented below. Discussions of fiscal 2024 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April 15, 2025.
Comparison of Results of Operations for the years 2025 and 2024
For the year ended December 31, 2025, the Company reported a net loss of $12.7 million, or $(0.17) per basic and diluted share, compared to a net loss of $39.9 million, or $(10.03) per basic and diluted share, for the year ended December 31, 2024.
The Company reported a pre-tax loss of $12.7 million for 2025, an improvement from a pre-tax loss of $16.1 million in 2024. The improvement in pre-tax results was primarily driven by a substantially lower provision for credit losses in 2025, following significant credit-related charges in 2024, including large charge-offs associated with two commercial real estate credits, as the Company continued to address legacy credit issues. This improvement was partially offset by lower net interest income and higher non-interest expense. Net interest income decreased $1.0 million in 2025, while non-interest expense increased $8.7 million, reflecting higher compensation expense, including equity-based compensation, as well as elevated professional fees and other transition-related operating costs associated with management changes, remediation efforts, and the Company’s broader
2025 FORM 10-K 30

strategic repositioning. Non-interest income increased $2.2 million in 2025. The year-over-year improvement in net loss was also affected by a significantly lower provision for income taxes in 2025 compared to 2024.
Net interest income
Net interest income represents the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. It is affected by the relative levels of interest-earning assets and interest-bearing liabilities, as well as the interest rates earned or paid on these balances.
For the year ended December 31, 2025, interest income decreased to $47.8 million, compared with $52.4 million for the year ended December 31, 2024. The decrease primarily reflected lower average loan balances a shift in asset mix toward higher average balances of cash equivalents and restricted cash, which earned lower yields in 2025 than in 2024.
Interest expense for the year ended December 31, 2025 decreased to $28.7 million from $32.3 million in 2024, reflecting lower average wholesale borrowings and a lower average rate paid on interest-bearing liabilities, partially offset by higher average interest-bearing deposit balances.
As a result, net interest income decreased to $19.1 million in 2025 from $20.1 million in 2024. Net interest margin decreased to 2.04% in 2025 from 2.14% in 2024.
Provision (Credit) for credit losses
For the year ended December 31, 2025, the provision for credit losses was $1.5 million, consisting of a $1.6 million provision for credit loss on loans and a $0.1 million credit in reserve for the off-balance-sheet credit exposures. For the year ended December 31, 2024, the provision for credit losses was $12.5 million, consisting of a $12.5 million provision for loan losses and a $0.1 million credit in reserve for the off-balance-sheet exposure.
The substantially lower provision in 2025 reflected the absence of the unusually elevated credit costs recognized in 2024, as well as lower net charge-offs and lower reserve requirements in 2025. The 2024 provision was significantly affected by large charge-offs associated with two commercial real estate credits and the related reserve implications. Gross loans declined from $707.5 million at December 31, 2024 to $592.6 million at December 31, 2025 as the Company continued its balance sheet repositioning and allowed portions of the loan portfolio to run off. The allowance for credit losses on loans decreased to $6.8 million at December 31, 2025 from $7.3 million at December 31, 2024.
Non-interest income
For the year ended December 31, 2025, non-interest income increased to $10.5 million from $8.4 million in 2024. The increase was primarily attributable to higher fee income associated with increased business activity from certain existing larger digital payments program managers during 2025, as well as gains on certain financial instruments.
Non-interest expense
For the year ended December 31, 2025, non-interest expense increased to $40.8 million from $32.1 million in 2024. The increase reflected higher compensation expense, including equity-based compensation, as well as elevated professional fees and other transition-related operating costs associated with management changes, remediation efforts, and the Company’s broader strategic repositioning. Non-interest expense in 2025 also reflected overlap costs incurred during the transition as the Company added executive management and other personnel while retaining significant legacy staffing during portions of the year.
Provision for income taxes
The Company reported a provision for income taxes of $0.1 million for the year ended December 31, 2025, compared to a provision for income taxes of $23.8 million for the year ended December 31, 2024. The 2024 provision was significantly affected by the recording of a full valuation allowance against deferred tax assets during that year. At December 31, 2025, the Company continued to maintain a full valuation allowance against its deferred tax assets. See Note 14 - Income Taxes to the Consolidated Financial Statements.
2025 FORM 10-K 31

Other financial measures and ratios:

	As of and for the year ended December 31,
	2025	2024	2023

(Loss) return on average assets	(1.31)%	(4.03)%	(0.39)%
(Loss) return on average equity	(20.66)%	(110.37)%	(8.99)%
Average equity to average assets	6.32%	3.66%	4.34%
We derived the selected balance sheet measures as of December 31, 2025, 2024, and 2023 and the selected statement of income measures for the years ended December 31, 2025, 2024, and 2023 from our audited Consolidated Financial Statements included elsewhere in this annual report. Average balances have been computed using daily averages.
Selected Quarterly Financial Data:
The following tables present the summarized quarterly results of operations (unaudited) to the Consolidated Financial Statements for the calendar year 2025:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2025
Interest and dividend income	$12,548	$11,494	$11,543	$12,258
Interest expense	8,594	7,306	6,533	6,296
Net interest income	3,954	4,188	5,010	5,962
Provision for credit losses(a)	733	1,524	(431)	(321)
Non-interest income	2,728	2,030	2,207	3,549
Non-interest expense	8,725	9,744	10,310	11,992
Loss before income taxes	(2,776)	(5,050)	(2,662)	(2,160)
Provision (benefit) for income taxes	1	(49)	(5)	112
Net loss(b)	$(2,777)	$(5,001)	$(2,657)	$(2,272)

Loss per share
Basic	$(0.21)	$(0.06)	$(0.03)	$(0.02)
Diluted	$(0.21)	$(0.06)	$(0.03)	$(0.02)

Weighted average shares outstanding - Basic(c)	13,289,644	78,123,095	99,937,915	114,991,078
Weighted average shares outstanding - Diluted(c)	13,289,644	78,123,095	99,937,915	114,991,078
(a) In the second quarter of 2025, the increase in allowance was mainly attributed to qualitative factors incorporated into the ACL calculations, even though a reduction in loan balances and the recognition of charge-offs on the unsecured consumer loan portfolio would typically suggest a decrease.
(b) Due to significant changes above, the net loss in the second quarter 2025 was mainly attributed to loss on sales of loans and increased non-interest expenses primarily attributed to the higher salaries and benefits, along with other operating expenses.
(c) The weighted average diluted shares outstanding did not include 112,771, 4,597,710, 5,809,410, and 10,000,970 anti-dilutive restricted shares of common stock as of March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, respectively.

2025 FORM 10-K 32

The following tables present the summarized quarterly results of operations (unaudited) to the Consolidated Financial Statements for the calendar year 2024:

(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Interest and dividend income	$14,001	$13,217	$12,814	$12,330
Interest expense	8,597	8,194	7,815	7,679
Net interest income	5,404	5,023	4,999	4,651
Provision for credit losses(a)	658	3,092	1,026	7,679
Non-interest income	2,247	2,063	2,115	1,937
Non-interest expense	7,226	7,999	8,396	8,460
Loss before income taxes	(233)	(4,005)	(2,308)	(9,551)
Provision (benefit) for income taxes(b)	66	(924)	24,646	(3)
Net loss(c)	$(299)	$(3,081)	$(26,954)	$(9,548)

Loss per share
Basic	$(0.08)	$(0.77)	$(6.78)	$(2.40)
Diluted	$(0.08)	$(0.77)	$(6.78)	$(2.40)

Weighted average shares outstanding - Basic(d)	3,976,073	3,976,073	3,976,073	3,976,673
Weighted average shares outstanding - Diluted(d)	3,976,073	3,976,073	3,976,073	3,976,673
(a) In the fourth quarter of 2024, the provision for credit loss increased , primarily attributable to significant charge-offs for two individually evaluated commercial real estate loans.
(b) In the third quarter of 2024, a full valuation allowance on the Company’s U.S. federal and state deferred tax assets was recorded. This resulted in an increase in the Company’s income tax expense of approximately $25 million.
(c) Due to significant changes above, the net loss in the fourth quarter of 2024 decreased to $9.5 million, compared to a $27.0 million net loss in the third quarter of 2024.
(d) The weighted average diluted shares outstanding did not include 22,269, 8,695, 91,697, and 93,710 anti-dilutive restricted shares of common stock as of March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company monitors liquidity using, among other measures, on-hand liquidity to total liabilities, and total liquidity to total liabilities. On-hand liquidity is comprised of interest-bearing cash and cash equivalents and unpledged available-for-sale securities. Total liquidity includes on-hand liquidity plus unused borrowing capacity and other available contingent funding
2025 FORM 10-K 33

sources, including brokered deposit capacity subject to internal limits. The Company also monitors other metrics to manage liquidity and concentration risk in its funding base.
The Company's on-hand liquidity and total liquidity ratios for the year ended December 31, 2025 and December 31, 2024, are as follows:

(In thousands)	December 31, 2025	December 31, 2024
On-hand liquidity
Interest-bearing cash and cash equivalents	$183,980	$144,273
Available-for-sale securities, at fair value	224,677	79,992
Less: pledged available-for-sale securities	(15,138)	(60,223)
Total on-hand liquidity	393,519	164,042

Borrowing capacity
FHLB borrowing capacity	76,003	48,692
FRB borrowing capacity	26,357	64,742
Unsecured credit lines from correspondent banks	—	5,000
Brokered deposit capacity	144,868	69,702
Total borrowing capacity	247,228	188,136
Less: used borrowing capacity
FHLB capacity used (including the standby letter of credit)	(55,671)	(48,459)
FRB capacity used	—	—
Outstanding brokered deposits	(54,683)	(69,702)
Total used borrowing capacity	(110,354)	(118,161)

Total liquidity	$530,393	$234,017

Total liabilities	$993,160	$1,008,027

On-hand liquidity to total liabilities	39.62%	16.27%
Total liquidity to total liabilities	53.40%	23.22%

On-hand liquidity increased $229.5 million from December 31, 2024 to December 31, 2025 primarily reflecting higher balances of cash, cash equivalents, and unpledged available-for-sale securities following the Company’s capital raises and broader balance sheet repositioning during 2025. These changes improved the Company’s funding flexibility and contingent liquidity position.

Liquidity represents the Company’s ability to meet its financial obligations as they come due, including deposit withdrawals, funding commitments, debt service, and other operating needs. Management believes the Company’s liquidity position at December 31, 2025 was sufficient to meet expected funding needs and reasonably anticipated deposit fluctuations.

Capital raised during 2025, including the March 2025 private placement and subsequent capital transactions, provided additional liquidity and enhanced both the Bank’s and the Company’s funding flexibility.

Net cash provided by operating activities was $14.3 million for the year ended December 31, 2025, compared to net cash provided by operating activities of $2.7 million for the year ended December 31, 2024. The year-over-year change was primarily driven by a larger net cash outflow related to loans held for sale activity, as originations exceeded sale proceeds by a greater amount in 2025 than in 2024, and by a lower provision for credit losses, which reduced a non-cash add-back to operating cash flow. These factors were partially offset by higher share-based compensation, which increased non-cash expense in 2025. Activity in loans held for sale primarily related to credit card receivables originated for certain digital payments customer programs, which are generally sold shortly after origination.

Net cash used in investing activities was $20.7 million for the year ended December 31, 2025, compared to net cash provided by investing activities of $135.0 million for the year ended December 31, 2024. The 2025 investing cash outflow primarily reflected
2025 FORM 10-K 34

$145.2 million of purchases of available-for-sale securities. That outflow was partially offset by $114.9 million of payments received on loans receivable, $4.5 million of proceeds from the maturity of other investments, and the absence of loan originations in 2025 compared to $48.9 million of loan originations in 2024. In 2024, investing activities also benefited from higher loan repayments and materially lower securities purchases.

Net cash provided by financing activities was $79.1 million for the year ended December 31, 2025, compared to net cash used in financing activities of $41.6 million for the year ended December 31, 2024. The 2025 financing cash inflow was primarily driven by proceeds from issuances of common stock and preferred stock, net of offering costs. Financing activities in 2025 also reflected lower reliance on wholesale funding, including a $3.0 million net repayment of Federal Home Loan Bank advances and no net Federal Reserve Bank or correspondent bank borrowings outstanding at year end, as well as $3.0 million of senior note repayments and a modest net decrease in deposits. In 2024, financing activities reflected a $126.3 million increase in deposits that was more than offset by $68.0 million of net repayments of Federal Home Loan Bank advances and $70.0 million of net repayments of Federal Reserve Bank and correspondent bank borrowings.

As a result of the foregoing, cash, cash equivalents and restricted cash increased $44.0 million during 2025, compared to an increase of $96.1 million during 2024.
As of December 31, 2025, the maturities of Patriot’s contractual obligations are as follows:

(In thousands)	Contractual Obligations Due
Contractual Obligation Category	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Certificates of deposit	$271,103	$12,134	$158	$—	$283,395
Brokered deposits	49,641	5,042	—	—	54,683
Subordinated debt	—	—	8,347	—	8,347
Junior subordinated debt	—	—	—	8,248	8,248
Operating lease obligations	382	348	156	524	1,410
Total contractual obligations	$321,127	$17,524	$8,661	$8,772	$356,083

Management seeks to maintain a capital structure that supports regulatory requirements, planned balance sheet activity, and the ability to absorb potential losses, while also positioning the Company to improve profitability and shareholder value over time. The Company has not paid dividends to shareholders during the most recent three-year period.

The primary source of liquidity at the parent company is dividends or other return of capital from the Bank. Such payments are subject to regulatory restrictions, including OCC supervisory requirements and the Bank’s capital plan, and are used in part to service debt payments at the Company. Return of capital payments from the Bank to the Company totaled zero for the year ended December 31, 2025, $1.0 million for the year ended December 31, 2024, and $2.5 million for the year ended December 31, 2023.
OFF-BALANCE SHEET ARRANGEMENTS
The Bank’s off-balance sheet arrangements consist primarily of unfunded loan commitments and standby letters of credit. Because these commitments may expire unused or are contingent on the customer’s compliance with the underlying terms, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2025 and 2024, the Bank’s off-balance sheet commitments were $69 million and $87.6 million, respectively.
As of December 31, 2025, the Bank had an irrevocable stand-by letter of credit for a maximum of $55 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary, which expires on April 30, 2026.
2025 FORM 10-K 35

REGULATORY CAPITAL REQUIREMENTS
The following tables illustrate the Company’s and the Bank’s regulatory capital ratios at December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
	Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$129,587	20.76%	$120,329	19.25%	$44,534	6.07%	$56,536	7.71%
Formal Agreement minimum (Bank only)(a)	$—	—%	$71,894	11.50%	$—	—%	$84,306	11.50%

Tier 1 Capital (to risk weighted assets)	117,567	18.84%	116,657	18.66%	33,545	4.57%	55,546	7.58%
Formal Agreement minimum (Bank only)(a)	—	—%	62,516	10.00%	—	—%	73,309	10.00%

Common Equity Tier 1 Capital (to risk weighted assets)	109,567	17.55%	116,657	18.66%	25,545	3.48%	55,546	7.58%
Formal Agreement minimum (Bank only)(a)	—	—%	62,516	10.00%	—	—%	73,309	10.00%

Tier 1 Leverage Capital (to average assets)	117,567	11.52%	116,657	11.42%	33,545	3.50%	55,546	5.79%
Formal Agreement minimum (Bank only)(a)	—	—%	91,975	9.00%	—	—%	86,306	9.00%
(a) On January 17, 2025, the OCC notified the Bank that the individual minimum capital ratios established in April 2024 had been terminated in connection with the Bank’s entry into the Formal Agreement dated January 14, 2025. The minimum ratios shown above for the Bank reflect the capital requirements established by the Formal Agreement. Although the Bank’s reported capital ratios at December 31, 2025 exceeded those minimum ratios, the Formal Agreement provides that meeting and maintaining such ratios does not mean the Bank may be deemed to be “well capitalized” for purposes of 12 U.S.C. § 1831o and 12 C.F.R. Part 6.

Federal banking regulations establish minimum leverage and risk-based capital requirements for insured depository institutions, including standards applicable to institutions seeking to be considered “well capitalized.”

In April 2024, the OCC established individual minimum capital ratios for the Bank. On January 17, 2025, in connection with the Bank’s entry into the Formal Agreement on January 14, 2025, the OCC notified the Bank that the April 2024 individual minimum capital ratios had been terminated. As reflected in the table above, the minimum capital ratios applicable to the Bank at December 31, 2025 were those established by the Formal Agreement.

At December 31, 2025, the Bank’s reported capital ratios exceeded both the standard “well capitalized” thresholds and the higher minimum capital ratios required by the Formal Agreement. Specifically, the Bank’s common equity tier 1 capital ratio was 18.66%, its Tier 1 capital ratio was 18.66%, its total capital ratio was 19.25%, and its Tier 1 leverage ratio was 11.42%. By comparison, at December 31, 2024, the Bank did not meet the higher minimum capital ratios then applicable. The Company’s capital actions during 2025, including the March 2025 private placement and related recapitalization transactions, materially improved the Bank’s capital position.

Notwithstanding the Bank’s reported capital ratios at December 31, 2025, the Formal Agreement provides that meeting and maintaining specified capital levels does not mean that the Bank may be deemed to be “well capitalized” for purposes of 12 U.S.C. § 1831o and 12 C.F.R. Part 6.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk is primarily limited to interest rate risk, which is the risk that changes in interest rates may adversely affect net interest income, capital, and the economic value of assets and liabilities.
The Bank seeks to manage interest rate risk while maintaining appropriate earnings performance and liquidity. Interest rate risk arises from differences in the timing of the repricing or maturity of assets and liabilities, the effect of embedded options, and
2025 FORM 10-K 36

changes in funding mix. In managing this risk, the Bank considers asset and liability structure, loan and investment repricing characteristics, deposit behavior, and wholesale funding sources.
Interest rate risk is monitored by Management’s Asset and Liability Committee, which consists of senior management personnel. At the Board level, interest rate risk and related balance sheet exposures are reviewed through the Enterprise Risk Committee, which receives periodic reporting on interest rate risk, liquidity, and investment activities.
Management evaluates interest rate risk using net interest income simulation and net portfolio value analysis, each of which is prepared on a quarterly basis. These models estimate the effect of instantaneous changes in interest rates under a range of rate scenarios. The analyses incorporate assumptions regarding asset and liability repricing, prepayments, deposit behavior, and changes in spreads between market rates. Because these analyses are based on assumptions and estimates, actual results may differ materially from those reflected in the model outputs.
The tables below present estimated changes in net portfolio value and net interest income under selected instantaneous interest rate shock scenarios at December 31, 2025 and 2024.

	Net Portfolio Value - Performance Summary
(In thousands)	As of December 31, 2025			As of December 31, 2024
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$118,478	$(25,935)	(17.96)%	$87,800	$(10,733)	(10.89)%
+100	132,666	(11,747)	(8.13)%	94,983	(3,550)	(3.60)%
BASE	144,413	—	—	98,533	—	—
-100	156,122	11,709	8.11%	98,886	353	0.36%
-200	163,243	18,830	13.04%	96,159	(2,374)	(2.41)%

	Net Interest Income - Performance Summary
	December 31, 2025			December 31, 2024
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$24,099	$(2,580)	(9.67)%	$28,274	$79	0.28%
+100	25,470	(1,209)	(4.53)%	28,403	208	0.74%
BASE	26,679	—	—	28,195	—	—
-100	28,374	1,695	6.35%	28,295	100	0.35%
-200	29,634	2,955	11.08%	28,679	484	1.72%
These measures are analytical tools used by management to assess interest rate risk exposure at a point in time and should not be viewed as forecasts. The results are subject to limitations, including the use of assumptions regarding balance sheet composition, pricing behavior, and customer response to changes in interest rates.
Impact of Inflation and Changing Prices
The Company’s financial statements have been prepared in terms of historical dollars, without considering changes in relative purchasing power of money over time due to inflation. Because virtually all of the assets and liabilities of a financial institution are monetary in nature, interest rates generally have a more significant effect on the Bank’s performance than the effect of general inflation. However, inflation may affect customer repayment capacity, funding costs, operating expenses, and the value of loan collateral, including real estate, and therefore could affect the Company’s results of operations in future periods.
2025 FORM 10-K 37

ITEM 8. Financial Statements and Supplementary Data
The Financial Statements required by this item are presented in the order shown below:

-	Report of Independent Registered Public Accounting Firm (PCAOB ID:23)
-	Report of Independent Registered Public Accounting Firm (PCAOB ID:49)
-	Consolidated Balance Sheets as of December 31, 2025 and 2024
-	Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2025
-	Consolidated Statements of Comprehensive Loss for each of the years in the three-year period ended December 31, 2025
-	Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended December 31, 2025
-	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2025
-	Notes to Consolidated Financial Statements
2025 FORM 10-K 38

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Patriot National Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Patriot National Bancorp, Inc. . (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes to shareholders’ equity, and cash flows, for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Loans - Quantitative Reserve

Critical Audit Matter Description

As described in Note 1, the Company’s Allowance for Credit Losses (“ACL”) is an estimate of losses arising from borrowers’ inability to make loan payments as required, which is calculated via a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. The Company’s ACL is calculated by collectively evaluating and individually evaluating loans. The Company collectively evaluates applicable loans based on segments according to their homogeneous characteristics, aligned with the segmentation of the FDIC Bank Call Report.
2025 FORM 10-K 39

The ACL is maintained at a level estimated by management to be adequate to absorb potential loan losses. Management’s periodic evaluation of the adequacy of the ACL is based on specific expectations for the future economic environment that are incorporated in the projection, with loss expectations to revert to the long-run historical mean after such time as management can make or obtain a reasonable and supportable forecast. Management also considers the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may impact the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral (if the loan is collateral dependent), composition of the loan portfolio, and other relevant factors. This evaluation is inherently subjective as it requires material estimates based on management’s judgment regarding the projection of expected credit losses over the contractual lifetime of the loans.

Modeling of the ACL uses sophisticated statistical techniques to arrive at reasonable and supportable forecasts of expected losses. The Company has contracted with a third-party vendor to assist in developing models for the ACL related to the Company’s loan portfolio. The Company evaluates loans with similar risk characteristics in pools using a probability of default (“PD”) / loss given default ("LGD") method. This current expected credit loss ("CECL") methodology forecasts the probability of default, loss given default, and exposure at default for loans in a given pool over their remaining life.

We identified the quantitative reserve determination related to the collectively evaluated loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. The quantitative reserve determination encompassed the evaluation of the methodology, including the methods and models used to estimate the PD, LGD, and prepayments and their significant assumptions in the collective ACL. Such significant assumptions included portfolio segmentation, the selection of the multiple economic forecast scenarios including related weightings, economic parameters, credit ratings, the reasonable and supportable forecast period, the reversion period and the historical loss observation period.

How the Critical Audit Matter was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the Company’s process to develop the Company’s quantitative reserve computation included testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk and valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s quantitative reserve computation methodology for compliance with U.S. generally accepted accounting principles
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•evaluating judgments made by the Company relative to the assessment of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends, the applicable industry and regulatory practices, and our own independently derived estimate
•assessing the conceptual soundness and performance of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use

We also assessed the sufficiency of the audit evidence obtained related to the ACL estimate by evaluating the:

•determination of cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimate.

/s/ Baker Tilly US, LLP

New York, New York
March 31, 2026

We have served as the Company’s auditor since 2025.
2025 FORM 10-K 40

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Patriot National Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Patriot National Bancorp, Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2017 to 2025.

Hartford, Connecticut
April 15, 2025

2025 FORM 10-K 41

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2025	2024

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,411	$3,295
Interest bearing deposits	183,980	144,273
Restricted cash	20,736	15,042
Total cash, cash equivalents and restricted cash	207,127	162,610
Investment securities:
Available-for-sale securities, at fair value	224,677	79,992
Other investments, at cost	—	4,450
Total investment securities	224,677	84,442

Federal Reserve Bank (FRB) stock, at cost	2,961	1,377
Federal Home Loan Bank (FHLB) stock, at cost	679	779
Loans receivable (net of allowance for credit losses: 2025: $(6,839) and 2024: $(7,305))	585,723	700,167
Loans held for sale	24,513	15,702
Accrued interest and dividends receivable	4,869	5,488
Premises and equipment, net	28,116	28,865
Other real estate owned	—	2,843
Deferred tax asset, net	—	—
Core deposit intangible, net	109	156
Other assets	9,066	9,863
Total assets	$1,087,840	$1,012,292

Liabilities
Deposits:
Noninterest bearing deposits	$106,766	$119,212
Interest bearing deposits	859,020	847,385
Total deposits	965,786	966,597

FHLB, FRB and correspondent bank borrowings	—	3,000
Senior notes, net	—	11,861
Subordinated debt, net	8,289	9,898
Junior subordinated debt owed to unconsolidated trust, net	8,157	8,147
Note payable	—	162
Advances from borrowers for taxes and insurance	893	1,472
Accrued expenses and other liabilities	10,035	6,890
Total liabilities	993,160	1,008,027

Shareholders' equity
Common stock, $0.01 par value; authorized 200,000,000 2025 issued shares 115,070,413; outstanding shares 114,996,672; 2024 issued shares 4,065,593; outstanding shares 3,991,852	1,151	41
Additional paid-in capital	206,446	107,992
Accumulated deficit	(99,619)	(86,908)
Accumulated other comprehensive loss	(12,119)	(15,681)
Treasury stock	(1,179)	(1,179)
Total shareholders' equity	94,680	4,265
Total liabilities and shareholders' equity	$1,087,840	$1,012,292
See Accompanying Notes to Consolidated Financial Statements.
2025 FORM 10-K 42

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Interest and Dividend Income
Interest and fees on loans	$36,564	$47,322	$54,310
Interest on investment securities	2,934	2,565	2,653
Dividends on investment securities	168	287	504
Other interest income	8,177	2,188	1,490
Total interest and dividend income	47,843	52,362	58,957

Interest Expense
Interest on deposits	26,663	26,049	21,668
Interest on FHLB, FRB and correspondent bank borrowings	100	3,476	6,141
Interest on senior debt	610	1,159	1,159
Interest on subordinated debt	1,355	1,596	1,481
Interest on note payable	1	5	8
Total interest expense	28,730	32,285	30,457

Net interest income	19,112	20,077	28,500

Provision for credit losses	1,505	12,455	7,429

Net interest income after provision for credit losses	17,607	7,622	21,071

Non-interest Income
Loan application, inspection and processing fees	571	625	694
Deposit fees and service charges	1,524	536	285
(Loss) gain on sales of loans	(2,230)	440	169
Rental income	323	302	395
(Loss) gain on sale of investment securities, net	—	(334)	24
Digital payment fee income	9,858	5,109	2,294
Other income	468	1,684	2,144
Total non-interest income	10,514	8,362	6,005

Non-interest Expense
Salaries and benefits	21,978	17,896	17,598
Occupancy and equipment expense	3,096	3,208	3,410
Data processing expense	1,717	1,320	1,228
Professional and other outside services	4,309	3,700	3,369
Project expenses, net	—	—	93
Advertising and promotional expense	289	360	269
Loan administration and processing expense	199	167	259
Regulatory assessments	1,736	1,363	1,176
Insurance expense, net	729	316	277
Communications, stationary and supplies	1,414	973	870
Intangible asset impairment	—	—	1,107
Other operating expense	5,304	2,778	3,053
Total non-interest expense	40,771	32,081	32,709

(Loss) income before income taxes	(12,650)	(16,097)	(5,633)

Provision (benefit) for income taxes	59	23,785	(1,454)

Net (loss) income	$(12,710)	$(39,882)	$(4,179)

Basic (loss) earnings per share	$(0.17)	$(10.03)	$(1.05)
Diluted (loss) earnings per share	$(0.17)	$(10.03)	$(1.05)
See Accompanying Notes to Consolidated Financial Statements.
2025 FORM 10-K 43

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(In thousands)	2025	2024	2023

Net (loss) income	$(12,710)	$(39,882)	$(4,179)

Other comprehensive income
Unrealized holding gain (loss) on securities	3,562	280	240
Reclassification for realized loss (gain) on sale of investment securities	—	334	(24)
Net change in unrealized gain (loss)	3,562	614	216

Income tax (expense) benefit	—	(1,034)	168

Other comprehensive income, net of tax	3,562	(420)	384

Comprehensive loss	$(9,148)	$(40,302)	$(3,795)
See Accompanying Notes to Consolidated Financial Statements.
2025 FORM 10-K 44

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2023	4,038,927	$40	$107,704	$(31,337)	$(1,179)	$(15,645)	$59,583
Transition adjustment	—	—	—	(11,510)	—	—	(11,510)
Comprehensive (loss) income:
Net loss	—	—	—	(4,179)	—	—	(4,179)
Unrealized holding gain on AFS securities, net of tax	—	—	—	—	—	384	384
Total comprehensive loss	—	—	—	(4,179)	—	384	(3,795)
Share-based compensation expense	—	—	105	—	—	—	105
Vesting of restricted stock	10,887	—	—	—	—	—	—
Balance at December 31, 2023	4,049,814	$40	$107,809	$(47,026)	$(1,179)	$(15,261)	$44,383
Comprehensive (loss) income:
Net loss	—	—	—	(39,882)	—	—	(39,882)
Unrealized holding loss on AFS securities, net of tax	—	—	—	—	—	(420)	(420)
Total comprehensive loss	—	—	—	(39,882)	—	(420)	(40,302)
Share-based compensation expense	—	—	184	—	—	—	184
Vesting of restricted stock	15,779	—	—	—	—	—	—
Balance at December 31, 2024	4,065,593	$41	$107,993	$(86,908)	-1,179	$(15,681)	$4,265
Comprehensive (loss) income:
Net loss	—	—	—	(12,710)	—	—	(12,710)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	3,562	3,562
Total comprehensive gain (loss)	—	—	—	(12,710)	—	3,562	(9,148)
Common stock issuance	110,994,062	1,110	—	—	—	—	1,110
Capital raise	—	—	81,952	—	—	—	81,952
Preferred stock conversion	—	—	5,026	—	—	—	5,026
Debt conversion	—	—	4,643	—	—	—	4,643
Warrants	—	—	1,599	—	—	—	1,599
Share-based compensation expense	—	—	5,233	—	—	—	5,233
Vesting of restricted stock	10,758	—	—	—	—	—	—
Balance at December 31, 2025	115,070,413	$1,151	$206,446	$(99,619)	$(1,179)	$(12,119)	$94,680
See Accompanying Notes to Consolidated Financial Statements.
2025 FORM 10-K 45

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(12,710)	$(39,882)	$(4,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accretion of investment premiums and discounts, net	(336)	(160)	(116)
Amortization and accretion of purchase loan premiums and discounts, net	(174)	17	1,902
Amortization of debt issuance costs	193	177	177
Amortization of core deposit intangible	47	47	46
Amortization of servicing assets of sold SBA loans	153	229	114
Impairment of intangible assets	—	—	1,107
Provision for credit losses	1,505	12,455	7,429
Depreciation and amortization	986	1,078	1,193
Loss (gain) on sales of available-for-sale securities	—	334	(24)
Gain on sale of premises and equipment	(1)	(3)	—
Share-based compensation	5,233	184	105
Decrease (increase) in deferred tax assets	—	23,100	(4,211)
Increase in deferred tax liabilities	59	724	—
Originations of loans held for sale, net	(908,916)	(577,242)	(189,453)
Proceeds from sale of loans held for sale	896,135	581,560	174,066
Gains on sale of loans held for sale, net	2,230	(440)	(169)
Net gain on sale and write-down of other real estate owned	77	—	—
Changes in assets and liabilities:
Decrease in accrued interest and dividends receivable	619	1,731	48
(Increase) decrease in other assets	808	(1,123)	1,750
Decrease in accrued expenses and other liabilities	(78)	(103)	(500)
Net cash provided by (used in) operating activities	(14,170)	2,683	(10,715)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	—	8,325	1,780
Principal repayments on available-for-sale securities	4,399	3,629	4,324
Purchases of available-for-sale securities	(145,188)	(2,319)	(10,415)
Proceeds from maturity of other investments	4,450	-	-
(Purchases) redemptions of Federal Reserve Bank stock	(1,584)	713	537
(Purchases) redemptions of Federal Home Loan Bank stock	100	3,423	(328)
Origination of loans receivable	—	(48,936)	(145,531)
Purchases of loans receivable	(26,376)	(187)	(21,108)
Payments received on loans receivable	141,080	170,405	143,977
Purchases of premises and equipment	(172)	(55)	(412)
Proceeds from sale of premises and equipment	1	13	—
Proceeds from sale of other real estate owned	2,766	—	—
Net cash provided by (used in) investing activities	(20,524)	135,011	(27,176)

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	(811)	126,286	(20,135)
(Repayments) proceeds from FHLB daily borrowing, net	(3,000)	(68,000)	16,000
Repayments of FHLB long term borrowings	—	(30,000)	—
Proceeds from FRB and correspondent bank borrowings	70,000	42,000	285,500
Repayments of FRB and correspondent bank borrowings	(70,000)	(112,000)	(215,500)
Principal repayments of senior notes	(2,884)	—	—
Principal repayments of note payable	(162)	(214)	(209)
Increase in advances from borrowers for taxes and insurance	(579)	308	278
Proceeds from preferred stock issuance	5,450	—	—
Private Placement Costs for preferred stock	(351)	—	—
Proceeds from common stock issuance	85,572	—	—
2025 FORM 10-K 46

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(In thousands)	2025	2024	2023
Private Placement Costs for common stock	(4,023)	—	—
Net cash (used in) provided by financing activities	79,212	(41,620)	65,934

Net increase (decrease) in cash, cash equivalents and restricted cash	44,518	96,074	28,043

Cash, cash equivalents and restricted cash at beginning of period	162,610	66,536	38,493

Cash, cash equivalents and restricted cash at end of period	$207,127	$162,610	$66,536

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,317	$31,924	$29,631
Cash paid (refund) for income taxes, net	$(16)	$66	$3,536

Non-cash transactions:
Change in unrealized loss (gain) on available-for-sale securities, net of tax	$(3,562)	$420	$(384)
Transfers of loans held for sale to loans receivable	$4,048	$5,526	$—
Transfers of loans receivable to loans held for sale	$—	$(4,339)	$—
Transfers of loans receivable to OREO	$—	$—	$2,843
Capitalized servicing assets	$48	$138	$85
Capitalized project costs	$142	$—	$—
Retained beneficial interest	$518	$—	$—
Operating lease right-of-use assets / liabilities	$10	$177	$16
Increase (decrease) in interest rate swaps	$(44)	$9	$(129)
Deferred cost for capital raise	$(120)	$(120)	$—
Deferred debt issuance costs	$(23)	$—	$56
Decrease in premises and equipment recorded under other liabilities	$(35)	$—	$—
Senior debt conversion to common stock	$(9,705)	$—	$—
Subordinated debt conversion to common stock	$(2,000)	$—	$—
Accrued interest capitalized into principal	$1,098	$—	$—
Preferred Stock conversion to Common Stock	$5,099	$—	$—
Decrease in premises and equipment recorded under other liabilities	$—	$(65)	$—
Expected credit loss for loans - ASC 326 adoption	$—	$—	$13,001
Expected credit loss for unfunded loan commitments - ASC 326 adoption	$—	$—	$2,737
Deferred tax assets - ASC 326 adoption	$—	$—	$(4,228)
Retained earnings adjustment - ASC 326 adoption	$—	$—	$11,510

See Accompanying Notes to Consolidated Financial Statements.
2025 FORM 10-K 47

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements

Note 1.    Nature of Operations and Summary of Significant Accounting Policies
The accompanying audited Consolidated Financial Statements of Patriot National Bancorp, Inc. (the “Holding Company” or “PNBK”) and its wholly-owned subsidiaries, Patriot Bank, N.A. (the “Bank”), Patriot National Statutory Trust I and PinPat Acquisition Corporation (collectively, the “Company” or “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Bank is a nationally chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Company (“FDIC”), which manages the Deposit Insurance Fund. The Bank provides a full range of banking services to commercial and consumer customers through its main office in Stamford, Connecticut, seven branch offices in Connecticut and one branch office in New York. The Bank's customers are concentrated in Fairfield and New Haven Counties in Connecticut and Westchester County in New York.
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
The Company maintains cash on deposit at other depository institutions as collateral for the Bank’s digital payments activities, which is considered as restricted cash.
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
2025 FORM 10-K 48

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
Included in the Bank’s investment portfolio are shares in the FHLB-B and FRB of $3.6 million and $2.2 million as of December 31, 2025 and 2024, respectively. Management has evaluated its investment in the capital stock of the FHLB-B and FRB for impairment, based on the aforementioned criteria, and has determined that as of December 31, 2025 and 2024 there is no impairment of its investment in either the FHLB-B or FRB.
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
At December 31, 2025 and 2024, the Bank’s investment portfolio includes zero and $4.5 million investment in the Solomon Hess SBA Loan Fund (“SBA Fund”). The Bank previously utilized this investment to satisfy its Community Reinvestment Act lending requirements. At December 31, 2024, the investment in the SBA Fund is reported in the Consolidated Balance Sheets at cost, which management believes approximates fair value.
Loans receivable
Loans that Patriot has the intent and ability to hold until maturity or for the foreseeable future generally are reported at their outstanding unpaid principal balances adjusted for deferred costs, an allowance for credit losses, if any, and any unamortized discount, premium and deferred fees.
2025 FORM 10-K 49

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
The Company evaluates loans with similar risk characteristics in pools using a probability of default/loss given default ("PD/LGD") method. Under this current expected credit loss ("CECL") methodology, the Bank forecasts the probability of default, loss given default, and exposure at default for loans in a given pool over their remaining life, thereby deriving an ACL capable of absorbing estimated losses over the remaining life of the portfolio. Under this framework, qualitative factors play a diminished role, with reserve rates influenced by change in real domestic Gross Domestic Product ("GDP"), State of Connecticut unemployment rate, New York Fed recession indicator, CoStar composite index, New York Case Schiller index, Coincident activity index, Michigan consumer activity index, S&P's BBB credit spreads, and the Company's loan delinquencies and charge off data.
An additional component of the allowance is determined by management based on a qualitative analysis of certain factors related to portfolio risks that are not incorporated in the calculated model. The factors include lending practices, the ability and
2025 FORM 10-K 50

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
experience of the credit staff, the overall lending environment and undiscovered financial information in select small loan portfolios.
In addition, a risk rating system is utilized to evaluate the collectively evaluated component of the ACL. Under this system, management assigns risk ratings between one and eleven. Risk ratings are assigned based upon the recommendation of the credit analyst and the originating loan officer. The risk ratings are reviewed and confirmed by the Internal Asset Review Committee (“IARC”) and reported to the Enterprise Risk Committee of the Board of Directors.. Risk ratings are established at the initiation of transactions and are reviewed and changed, when necessary, during the life of the loan. Loans assigned a risk rating of six or above are monitored more closely by the credit administration officers and IARC.
In the underwriting of loans secured by real property, property appraisals are required to be performed by independent licensed appraisers that are included in a panel whose selection criteria have been approved by Patriot’s Board of Directors. Appraisals are subject to review by independent third parties hired by Patriot. All appraisals are reviewed by qualified independent parties to the firm preparing the appraisals. Generally, management obtains updated appraisals when a loan is on nonaccrual status and evaluated individually. These appraisals may be more limited than those prepared for the underwriting of a new loan. Additionally, the Bank hires an outside engineering consultant perform the inspection on properties. Management reviews and inspection reports before disbursing funds, particularly during the term of a construction loan.
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
Internal Asset Review Committee meets at least quarterly to discuss and review the conditions and risks associated with individual problem loans. While the Company uses the best information available to evaluate the ACL, future adjustments to the ACL may be necessary if conditions differ or substantially change from the information used in making the evaluation.
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
2025 FORM 10-K 51

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
Loans Held for Sale
SBA loans held for sale represent the guaranteed portion of SBA loans and are reflected at the lower of aggregate cost or market value. Patriot originates loans to customers under the SBA program, historically providing for SBA guarantees of 75% of the principal balance of each loan. During the pandemic, in December 2020, the SBA temporarily increased the guaranteed percentage to 90% during one of the rounds of stimulus. As of October 1, 2021, the guaranteed percentage reverted back to 75% of the loan. Patriot typically sells the guaranteed portion of its SBA loans to third parties and retains the servicing, holding the unguaranteed portion in its portfolio. The amount of loan origination fees is included in the carrying value of loans sold and in the calculation of the gain or loss on the sale. When sales of SBA loans occur, the premium received on the sale and the present value of future cash flows of the servicing assets, less the discount of the retained portion of the loan, are recognized in income. All criteria for sale accounting must be met for the loan sales to occur; see details under the “Transfers of Financial Assets” heading above.
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
2025 FORM 10-K 52

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
Lease Accounting
The Company accounts for leases under ASC Topic 842, Leases. The Company enters into operating leases in the normal course of business primarily for several of its branch, office and parking locations, and one equipment lease.
Lease liabilities are recognized based on the present value of future lease payments over the lease term, and corresponding right-of-use (“ROU”) assets are recognized based on the lease liability, adjusted for prepaid lease payments, lease incentives received, and initial direct costs, as applicable. The Company's lease agreements include options to renew at the Company's discretion. If the extensions are reasonably certain to be exercised, they are considered in the calculation of the ROU asset and lease liability. The Company has also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) in the Company's Consolidated Balance Sheets. The ROU assets are included in other assets and the lease obligations are included in other liabilities in the Consolidated Balance Sheets.
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
CDI is amortized on straight-line basis over a 10 year period because that is managements’ estimate of the period Patriot will benefit from Prime Bank’s deposit base comprised of funds associated with long-term customer relationships. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.
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
2025 FORM 10-K 53

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
The Company maintains a full valuation allowance against its federal and state deferred tax assets as of December 31, 2025, we determined that a full valuation allowance was appropriate based on our assessment performed as of September 30, 2024. The key factor for providing a full valuation allowance was our 3-year cumulative operating losses. Once the Company begins generating profits, we will re-evaluate if a full valuation allowance remains appropriate or if the allowance should be reduced.
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
Patriot’s returns for tax years 2022 through 2025 are subject to examination by the Internal Revenue Service (“IRS”) for U.S. Federal tax purposes and, for State tax purposes, by the taxing authorities of Connecticut, New York and New Jersey.
As of December 31, 2025 and 2024, the Bank did not record any uncertain tax positions (“UTP”). Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.
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
2025 FORM 10-K 54

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
Segment reporting
Patriot’s only business segment is Banking. During the years ended December 31, 2025, 2024, and 2023, this segment represented all the revenues and income of Patriot. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
The Financial Accounting Standards Board amended the segment reporting requirements to add disclosures of incremental segment expense categories. The Company adopted this guidance effective December 31, 2024 on a retrospective basis. The additional disclosures are included in Note 23 – Segment Information.
Related Party Transactions
In the ordinary course of business, the Company and the Bank enter into transactions with related parties, including directors, executive officers, their immediate family members, and entities over which such persons exercise control or significant influence. Such transactions may include deposit accounts, extensions of credit, debt or equity transactions, and other banking or financial services. Related party transactions are reviewed and approved in accordance with the Company’s governance processes and, where applicable, are conducted on terms substantially similar to those prevailing at the time for comparable transactions with non-related parties. See Note 20: Related Party Transactions for further information.
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
2025 FORM 10-K 55

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
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
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:
•Service charges on deposit accounts and digital payments activities - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.
Non-interest income - Digital Payments
The Bank provides solutions to card program managers and Fintech counterparties in the form of acceptance, processing and settlement of prepaid, debit, and charge card payments and accounts. Each of our customers, called Program Managers (“PMs”), signs a services agreement with the Bank with customized terms and fees. The typical fees include start-up fees and transaction fees, and the fees will vary by relationship. The start-up fees are to compensate the Bank for costs of due diligence on the PMs and the programs, and to onboard the PMs and programs onto our infrastructure. The transaction fees are typically based on a charge per transaction settled, or a rate on the total dollar settlement volume in a month. The fees are billed after the activities occur and collected monthly.
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
2025 FORM 10-K 56

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Recently Adopted and Issued Accounting Standards
Accounting Standards Adopted in 2025
ASU 2023-09
In December 2023, the FASB issued ASU 2023-09 to improve income tax disclosure requirements under ASC 740, Income Taxes. The guidance requires entities to provide separate information about a reporting entity’s effective tax rate reconciliation and about income taxes paid. The Company adopted ASU 2023-09 effective for the annual period beginning January 1, 2025, on a prospective basis. While the standard will require additional disclosures related to the Company’s income taxes, we do not expect this ASU to have an impact on our financial statements.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Based on management’s review, the OBBBA does not have a material impact on the financial statements of Patriot Bank as of the reporting date. Management will continue to monitor future regulatory guidance or interpretations related to the legislation.
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
2025 FORM 10-K 57

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
ASU 2025-08
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The amendments require certain acquired loans that meet the definition of purchased seasoned loans to be accounted for using a gross-up approach that aligns the initial accounting for those loans more closely with the accounting for purchased credit-deteriorated assets. The amendments are effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company has elected to early adopt ASU 2025-08 effective January 1, 2026. The amendments will be applied prospectively to loans acquired on or after the adoption date. Because the guidance applies prospectively, adoption did not affect the Company’s 2025 consolidated financial statements. The Company is evaluating, or if known, expects, the effect of adoption on the accounting for acquired loans in future periods.
Note 2.    Restrictions on Cash and Due from Banks
Federal Reserve System regulations require depository institutions to maintain cash reserves against their transaction accounts, primarily interest-bearing and regular checking accounts. The required cash reserves can be in the form of vault cash and, if vault cash does not fully satisfy the required cash reserves, in the form of a balance maintained with Federal Reserve Banks. The Board of Governors of the Federal Reserve System generally makes annual adjustments to the tiered cash reserve requirements. In March of 2020, the Federal Reserve Bank eliminated reserve requirements for all depository institution. Therefore, the Company was not required to have cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements as of December 31, 2025 and 2024.
The Company maintains restricted cash on deposit with another depository institution as collateral for the Bank’s digital payments activities. The collateral serves to protect a payment processor in the event of the Bank’s inability to fulfill its obligations regarding transactions processed through the payment processor. The restricted cash was $20.7 million and $15.0 million as of December 31, 2025 and 2024, respectively.
Note 3.    Available-for-sale securities
At December 31, 2025 and 2024, the amortized cost, gross unrealized gains, gross unrealized losses and approximate fair value of available-for-sale securities was as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
December 31, 2025:
U. S. Government agency and MBS	$217,228	$215	$(13,375)	$204,068
Corporate bonds	15,996	—	(2,533)	13,463
Subordinated notes	4,000	—	(248)	3,752
SBA loan pools	4,146	—	(752)	3,394
	$241,370	$215	$(16,908)	$224,677

December 31, 2024:
U. S. Government agency and MBS	$75,689	$—	$(15,466)	$60,223
Corporate bonds	15,996	—	(3,261)	12,735
Subordinated notes	4,000	—	(539)	3,461
SBA loan pools	4,562	—	(989)	3,573
	$100,247	$—	$(20,255)	$79,992
2025 FORM 10-K 58

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table presents available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of December 31, 2025 and 2024:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
December 31, 2025:
U. S. Government agency and MBS	$124,222	$(917)	$60,222	$(12,458)	$184,443	$(13,375)
Corporate bonds	—	—	13,464	(2,533)	13,464	(2,533)
Subordinated notes	—	—	3,752	(248)	3,752	(248)
SBA loan pools	—	—	3,393	(752)	3,393	(752)
	$124,222	$(917)	$80,831	$(15,991)	$205,052	$(16,908)

December 31, 2024:
U. S. Government agency and MBS	$4,170	$(160)	$56,053	$(15,306)	$60,223	$(15,466)
Corporate bonds	—	—	12,735	(3,261)	12,735	(3,261)
Subordinated notes	—	—	3,461	(539)	3,461	(539)
SBA loan pools	—	—	3,573	(989)	3,573	(989)
	$4,170	$(160)	$75,822	$(20,095)	$79,992	$(20,255)
As of December 31, 2025, fifty-five of sixty available-for-sale securities were in an unrealized loss position, with an aggregate depreciation of 7.6% from amortized cost. As of December 31, 2024 all forty-four available-for-sale securities had unrealized losses, with an aggregate depreciation of 20.2% from amortized cost.
As of December 31, 2025 and 2024, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of December 31, 2025, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities. All debt securities in an unrealized loss position continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of December 31, 2025 and 2024, available-for-sale securities of $15.1 million and $60.2 million, respectively, were pledged primarily as collateral for FRB and FHLB borrowings, and to secure municipal deposits. The securities were pledged to the FRB and FHLB.
2025 FORM 10-K 59

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held at December 31, 2025 and 2024. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
December 31, 2025:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$13,463	$—	$13,463
Subordinated notes	3,000	1,000	—	4,000	2,807	945	—	3,752
SBA loan pools	—	—	4,146	4,146	—	—	3,394	3,394
AFS securities with stated maturity	3,000	16,996	4,146	24,142	2,807	14,408	3,394	20,609
U. S. Government agency and MBS	—	5,134	212,094	217,228	—	4,372	199,696	204,068
	$3,000	$22,130	$216,240	$241,370	$2,807	$18,780	$203,090	$224,677

December 31, 2024:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$12,735	$—	$12,735
Subordinated notes	3,000	1,000	—	4,000	2,610	851	—	3,461
SBA loan pools	—	—	4,562	4,562	—	—	3,573	3,573
AFS securities with stated maturity	3,000	16,996	4,562	24,558	2,610	13,586	3,573	19,769
U. S. Government agency and MBS	—	5,172	70,517	75,689	—	4,134	56,089	60,223
	$3,000	$22,168	$75,079	$100,247	$2,610	$17,720	$59,662	$79,992

2025 FORM 10-K 60

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 4.    Loans Receivables and Allowance for Credit Losses
As of December 31, 2025 and 2024, loans receivable, net, consisted of the following:

	December 31,
(In thousands)	2025	2024
Loan portfolio segment:
Commercial Real Estate	$346,191	$419,489
Residential Real Estate	79,667	92,215
Commercial and Industrial	146,828	129,608
Consumer and Other	19,876	59,973
Construction	—	3,830
Construction to Permanent - CRE	—	2,357
Loans receivable, gross	592,562	707,472
Allowance for credit losses	(6,839)	(7,305)
Loans receivable, net	$585,723	$700,167
Existing Loan Portfolio
Patriot’s lending activities have historically been conducted primarily in the Tri-State areas of Connecticut, New York and New Jersey.
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
In underwriting CRE loans, Patriot evaluates both the prospective borrower’s ability to make timely payments on the loan, the value of the property(ies) securing the loans and the net operating income generated by such property(ies). Repayment of such loans may be negatively impacted should the borrower default, the value of the property collateralizing the loan substantially declines, or there is deterioration in general economic conditions. Where the owner occupies the property, Patriot also evaluates the business’ ability to repay the loan on a timely basis and may require personal guarantees, lease assignments, and/or the guarantee of the operating company. Owner-occupied CRE loans are subject to many of the same risks described below for
2025 FORM 10-K 61

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Commercial and Industrial Loans, as repayment depends in part on the borrower’s cash flow, debt service coverage and management’s expertise
Patriot did not purchase any commercial real estate loans in 2025 and 2024.
Residential Real Estate Loans
The Bank’s residential real estate portfolio consists largely of purchased loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. Patriot purchased residential real estate loans of $35 million and $187 thousand and sold $29 million and zero for the years ended December 31, 2025 and 2024, respectively.
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
Patriot’s syndicated loan portfolio consisted of one loan of $5.7 million at December 31, 2024. During 2025, the loan was repaid in full. The syndicated loan was included in the commercial and industrial loan classification and is led by major financial institution as Lead Arranger, and referred to as a "Shared National Credit (“SNC”). Further originations in this loan class are not expected.
Consumer and Other Loans
Patriot offers individual consumers various forms of credit including overdraft protection, and reserve lines of credit. Consumer loans carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans, and carry generally low relative balances across a diverse borrowing pool. Probability of default is assessed based on FICO scores, debt to income ratios, historical loss rates other common consumer loan metrics.
The Company has purchased unsecured consumer loans from a third party which are higher yielding loans of 2-5 year terms that are expected to incur an increased level of charge-offs. Loans purchased under this program totaled zero for the year ended December 31, 2025 and 2024. In 2025, the bank sold a portfolio of 1.092 purchased unsecured consumer loans with unpaid principal balances of $9 million. Loans outstanding under this program totaled $0.7 million and $20.7 million as of December 31, 2025 and 2024, respectively.
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
Patriot purchased home equity line of credit loans (“HELOC”) of zero for the years ended December 31, 2025 and 2024. The Bank sold HELOCS of $15.9 million and zero for the years ended December 31, 2025 and 2024, respectively.
2025 FORM 10-K 62

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Construction Loans
The Bank currently does not offer a construction lending product. The construction loans outstanding at December 31, 2025 and 2024 totaled zero and $3.8 million, respectively.
Construction to Permanent - Commercial Real Estate (“CRE”)
The Bank currently does not offer a construction to permanent lending product. The construction to permanent loans outstanding at December 31, 2025 and 2024 totaled zero and $2.4 million, respectively.
SBA Loans
Patriot originated SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2020, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $18.4 million and $29.9 million at December 31, 2025 and 2024, respectively.
In the second quarter of 2025, the Bank made the decision to voluntarily suspend its status as a participant in SBA’s Preferred Lender Program (“PLP”). This decision was made in response to the Bank’s desire to temporarily exit the SBA lending business and the Bank’s Formal Agreement with the Office of the Comptroller of the Currency (“OCC”). It is possible that the Bank will determine in the future that it is prudent to petition to the SBA for reinstatement in the PLP.
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
Paycheck Protection Program loans totaled $125 thousand and $129 thousand as of December 31, 2025 and 2024, respectively, which are included in the commercial and industrial loan classifications.
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
High Net Worth Line of Credit Program
The Bank introduced a tailored unsecured line of credit product for qualifying high net worth clients. The facility provides short-term liquidity for qualified borrowers with substantial financial strength and established deposit or relationship history with the Bank. The proceeds of the lines of credit are utilized for business and investment purposes. Although contractually unsecured for strong credits, the Bank may require a pledge of eligible assets—including cash, marketable securities, or other high-value property—on an “abundance-of-caution” basis. Lines typically range from $250 thousand to $5 million, with maturities of less than one year, and are renewable annually subject to the Bank’s approval. The loans have prime-based interest rates with market origination fees.

2025 FORM 10-K 63

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Rediscount Line of Credit Program
The Bank launched a rediscount lending facility product that provides secured, revolving lines of credit to non-bank loan originators and private credit providers. Borrowers pledge single loans or pools of performing loans and leases. Typically, commercial real estate, residential real estate or equipment loans are provided as collateral, which may be replenished as the underlying loans pay down. Typical commitments range from $1 million to $15 million, with terms of 12 to 36 months and pricing on a floating rate basis. The facilities are full-recourse to the borrower and are governed by defined borrowing-base, collateral-performance, and reporting covenants.
Commercial Real Estate Program
The Bank also established a CRE-lending program to finance properties for depositor and relationship clients. Loans generally range from $1 million to $15 million, are secured by first mortgages, and are underwritten to maximum loan-to-value ratios and appropriate debt-service coverage metrics. Interest rates are typically floating rates with terms of 12 to 60 months, and may include extension options.
All three programs are subject to the Bank’s existing credit policies, together with new, enhanced standards and underwriting guidelines. The new loan programs comply with the Bank’s concentration limits, and risk-management controls, including heightened portfolio management routines, borrower and guarantor liquidity testing, and ongoing regulatory reporting. Early production volumes as of December 31, 2025 remain modest as the Bank completes pilot transactions and validates credit performance metrics. Each of the new loan products includes minimum deposit requirements designed to strengthen client relationships and promote additional business activities such as treasury management and card services.
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
2025 FORM 10-K 64

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
Consumer loans are generally more risky than traditional residential real estate loans, and carry generally low relative balances across a diverse borrowing pool. Risk of default is assessed based on FICO scores, debt to income ratios, historical loss rates other common consumer loan metrics. For the pool of purchased unsecured consumer loans, the risk of default and necessary ACL is assessed on an individual loan basis using a customized model that heavily weights payment/delinquency status, FICO scores, and remaining loan life until maturity.
The Company maintains an ACL for credit losses on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $80 thousand and $182 thousand as of December 31, 2025 and 2024.
The following tables summarize the activity in the allowance for credit losses, allocated to segments of the loan portfolio, for each year in the three-year period ended December 31, 2025:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Unallocated	Total
As of and for the year ended December 31, 2025
Allowance for credit losses:
December 31, 2024	$2,241	$596	$1,077	$3,386	$5	$—	$—	$7,305
Charge-offs	(778)	—	(129)	(2,069)	—	(43)	—	(3,020)
Recoveries	—	2	117	828	—	—	—	947
Provisions (credits)(a)	953	30	2,338	(1,752)	(5)	43	—	1,607
December 31, 2025	$2,416	$628	$3,403	$392	$—	$—	$—	$6,839

As of and for the year ended December 31, 2024
Allowance for credit losses:
December 31, 2023	$6,089	$607	$1,269	$7,843	$4	$113	$—	$15,925
Charge-offs	(13,889)	(21)	(1,252)	(7,431)	—	—	—	(22,593)
Recoveries	—	—	369	1,060	—	—	—	1,429
Provisions (credits)(a)	10,041	10	691	1,914	1	(113)	—	12,544
December 31, 2024	$2,241	$596	$1,077	$3,386	$5	$—	$—	$7,305

As of and for the year ended December 31, 2023
Allowance for credit losses:
December 31, 2022	$6,966	$665	$1,403	$1,207	$24	$10	$35	$10,310
ASC 326 Adoption	1,626	189	219	10,977	(4)	29	(35)	13,001
Charge-offs	(6,346)	(515)	(927)	(10,479)	(150)	—	—	(18,417)
Recoveries	—	14	34	1,080	—	—	—	1,128
Provisions (credits)(a)	3,843	254	540	5,058	134	74	—	9,903
December 31, 2023	$6,089	$607	$1,269	$7,843	$4	$113	$—	$15,925
(a) The provision on credit losses included in the above table does not include the credit on unfunded loan commitments of $102 thousand,$89 thousand, and $2.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
2025 FORM 10-K 65

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize, by loan portfolio segment, the amount of loans receivable evaluated individually and collectively for allowance for credit losses as of December 31, 2025 and 2024:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
December 31, 2025
Allowance for credit losses:
Individually evaluated loans	$—	$—	$2,100	$1	$—	$—	$2,101
Collectively evaluated loans	2,416	628	1,303	391	—	—	4,738
Total allowance for credit losses	$2,416	$628	$3,403	$392	$—	$—	$6,839

Loans receivable, gross:
Individually evaluated loans	$7,240	$57	$5,197	$1	$—	$—	$12,495
Collectively evaluated loans	338,951	79,612	141,628	19,876	—	—	580,067
Total loans receivable, gross	$346,191	$79,669	$146,825	$19,877	$—	$—	$592,562

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
December 31, 2024
Allowance for credit losses:
Individually evaluated loans	$403	$—	$60	$—	$—	$—	$463
Collectively evaluated loans	1,838	596	1,017	3,386	5	—	6,842
Total allowance for credit losses	$2,241	$596	$1,077	$3,386	$5	$—	$7,305

Loans receivable, gross:
Individually evaluated loans	$19,335	$—	$3,323	$—	$—	$2,357	$25,015
Collectively evaluated loans	400,154	92,215	126,285	59,973	3,830	—	682,457
Total loans receivable, gross	$419,489	$92,215	$129,608	$59,973	$3,830	$2,357	$707,472
Patriot monitors the credit quality of its loans receivable on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including cash flow from business operations, loan to value ratios, debt service coverage ratios, and credit scores.
Patriot employs a risk rating system as part of the risk assessment of its loan portfolio. At origination, credit officers are required to assign a risk rating to each loan in their portfolio, which is ratified or modified by the Loan Committee to which the loan is submitted for approval. If financial developments occur on a loan in the credit officer’s portfolio of responsibility, the risk rating is reviewed and adjusted, as applicable. In carrying out its oversight responsibilities, the Loan Committee can adjust a risk rating based on available information. In addition, the risk ratings on all commercial loans over $250 thousand are reviewed by the Credit Department either annually or biannually, or every 4 years, depending upon the amount of the bank’s exposure and other credit metrics.
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
2025 FORM 10-K 66

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
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
2025 FORM 10-K 67

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Loan Portfolio Vintage Analysis
The following tables summarize loan amortized cost by vintage, credit quality indicator and class of loans based on year of origination as of December 31, 2025:

(In thousands)	Rating of Loans by Origination Year
As of December 31, 2025:	2025	2024	2023	2022	2021	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$41,492	$—	$78,914	$89,538	$72,868	$48,983	$—	$331,795
Special mention	—	—	—	—	—	799	—	799
Substandard	—	—	117	4,258	4,479	4,742	—	13,596
Total	41,492	—	79,031	93,796	77,347	54,524	—	346,191
Current period gross charge-offs	—	—	—	547	232	—	—	778
Residential Real Estate:
Pass	1,234	3,119	—	5,283	20,726	47,213	1,128	78,703
Special mention	—	—	—	—	—	907	—	907
Substandard	—	—	—	—	—	57	—	57
Total	1,234	3,119	—	5,283	20,726	48,178	1,128	79,667
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and Industrial:
Pass	14,710	726	3,272	11,013	17,580	5,224	82,101	134,626
Special mention	—	—	2	17	34	392	4,206	4,651
Substandard	—	—	559	381	842	807	4,959	7,547
Total	14,710	726	3,833	11,410	18,457	6,422	91,266	146,825
Current period gross charge-offs	—	—	—	47	72	11	—	129
Consumer and Other:
Pass	192	262	280	407	7	12,997	5,318	19,464
Substandard	—	—	9	7	—	144	252	413
Total	192	262	289	415	7	13,141	5,570	19,876
Current period gross charge-offs	—	—	93	1,744	232	—	—	2,069

Total loans	$57,628	$4,107	$83,154	$110,905	$116,538	$122,265	$97,964	$592,562
Total Current period gross charge-offs(a)	$—	$—	$93	$2,337	$578	$11	$—	$3,020

Loans receivable, gross:
Pass	57,628	4,107	82,467	106,242	111,182	114,417	88,547	564,590
Special mention	—	—	2	17	34	2,099	4,206	6,358
Substandard	—	—	685	4,646	5,322	5,750	5,211	21,613
Total Loans receivable, gross	$57,628	$4,107	$83,154	$110,905	$116,538	$122,265	$97,964	$592,562
Total Current period gross charge-offs(a)	$—	$—	$93	$2,337	$578	$11	$—	$3,020
(a) Total current period gross-charge offs includes $43 thousand related to Construction to Permanent - CRE loan with an origination year of 2021.
2025 FORM 10-K 68

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize loan amortized cost by vintage, credit quality indicator and class of loans based on year of origination as of December 31, 2024:

(In thousands)	Rating of Loans by Origination Year
As of December 31, 2024:	2024	2023	2022	2021	2020	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$102,906	$130,143	$88,275	$2,085	$69,858	$—	$393,267
Special mention	—	3,697	—	—	—	430	—	4,127
Substandard	—	1,099	6,691	8,615	233	5,457	—	22,095
Total	—	107,702	136,834	96,890	2,318	75,745	—	419,489
Current period gross charge-offs	—	—	—	—	—	13,889	—	13,889
Residential Real Estate:
Pass	372	—	1,218	2,811	9,546	74,937	792	89,676
Special mention	—	—	—	—	1,053	1,377	—	2,430
Substandard	—	—	—	—	—	109	—	109
Total	372	—	1,218	2,811	10,599	76,423	792	92,215
Current period gross charge-offs	—	—	—	—	—	21	—	21
Commercial and Industrial:
Pass	843	2,449	13,607	19,892	839	6,410	69,462	113,502
Special mention	—	289	18	39	—	573	7,389	8,308
Substandard	—	258	486	844	5,669	488	53	7,798
Total	843	2,996	14,111	20,775	6,508	7,471	76,904	129,608
Current period gross charge-offs	—	—	—	—	—	1,252	—	1,252
Consumer and Other:
Pass	290	2,514	15,907	1,846	—	15,305	23,381	59,243
Substandard	—	72	393	13	—	—	252	730
Total	290	2,586	16,300	1,859	—	15,305	23,633	59,973
Current period gross charge-offs	—	313	5,997	635	—	486	—	7,431
Construction:
Pass	—	—	—	3,830	—	—	—	3,830
Total	—	—	—	3,830	—	—	—	3,830
Construction to Permanent - CRE:
Substandard	—	—	—	2,357	—	—	—	2,357
Total	—	—	—	2,357	—	—	—	2,357

Total loans	$1,505	$113,284	$168,463	$128,522	$19,425	$174,944	$101,329	$707,472
Total Current period gross charge-offs	$—	$313	$5,997	$635	$—	$15,648	$—	$22,593

Loans receivable, gross:
Pass	$1,505	$107,869	$160,875	$116,654	$12,470	$166,510	$93,635	$659,518
Special mention	—	3,986	18	39	1,053	2,380	7,389	14,865
Substandard	—	1,429	7,570	11,829	5,902	6,054	305	33,089
Total Loans receivable, gross	$1,505	$113,284	$168,463	$128,522	$19,425	$174,944	$101,329	$707,472
Total Current period gross charge-offs	$—	$313	$5,997	$635	$—	$15,648	$—	$22,593
2025 FORM 10-K 69

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2025:

(In thousands)	Performing (Accruing) Loans
As of December 31, 2025:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$—	$—	$328,803	$328,803	$2,993	$331,795
Special mention	—	—	—	—	799	799	—	799
Substandard	—	293	—	293	2,595	2,888	10,708	13,596
Total	—	293	—	293	332,197	332,489	13,701	346,191
Residential Real Estate:
Pass	—	—	—	—	78,705	78,705	—	78,705
Special mention	—	—	—	—	907	907	—	907
Substandard	—	—	—	—	—	—	57	57
Total	—	—	—	—	79,612	79,612	57	79,669
Commercial and Industrial:
Pass	1,600	—	—	1,600	129,767	131,367	3,255	134,622
Special mention	—	—	—	—	4,651	4,651	—	4,651
Substandard	—	468	—	468	157	624	6,927	7,551
Total	1,600	468	—	2,068	134,575	136,643	10,182	146,825
Consumer and Other:
Pass	235	—	—	235	19,229	19,464	—	19,464
Substandard	—	—	—	—	—	—	413	413
Total	235	—	—	235	19,229	19,464	413	19,877
Total loans	$1,835	$760	$—	$2,595	$565,613	$568,208	$24,353	$592,562

Loans receivable, gross:
Pass	1,835	—	—	1,835	556,503	558,338	6,248	564,586
Special mention	—	—	—	—	6,358	6,358	—	6,358
Substandard	—	760	—	760	2,752	3,512	18,105	21,617
Loans receivable, gross	$1,835	$760	$—	$2,595	$565,613	$568,208	$24,353	$592,562
2025 FORM 10-K 70

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio segment, by aging category, by delinquency status as of December 31, 2024.

(In thousands)	Performing (Accruing) Loans
As of December 31, 2024:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$—	$—	$387,296	$387,296	$5,971	$393,267
Special mention	—	—	—	—	4,127	4,127	—	4,127
Substandard	—	—	—	—	8,732	8,732	13,363	22,095
Total	—	—	—	—	400,155	400,155	19,334	419,489
Residential Real Estate:
Pass	838	—	—	838	88,838	89,676	—	89,676
Special mention	—	—	—	—	2,430	2,430	—	2,430
Substandard	—	—	—	—	—	—	109	109
Total	838	—	—	838	91,268	92,106	109	92,215
Commercial and Industrial:
Pass	1,107	—	—	1,107	110,046	111,153	2,349	113,502
Special mention	—	—	—	—	8,308	8,308	—	8,308
Substandard	350	—	—	350	6,456	6,806	992	7,798
Total	1,457	—	—	1,457	124,810	126,267	3,341	129,608
Consumer and Other:
Pass	602	687	—	1,289	57,954	59,243	—	59,243
Substandard	—	—	—	—	—	—	730	730
Total	602	687	—	1,289	57,954	59,243	730	59,973
Construction:
Pass	—	—	—	—	3,830	3,830	—	3,830
Total	—	—	—	—	3,830	3,830	—	3,830
Construction to Permanent - CRE:
Substandard	—	—	—	—	—	—	2,357	2,357
Total	—	—	—	—	—	—	2,357	2,357

Total loans	$2,897	$687	$—	$3,584	$678,017	$681,601	$25,871	$707,472

Loans receivable, gross:
Pass	$2,547	$687	$—	$3,234	$647,964	$651,198	$8,320	$659,518
Special mention	—	—	—	—	14,865	14,865	—	14,865
Substandard	350	—	—	350	15,188	15,538	17,551	33,089
Loans receivable, gross	$2,897	$687	$—	$3,584	$678,017	$681,601	$25,871	$707,472
2025 FORM 10-K 71

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio segment as of December 31, 2025 and 2024:

	Non-accruing Loans
(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of December 31, 2025:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$2,993	$2,993	$—	$2,993
Substandard	—	—	10,708	10,708	—	10,708
Residential Real Estate:
Pass	—	—	—	—	—	—
Substandard	—	—	57	57	—	57
Commercial and Industrial:
Pass	—	159	3,096	3,255	—	3,255
Substandard	—	1,846	5,081	6,927	—	6,927
Consumer and Other:
Pass				—		—
Substandard	—	—	397	397	16	413
Total non-accruing loans	$—	$2,005	$22,332	$24,337	$16	$24,353

As of December 31, 2024:
Loan portfolio segment:
Commercial Real Estate:
Pass	$—	$—	$4,461	$4,461	$1,510	$5,971
Substandard	974	—	7,947	8,921	4,442	13,363
Residential Real Estate:
Substandard	—	—	109	109	—	109
Commercial and Industrial:
Pass	—	—	2,349	2,349	—	2,349
Substandard	2	—	978	980	12	992
Consumer and Other:
Substandard	—	6	724	730	—	730
Construction to permanent - CRE:
Substandard	—	—	2,357	2,357	—	2,357
Total non-accruing loans	$976	$6	$18,925	$19,907	$5,964	$25,871
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
2025 FORM 10-K 72

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $3.3 million, $3.1 million, and $0.9 million would have been recognized in income for the years ended December 31, 2025, 2024, and 2023, respectively.
Interest income collected and recognized on non-accruing loans for the year ended December 31, 2025, 2024, and 2023 was $270 thousand, $1.3 million, and $255 thousand, respectively.
Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
(In thousands)	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$7,240	$22,657	$—	$18,361	$34,224	$—
Residential Real Estate	57	58	—	—	—	—
Commercial and Industrial	291	288	—	1,831	2,251	—
Construction to permanent - CRE	—	—	—	2,357	2,476	—
Total	7,588	23,003	—	22,549	38,951	—

With a related allowance recorded:
Commercial Real Estate	$—	$—	$—	$974	$969	$403
Commercial and Industrial	4,906	4,905	2,100	1,492	1,810	60
Consumer and Other	1	1	1	—	—	—
Total	4,907	4,906	2,101	2,466	2,779	463

Individually evaluated loans, Total:
Commercial Real Estate	$7,240	$22,657	$—	$19,335	$35,193	$403
Residential Real Estate	57	58	—	—	—	—
Commercial and Industrial	5,197	5,193	2,100	3,323	4,061	60
Consumer and Other	1	1	1	—	—	—
Construction to permanent - CRE	—	—	—	2,357	2,476	—
Total	$12,495	$27,909	$2,101	$25,015	$41,730	$463
2025 FORM 10-K 73

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
For each year in the three-year period ended December 31, 2025, the average recorded investment in and interest income recognized on the individually evaluated loans without and with a related allowance, by loan portfolio segment, was as follows:

	Year Ended December 31,
	2025		2024		2023
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$7,240	$—	$24,837	$952	$1,164	$181
Residential Real Estate	57	2	—	—	534	—
Commercial and Industrial	291	12	1,503	219	2,580	5
Consumer and Other	—	—	—	—	158	—
Construction	—	—	—	—	753	34
Construction to permanent - CRE	—	—	2,410	—	—	—
Total	7,588	14	28,750	1,171	5,189	220

With a related allowance recorded:
Commercial Real Estate	$—	$—	$988	$43	$12,957	$696
Residential Real Estate	—	—	—	—	1,156	—
Commercial and Industrial	4,905	256	957	38	3,359	214
Consumer and Other	1	—	—	—	—	—
Total	4,906	256	1,945	81	17,472	910

Individually evaluated loans, Total:
Commercial Real Estate	$7,240	$—	$25,825	$995	$14,121	$877
Residential Real Estate	57	2	—	—	1,690	—
Commercial and Industrial	5,196	268	2,460	257	5,939	219
Consumer and Other	1	—	—	—	158	—
Construction	—	—	—	—	753	34
Construction to permanent - CRE	—	—	2,410	—	—	—
Total	$12,494	$270	$30,695	$1,252	$22,661	$1,130

For collateral dependent loans, appraisal reports of the underlying collateral, have been obtained from independent licensed appraisal firms. The independently determined appraised values were first reduced by a 8.0% discount to reflect the Bank’s experience selling Other Real Estate Owned (“OREO”) properties. Performing loans are monitored to determine when, if at all, additional credit loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
Loans not requiring specific reserves had fair values exceeding the total recorded investment, supporting the net investment in the loan which includes principal balance, unamortized fees and costs and accrued interest, if any. Once a borrower is in default, Patriot is under no obligation to advance additional funds on unused commitments.
2025 FORM 10-K 74

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
During the years ended December 31, 2025, 2024, and 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the years ended December 31, 2025, 2024, and 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. As of December 31, 2025 and 2024, there were no commitments to advance additional funds under the modified loans.
Note 5.    Loans Held for Sale
Loans Held for Sale - SBA Loans
SBA loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. There were no SBA loans held for sale at December 31, 2025 and 2024. During 2025 and 2024, zero and $5.5 million SBA loans previously classified as held for sale were transferred to held for investment, respectively.
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
Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by third party, amounted to approximately $32.1 million and $43.8 million at December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the servicing asset has a carrying value of $589 thousand and $739 thousand, respectively, and fair value of $581 thousand and $825 thousand, respectively. Income and fees collected for loan servicing are credited to non-interest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.
In the second quarter of 2025, the Bank made the decision to voluntarily suspend its status as a participant in SBA’s PLP. This decision was made in response to the Bank’s desire to temporarily exit the SBA lending business and the Bank’s Formal Agreement. It is possible that the Bank will determine in the future that it is prudent to petition to the SBA for reinstatement in the PLP.
2025 FORM 10-K 75

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table presents an analysis of the activity in the SBA servicing assets for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning balance	$739	$857	$886
Servicing rights capitalized	—	111	85
Servicing rights amortized	(38)	(62)	(67)
Servicing rights disposed	(112)	(167)	(47)
Ending balance	$589	$739	$857
Loans held for sale - Credit Card Receivables
Patriot has entered into program management arrangements under which the Bank originates commercial credit card receivables for certain card programs. The applicable card program manager markets the program and purchases the related receivables from the Bank shortly after origination. These receivables are classified as loans held for sale and are generally sold within three days of origination. As of December 31, 2025 and 2024, the Bank had credit card loans held for sale totaling $24.5 million and $11.4 million, respectively. The credit card loans are fully cash-secured by deposits at the Bank. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.
Loans held for sale - Residential Mortgage Loans
In 2025, the Bank suspended the residential mortgage origination business. These loans were recorded at the lower of aggregate cost or market value. As of December 31, 2025, the Company reported residential mortgage loans held for sale totaling zero. During the years ended December 31, 2025 and 2024, $4.0 million and zero of residential mortgage loans previously classified as held for sale were transferred to held for investment, respectively. For the year ended December 31, 2025, a total gain on sale of $79 thousand was recorded. A servicing asset of $71 thousand was recognized for the year ended December 31, 2025. As of December 31, 2024, $4.3 million residential mortgage loans held for sale was recorded and a servicing asset of $27 thousand.
Note 6.    Premises and Equipment
At December 31, 2025 and 2024, premises and equipment consisted of the following:

	December 31,
(In thousands)	2025	2024
Land	$12,819	$12,819
Buildings	19,076	19,046
Leasehold Improvements	3,096	3,096
Furniture, equipment, and software	13,179	13,110
Construction-in-progress	105	—
Premises and equipment, gross	48,275	48,071
Accumulated depreciation and amortization	(20,159)	(19,206)
Premises and equipment, net	$28,116	$28,865
For the years ended December 31, 2025, 2024, and 2023, depreciation and amortization expense related to premises and equipment totaled $1.0 million, $1.1 million, and $1.2 million, respectively.
2025 FORM 10-K 76

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 7.    Other Real Estate Owned (“OREO”)
As of December 31, 2025, the Bank’s OREO balance was zero, as the residential loan receivable of a foreclosed residential property acquired in 2023 was sold during 2025. The OREO balance reflected the lower of the carrying value or the estimated net realized value of the underlying property. Prior to sale, a valuation allowance of $253 thousand was recorded and a gain on sale of $176 thousand was recognized in 2025.
The following table presents an analysis of the activity in OREO for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning balance	$2,843	$2,843	$—
Additions	—	—	2,843
Sold	(2,590)	—	—
Write-downs	(253)	—	—
Ending balance	$—	$2,843	$2,843
Note 8.    Goodwill and Other Intangible Assets
In 2023, the Company performed an annual goodwill impairment assessment and determined the asset to be fully impaired. An impairment charge of $1.1 million was recorded in 2023. Therefore, the goodwill balance was zero as of December 31, 2025, 2024, and 2023.
Core Deposit Intangibles (CDI) was recorded as part of the Prime Bank business combination in May 2018. The CDI is amortized over a 10-year period using the straight-line method. For the years ended December 31, 2025, 2024, and 2023 the amortization was $47 thousand, $47 thousand, and $46 thousand, respectively. The amortization expense was included in the other operating expenses on the Consolidated Statements of Operations.
The table below provides information regarding the carrying amounts and accumulated amortization of CDI assets as of the dates set forth below.

	As of December 31,
(In thousands)	2025	2024
Gross carrying amount	$748	$748
Accumulated amortization	(433)	(386)
Impairment	(206)	(206)
Net carrying amount	$109	$156
2025 FORM 10-K 77

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 9.    Deposits
The following table presents the balance of deposits held, by category, and the related weighted average stated interest rate as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
(In thousands)	Deposit Balance	Weighted Avg. Stated Interest Rate	Deposit Balance	Weighted Avg. Stated Interest Rate
Non-interest bearing	$106,766	—	$119,212	—

Interest bearing:
Negotiable order of withdrawal accounts	24,281	0.42%	31,549	0.09%
Savings deposits	38,036	1.53%	38,743	1.41%
Interest bearing DDA	267,447	2.29%	205,995	2.07%
Money market	191,177	3.08%	262,023	3.73%
Certificates of deposit, $250,000 or less	206,915	3.98%	174,095	4.31%
Certificates of deposit, more than $250,000	76,480	4.03%	65,278	4.62%
Brokered deposits	54,683	4.22%	69,702	4.34%

Interest bearing, Total	859,020	3.06%	847,385	3.32%

Total Deposits	$965,786	2.73%	$966,597	2.91%

The Company’s total deposits include deposits associated with prepaid debit cards for corporate, consumer and government clients administered by card program managers. These digital-payment-related deposits are included in the non-interest-bearing deposits, negotiable order of withdrawal accounts, interest bearing DDA and money market deposits, which totaled approximately $297.7 million and $265.5 million as of December 31, 2025 and 2024, respectively.
The following table presents interest expense, by deposit category, and the related weighted average effective interest rate for each of the years in the three-year period ended December 31, 2025.

	Year ended December 31,
	2025		2024		2023
(In thousands)	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate	Interest Expense	Weighted Avg. Effective Interest Rate
Negotiable order of withdrawal accounts	$74	0.31%	$23	0.08%	$198	0.57%
Savings	427	1.19%	456	1.14%	2,290	3.92%
Interest bearing DDA	5,909	2.58%	5,431	2.69%	1,002	3.37%
Money market	8,073	3.78%	7,141	4.03%	7,766	2.74%
Certificates of deposit, less than $250,000	6,423	4.08%	7,265	4.40%	5,226	2.83%
Certificates of deposit, $250,000 or greater	2,974	4.44%	3,418	4.81%	1,987	3.14%
Brokered deposits	2,784	4.35%	2,315	4.65%	3,199	4.02%
Total	$26,663	3.37%	$26,049	3.55%	$21,668	3.05%
2025 FORM 10-K 78

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
As of December 31, 2025, contractual maturities of Certificates of Deposit (“CDs”) and brokered deposits are summarized as follows:

(In thousands)	Certificates of Deposit $250,000 or less	Certificates of Deposit more than $250,000	Brokered Deposits	Total
1 year or less	$197,594	$73,510	$49,641	$320,744
More than 1 year through 2 years	9,049	2,970	5,042	17,062
More than 2 years through 3 years	114	—	—	114
More than 3 years through 4 years	117	—	—	117
More than 4 years through 5 years	41	—	—	41

Total	$206,915	$76,480	$54,683	$338,078
Note 10.    Borrowings
As of December 31, 2025 and 2024, total borrowings were $16.4 million and $33.1 million, respectively. Borrowings consist primarily of FHLB advances, FRB borrowing, senior notes, subordinated notes, junior subordinated debentures and a note payable. The senior notes, subordinated notes, junior subordinated debentures contain affirmative covenants that require the Company to: maintain its and its subsidiaries’ legal entity and tax status, pay its income tax obligations on a timely basis, and comply with SEC and FDIC reporting requirements.
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
As of December 31, 2025, the Company had $76.0 million in discounted value of pledged collateral with the FHLB-B. The maximum borrowing capacity is limited to the lesser of 15% of the Bank’s most recently reported Call Report total assets or the discount value of the pledged collateral. Accordingly, the Company’s maximum borrowing capacity with the FHLB-B is $76.0 million. Of this amount, $55.0 million was used by a standby letter of credit, as described further in Note 18, Financial Instruments with Off-Balance-Sheet Risk. Additionally, $250 thousand of the maximum borrowing capacity was used by an overnight line of credit designed to cover the Bank for temporary overdraft positions. As of December 31, 2025 and 2024, zero funds had been borrowed under the line of credit.
FHLB-B advances are structured to facilitate the Bank’s management of its balance sheet and liquidity requirements. In 2024, the Company repaid $30.0 million in long-term advances and $68.0 million in short-term borrowings. As a result, the outstanding advances decreased to $3.0 million as of December 31, 2024, and decreased to zero as of December 31, 2025.
Interest expense incurred for FHLB-B borrowing for the years ended December 31, 2025, 2024, and 2023 were $3 thousand, $1.1 million, and $4.2 million, respectively.
Correspondent Bank - Lines of Credit
In prior years, Patriot had entered unsecured federal funds sweep and federal funds line of credit facility agreements with certain correspondent Banks. The purpose of these agreements was to provide a credit facility intended to satisfy overnight federal
2025 FORM 10-K 79

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
account balance requirements and to provide for daily settlement of FRB, Automated Clearing House (“ACH”), and other clearinghouse transactions. As of December 31, 2025, there are no remaining agreements active.
As of December 31, 2025 and 2024, borrowings available under the agreements totaled zero and $5.0 million, respectively. There was zero outstanding balance under the agreements at December 31, 2025 and 2024. Interest expense incurred for the year ended December 31, 2025, 2024, and 2023 was zero, $4 thousand, and $117 thousand, respectively.
Other Borrowing
The Federal Reserve Bank of New York (“FRBNY”) accepts securities and loan pledges from qualifying depository institutions to secure borrowings from the Federal Reserve Discount Window (“Discount Window”). Patriot has pledged eligible securities and loans as collateral to support its borrowing capacity at the FRBNY. As of December 31, 2025, Patriot had pledged eligible securities and loans with a book value of $47.7 million, with a collateral value of $26.4 million. A total of $70.0 million and $40.0 million was borrowed from the Discount Window and fully repaid during the years ended December 31, 2025 and 2024, respectively. There was zero outstanding balance under the agreements as of December 31, 2025 and 2024. Interest expense incurred for the years ended December 31, 2025, 2024, and 2023 was $98 thousand, $32 thousand, and $48 thousand, respectively.
In July 2023, the Bank established a collateralized funding line of $73.8 million at par value under the Federal Reserve's newly established Bank Term Funding Program ("BTFP"). The program provided additional funding to eligible depository institutions, assuring they could meet the needs of all their depositors. The program served as an additional source of liquidity against high-quality securities, eliminating the need of an institution to quickly sell those securities in times of stress. The line allowed for a fixed rate borrowing for up to one year, with repayment permitted at any time without penalty. The BTFP ceased allowing any new advances after March 11, 2024. As of December 31, 2024, Patriot had paid off the BTFP borrowing of $70.0 million that was outstanding as of December 31, 2023. Interest expense incurred was zero, $2.3 million, and $1.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Senior notes
On December 22, 2016, the Company issued $12 million of senior notes (“2016 Senior Notes”) bearing interest at 7% per annum. On November 17, 2021, the original maturity date of the Senior Notes were extended from December 22, 2021 to June 30, 2022.
On June 22, 2022, the Company amended and restated the Senior Notes. The maturity date of the 2016 Senior Notes were further extended to December 31, 2022, and the interest rate increases from (i) 7% to 7.25% from July 1, 2022 until September 30, 2022 and (ii) from 7.25% to 7.50% thereafter. The 2016 Senior Notes were repaid in December 2022.
On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate Senior Notes due January 15, 2026 (“2022 Senior Notes”). In connection with the issuance of the 2022 Senior Notes, the Company incurred $360 thousand of costs, which are being amortized over the term of the 2022 Senior Notes to recognize a constant rate of interest expense. Unamortized debt issuance cost of zero and $139 thousand as of December 31, 2025 and 2024, respectively.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized interest expense of $0.6 million, $1.2 million, and $1.2 million, inclusive of the debt issuance cost amortization of $162 thousand, $139 thousand and $139 thousand, respectively, in respect of the 2022 Senior Notes. As of December 31, 2025 and 2024, zero and $470 thousand of interest was included in accrued expenses and other liabilities on the Consolidated Balance Sheet, respectively.
During the third quarter of 2025 , the remaining principal balance of the 2022 Senior Notes were repaid in full.
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
The Subordinated Notes initially bear interest at 6.25% per annum, from and including June 29, 2018, to but excluding, June 30, 2023, payable semi-annually in arrears. From and including June 30, 2023, until but excluding June 30, 2028 or an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month LIBOR,
2025 FORM 10-K 80

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
which was replaced by Secured Overnight Financing Rate (SOFR) in 2023 (but not less than zero) plus 332.5 basis points, payable quarterly in arrears. The Company may, at its option, beginning on June 30, 2023 and on any scheduled interest payment date thereafter, redeem the Subordinated Notes. Interest on the Subordinated Notes is payable beginning on December 30, 2018.
In connection with the issuance of the Subordinated Notes, the Company incurred $291 thousand of debt issuance costs, which are being amortized over the term of the Subordinated Notes to recognize a constant rate of interest expense. At December 31, 2025 and 2024, $58 thousand and $102 thousand of unamortized debt issuance costs have been deducted from the face amount of the Subordinated Notes included in the Consolidated Balance Sheet, respectively. For the years ended December 31, 2025, 2024, and 2023, the Company recognized interest expense of $707 thousand, $889 thousand, and $786 thousand, respectively.
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
Junior subordinated debt owed to unconsolidated trust
In 2003, the Patriot National Statutory Trust I (“the Trust”), which has no independent assets and is wholly-owned by the Company, issued $8.0 million of trust preferred securities. The proceeds, net of a $240 thousand placement fee, were invested in junior subordinated debentures issued by the Company, which invested the proceeds in the Bank. The Bank used the proceeds to fund its operations.
Trust preferred securities currently qualify for up to 6.8% of the Company’s Tier I Capital, with the excess qualifying as Tier 2 Capital.
The junior subordinated debentures are unsecured obligations of the Company. The debentures are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. In addition to its obligations under the junior subordinated debentures and in conjunction with the Trust, the Company issued an unconditional guarantee of the trust preferred securities.
The junior subordinated debentures bear interest at three-month LIBOR (replaced by SOFR) plus 3.15% (7.41% at December 31, 2025) and mature on March 26, 2033, at which time the principal amount borrowed will be due. The placement fee of $240 thousand is amortized and included as a component of the periodic interest expense on the junior subordinated debentures, in order to produce a constant rate of interest expense. For the years ended December 31, 2025, 2024, and 2023, $10 thousand, $10 thousand and $9 thousand of debt placement fee amortization has been included in interest expense recognized of $648 thousand, $707 thousand, and $695 thousand, respectively. As of December 31, 2025 and 2024, the unamortized placement fee deducted from the face amount of the junior subordinated debt owed to the unconsolidated trust amounted to $91 thousand and $101 thousand, respectively, and accrued interest on the junior subordinated debentures was $9 thousand and $174 thousand, respectively.
At its option, exercisable on a quarterly basis, the Company may redeem the junior subordinated debentures from the Trust, which would then redeem the trust preferred securities.
Note Payable
In September 2015, the Bank purchased the property in which its Fairfield, Connecticut branch is located for approximately $2.0 million, a property it had been leasing until that date. The purchase price was primarily satisfied by issuing the seller a $2.0 million, nine-year, promissory note bearing interest at a fixed rate of 1.75% per annum. The note matured in the third quarter of 2025, as of December 31, 2025 and 2024, the note had a balance outstanding of zero and $162 thousand, respectively. Interest expense incurred for the years ended December 31, 2025, 2024, and 2023 was $1 thousand, $5 thousand, and $8 thousand, respectively.
2025 FORM 10-K 81

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Maturity of borrowings
At December 31, 2025, the contractual maturities of the Company’s borrowings in future periods were as follows:

(In thousands)
Year ending December 31,	Subordinated Notes	Junior Subordinated Debt	Total
2026	$—	$—	$—
2027	—	—	—
2028	8,347	—	8,347
2029	—	—	—
2030	—	—	—
Thereafter	—	8,248	8,248

Total of contractual maturities	8,347	8,248	16,595

Unamortized debt issuance costs	(58)	(91)	(149)

Balance at December 31, 2025	$8,289	$8,157	$16,446
Note 11.    Derivatives
Derivatives Not Designated in Hedge Relationships
Patriot is a party to interest rate swaps; derivatives that are not designated as hedging instruments. Under a program, Patriot will execute interest rate swaps with commercial lending customers to facilitate their respective risk management strategies. As of December 31, 2025, there were two interest rate swaps (“swaps”) outstanding. One swap is with a loan customer to provide a facility to mitigate the fluctuations in the variable rate on the respective loan. The other swap is with an outside third party. The customer interest rate swaps is matched in offsetting terms to the third party interest rate swaps, such that Patriot minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps associated with the program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. The changes in the fair value of the swaps offset each other, except for the credit risk of the counterparties, which is determined by taking into consideration the risk rating, probability of default and loss given default for all counterparties. The swaps are reported at fair value in other assets or other liabilities on the Consolidated Balance Sheets.
As of December 31, 2025 and 2024, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other non-interest income on the consolidated statements of operations during the year ended December 31, 2025, 2024, and 2023.
Further discussion of the accounting policy of derivatives is set forth in Note 1, and information about the valuation methods used to measure the fair value of derivatives is provided in Note 21 to the Consolidated Financial Statements.
2025 FORM 10-K 82

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
December 31, 2025
Classified in Other Assets:
3rd party interest rate swap	1,251	3.5	4.38%	1 Mo. SOFR + 2.00%	39

Classified in Other Liabilities:
Customer interest rate swap	1,251	3.5	4.38%	1 Mo. SOFR + 2.00%	(39)

December 31, 2024
Classified in Other Assets:
3rd party interest rate swap	1,290	4.5	4.38%	1 Mo. SOFR + 2.00%	83

Classified in Other Liabilities:
Customer interest rate swap	1,290	4.5	4.38%	1 Mo. SOFR + 2.00%	(83)
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
As of December 31, 2025 and 2024, the Company recognized ROU assets of $1.1 million and $1.5 million, respectively, and lease liabilities of $1.2 million and $1.6 million, respectively. ROU lease assets are included in other assets on the Consolidated Balance Sheet. The lease liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases, as allowed as practical expedient of the standard. The Company elected to separate lease and non-lease components. The fixed lease costs are recognized as ROU lease assets and lease liability. The variable lease cost primarily represents variable payments such as common area maintenance and utilities, which are included in the occupancy and equipment expenses on the Consolidated Statements of Operations. For the year ended December 31, 2025, 2024, and 2023, the fixed lease costs for the non-cancelable operating leases were $416 thousand, $459 thousand, and $581 thousand, respectively. For the year ended December 31, 2025, 2024, and 2023 , the variable lease costs for the non-cancelable operating leases were $128 thousand, $34 thousand, and $39 thousand, respectively.
2025 FORM 10-K 83

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following is a maturity analysis of the operating lease liabilities as of December 31, 2025:

(In thousands)	Operating lease Obligation
Years ending December 31,
2026	$382
2027	197
2028	151
2029	78
2030	78
Thereafter	524
Total undiscounted lease payments	$1,410

Less imputed interest	(207)

Present value of operating lease liabilities	$1,203

Operating lease right-of-use asset	$1,134

	Year Ended December 31,
(In thousands)	2025	2024	2023
Lease cost
Operating lease cost	$416	$459	$581
Short-term lease cost	126	55	12
Total lease cost	$542	$514	$593

Other information
Operating cash flows from operating leases	$418	$509	$583

	December 31,
	2025	2024
Weighted -average remaining lease term - operating leases (in years)	8	8
Weighted -average discount rate - operating leases	3.67%	3.53%
As of December 31, 2025 and 2024, the undiscounted lease payments were $1.4 million and $1.8 million, respectively. The lease payments were not reduced by minimum sublease rentals of $117 thousand and $216 thousand due in the future under non-cancelable subleases, respectively.
Rent expense for operating leases is recognized in earnings on a straight-line basis over the base term of the respective lease and is included in the consolidated statement of operations as a component of Occupancy and Equipment expense. For the years ended December 31, 2025, 2024, and 2023, total rent expense for cancellable and non-cancellable operating leases was $542 thousand, $514 thousand, and $593 thousand, respectively.
For the years ended December 31, 2025, 2024, and 2023, Patriot recognized gross rental income of $323 thousand, $302 thousand, and $395 thousand offset by rental costs of $1 thousand, $3 thousand, and $3 thousand, respectively.
2025 FORM 10-K 84

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 13.    Commitments and Contingencies
Employment Agreements
As of December 31, 2025, the Company had a severance agreement for one Executive Vice President that provides for severance equal to 9 months of current salary, and also provides for severance equal to 12 months of current salary, if the Executive officer is terminated within 12 months of a change of control.

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
Note 14.    Income Taxes
Following is a summary of the components of the federal and state income tax expense (benefit) for each of the years in the three-year period ended December 31, 2025.

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$—	$(71)	$2,283
State	—	32	474
	—	(39)	2,757

Deferred:
Federal	34	14,644	(3,347)
State	25	9,180	(864)
	59	23,824	(4,211)

Provision (benefit) for income taxes	$59	$23,785	$(1,454)
For each of the years in the three-year period ended December 31, 2025, the difference between the federal statutory income tax rate and Patriot’s effective income tax rate reconciles as follows:

	Year Ended December 31,
(In thousands)	2025	%	2024	2023
Income taxes at statutory Federal rate	$(2,657)	21.00%	$(3,380)	$(1,183)
State taxes, net of Federal benefit(a)	20	(0.16)%	(390)	(309)
Deferred tax valuation allowance	2,679	(21.18)%	27,583	—
Nondeductible expenses	17	(0.13)%	20	13
Other	—		(48)	25

Provision (benefit) for income taxes	$59	(0.47)%	$23,785	$(1,454)
(a)State taxes in Connecticut and New York made up the majority (greater than 50%) of the tax effect in this category.
The effective tax (benefit) rate for the years ended December 31, 2025, 2024, and 2023 was (0.47)%, 147.8%, and (25.8)%, respectively. The Company’s effective rates were affected by state taxes and non-deductible expenses and the full valuation allowance on the DTAs in 2024.
2025 FORM 10-K 85

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Deferred Tax Assets and Liabilities
The significant components of Patriot’s net deferred tax (liabilities) assets at December 31, 2025 and 2024 are presented below.

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Federal NOL carryforward benefit	$10,673	$8,800
NOL write-off for Sec 382 Limit	(3,258)	(3,258)
Capitalized cost temporary item	8,450	9,112
State NOL carryforward benefit	4,884	4,276
Unrealized loss AFS securities	4,333	5,259
Allowance for credit loss	1,820	1,944
Lease liabilities	316	404
Non-accrual interest	1,890	1,026
Merger and acquisition	119	133
Accrued expenses	28	44
Goodwill and intangible	297	325
Depreciation of premises and equipment	197	178
Share based compensation	1,233	17
Other	8	8
Gross deferred tax assets	30,992	28,268
Less deferred tax asset valuation allowance	(30,992)	(28,268)
Total deferred tax assets	$—	$—

Deferred tax liabilities:
Right-of-use assets	(298)	(385)
Prepaid Expenses	(459)	(334)
Other	(25)	(5)
Gross deferred tax liabilities	(783)	(724)

Net deferred tax (liabilities) assets	$(783)	$(724)

As of December 31, 2025, Patriot had available approximately $50.8 million of Federal net operating loss carryforwards (“NOL”) that are offset by $15.5 million in §382 limitations imposed by the Internal Revenue Code. After applying the limitation at December 31, 2025, Patriot has $35.3 million post-change net operating loss carry-forwards which do not expire. These amounts reflect the Company’s existing Section 382 analysis and do not reflect the effect, if any, of ownership changes or additional limitations that may have resulted from the Company’s Private Placement or the registered direct offerings completed later in 2025, as no updated Section 382 analysis with respect to those transactions had been completed as of the date of these consolidated financial statements. Because the Company maintained a full valuation allowance against its deferred tax assets at December 31, 2025, management does not expect completion of such analysis to materially affect the net deferred tax asset balance reported in the accompanying Consolidated Balance Sheets as of that date, although it could affect the amount and availability of NOL carryforwards for future periods.

Patriot has approximately $64.2 million of NOLs available for Connecticut tax purposes at December 31, 2025, which may be used to offset up to 50% of taxable income in any year. The NOLs will expire between 2030 and 2055 . In addition, the Company had state net operating loss carryforwards of approximately $13.4 million in New York and $1.9 million in New Jersey, which are scheduled to expire in 2044. Furthermore, Patriot had $1.2 million of NOLs in Florida, which may be carried forward indefinitely. These state NOL amounts likewise do not reflect the effect, if any, of ownership changes or related limitation analyses that may result from the Private Placement or the registered direct offerings completed in 2025.
The deferred tax liabilities are included in accrued expenses and other liabilities on the Consolidated Balance Sheet.
2025 FORM 10-K 86

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Valuation Allowance against Deferred Tax Assets
Deferred tax assets are recognized to the extent management believes it is more likely than not that such assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income during periods which temporary differences are expected to be recovered or settled.
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
As of December 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets. During the year ended December 31, 2025, management performed its required annual assessment of the realizability of deferred tax assets, including consideration of all available positive and negative evidence. Significant negative evidence included the Company’s recent history of operating losses and uncertainty regarding timing and sustainability of future taxable income. Accordingly, management concluded that the full valuation allowance remained appropriate at December 31, 2025, and no release of the valuation allowance was recorded during the year ended December 31, 2025.
The valuation allowance was $31.0 million and $28.3 million as of December 31, 2025 and 2024, respectively. Although the Bank returned to profitability at the bank level during 2025, the Company remained unprofitable on a consolidated basis for the year ended December 31, 2025. In light of improved operating performance and current projections, the Company is evaluating whether a full valuation allowance will remain appropriate in future periods. Any future release of all or a portion of the valuation allowance would depend on management’s conclusion, based on sufficient positive evidence, that realization of the related deferred tax assets is more likely than not.
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
As of December 31, 2025 and 2024, the Company did not record any uncertain tax position related to the utilization of certain federal net operating losses. As of December 31, 2025 and 2024, Patriot no longer has a liability for unrecognized tax benefits. Additionally, Patriot has no pending or on-going audits in any tax jurisdiction.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.
Patriot’s returns for tax years 2022 through 2025 are subject to examination by the IRS for U.S. Federal tax purposes and, for State tax purposes, by the taxing authorities of Connecticut, New York and Florida. In addition, the Company’s tax returns for the years ended 2021 through 2025 remain subject to examination by New Jersey.
Note 15.     Share-based Compensation
On November 10, 2022, the Board of Directors approved the Amended and Restated 2020 Plan (the “Amended and Restated 2020 Plan”), which was approved and ratified by shareholders of the Company on December 14, 2022. The Amended and Restated 2020 Plan terminated on December 31, 2025. Additional information regarding the Amended and Restated 2020 Plan’s background and original terms is included in Note 15 to the consolidated financial statements in the Company’s Form 10-K for the year ended December 31, 2024. In March 2025, the Company’s Board of Directors approved the 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). The shareholders of the Company ratified the 2025 Plan on June 26, 2025. Details of the 2025 Plan are as described below.
2025 Omnibus Equity Incentive Plan
In connection with the Private Placement, the Company’s Board of Directors has approved the 2025 Plan in March 2025. The 2025 Plan received shareholder approval at the shareholders' meeting on June 26, 2025, and became effective on that date. The 2025 Plan is designed to provide the Company with a competitive advantage in attracting, retaining, and motivating officers,
2025 FORM 10-K 87

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
employees, directors, and consultants by offering incentives directly linked to shareholder value. The Compensation Committee of the Board will administer the Plan.
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
Below table summarizes the Company’s share-based compensation activity for the three-year period ended December 31, 2025.

	Amended and Restated 2020 Plan		2025 Plan
	Number of Shares	Weighted average grant date fair value	Number of Shares	Weighted average grant date fair value
Unvested at December 31, 2022	22,660	$7.11
Granted	5,733	$8.76
Vested	(10,887)	$9.63
Unvested at December 31, 2023	17,506	$6.09
Granted	144,458	$2.98
Vested	(15,779)	$7.46
Forfeited	0	$—
Unvested at December 31, 2024	146,185	$2.87	—	$—
Granted	0	$—	11,678,361	$1.13
Vested	(10,758)	$6.22	3,633,749	$1.06
Forfeited	(127,298)	$3.09	—	$—
Unvested at December 31, 2025	8,129	$4.37	8,044,611	$1.16

Awards granted under the 2025 Plan are in the form of Restricted Stock Units (RSUs). The share amounts presented in the table above reflect the number of RSUs granted and vested, where vested amounts represent RSUs for which the vesting conditions were satisfied during the period; no RSUs granted under the 2025 Plan settled into shares of Common Stock during the year ended December 31, 2025.
The Company recognizes share based compensation expense on a straight-line basis over the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the years ended December 31, 2025, 2024, and 2023, the Company recognized total share-based compensation expense of $5.2 million, $184 thousand, and $105 thousand, respectively.
The share-based compensation expense attributable to the Company’s Directors totaled $516 thousand, $48 thousand, and $49 thousand for the years ended December 31, 2025, 2024, and 2023, respectively. For each of those years, the Directors received total compensation of $1.6 million, $214 thousand, and $259 thousand, respectively, and these amounts are included in Other Operating Expenses in the Consolidated Statements of Operations.
For the years ended December 31, 2025, 2024, and 2023, share-based compensation expense attributable to employees of Patriot was $4.7 million, $136 thousand, and $56 thousand, respectively.
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of December 31, 2025 amounted to $8.1 million, which amount is expected to be recognized over the weighted average remaining life of the awards of 1.8 years.
Stock Options
On June 26, 2025, the Company granted stock options to purchase 400,000 shares of Common Stock at an exercise price of $1.40 per share. The options vest and become exercisable starting on the grant date, subject to the terms and conditions outlined in the 2025 Plan and award agreement, including any applicable acceleration provisions.
2025 FORM 10-K 88

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The total estimated compensation expense related to these stock options for the year ended December 31, 2025 was $44 thousand. The expense is recorded in employee compensation costs on the Consolidated Statements of Operations.

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
Note 16.    Shareholders’ Equity
Earnings per Share
The Company is required to present basic earnings per share and diluted earnings per share in its consolidated statements of operations. Basic earnings per share amounts are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects additional shares of common stock that would have been outstanding if potentially dilutive shares of common stock had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares of common stock that may be issued by the Company relate to the outstanding unvested RSAs, RSUs, and options granted to directors and employees. The dilutive effect resulting from these potential shares is determined using the treasury stock method. The Company is also required to provide a reconciliation of the numerator and denominator used in the computation of both basic and diluted earnings per share.
The following is a summary of the computation of basic and diluted earnings per share for each of the years in the three-year period ended December 31, 2025.

	Year ended December 31,
(In thousands, except shares)	2025	2024	2023
Basic (loss) earnings per share:
Net (loss) income attributable to common shareholders	$(12,710)	$(39,882)	$(4,179)
Divided by:
Weighted average shares outstanding	76,812,476	3,976,224	3,965,324

Basic (loss) earnings per common share	$(0.17)	$(10.03)	$(1.05)

Diluted (loss) earnings per share:
Net (loss) income attributable to common shareholders	$(12,710)	$(39,882)	$(4,179)

Weighted average shares outstanding	76,812,476	3,976,224	3,965,324

Potentially dilutive securities(a)	—	—	—

Divided by:
Weighted average diluted shares outstanding	76,812,476	3,976,224	3,965,324

Diluted (loss) earnings per common share	$(0.17)	$(10.03)	$(1.05)
(a) The weighted average diluted shares outstanding does not include anti-dilutive restricted shares of common stock of 10,000,970, 40,473, and 11,438 for the years ended December 31, 2025, 2024, and 2023.
Common Stock
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
Also on March 20, 2025, the Company completed a $57.75 million private placement resulting in the issuance of 60,400,106 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at a purchase price of $0.75 per share.
2025 FORM 10-K 89

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
On May 13, 2025, two note holders of the Senior Notes converted $1.90 million of the aggregate principal and interests of the Notes into 2,529,275 shares of common stock.
On June 3, 2025, the Company entered into a Securities Purchase Agreement with accredited investors, facilitating a registered direct offering. The Company issued and sold 8,524,160 shares of its common stock, at a price of $1.25 per share. The net proceeds of the offering was approximately $10.47 million after estimated expenses.
On July 25, 2025, Unity Bancorp Inc. provided the Company with formal notice of its desire to convert 100% of its outstanding principal balance and accrued unpaid interest of its Amended Senior Note, in an aggregate amount of $2.0 million, into 2,673,369 shares of the Company’s common stock, par value $0.01 per share at $0.75 per share. On July 26, 2025, American Bank Incorporated provided the Company with formal notice of its desire to convert 100% of its outstanding principal balance and accrued unpaid interest of its Amended Senior Note, in an aggregate amount of approximately $0.8 million, into 1,071,258 shares of Common Stock at $0.75 per share.
On August 29, 2025, the Company entered into a stock purchase agreement and a separate warrant purchase agreement with certain accredited Investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering by the Company directly to the Investors (the “Offering”), an aggregate of 31,985,103 shares of the Company’s common stock (the “Shares”. The Shares consist of (a) 19,196,000 shares of the Company’s voting Common Stock (“Voting Common Stock”), and (b) 12,789,103 shares of the Company’s non-voting Common Stock (the “Non-Voting Common Stock”) that will be issuable six months after closing of the Offering upon exercise of three-year warrants (the “Warrants”). Upon such Warrant holders or their assignees meeting certain conditions (the “Non-Control Conditions”), the Non-Voting Common Stock may be exchanged for shares of Voting Common Stock. The Shares will be sold to the investors at a price per share of $1.25 per Share and the Warrants will be sold to investors at a price of $0.125 per warrant share. The Warrants are exercisable no earlier than six months after the closing of the Offering at an exercise price of $1.56 per share, subject to increase to as much as $1.685 per share under certain conditions. The proceeds from the Offering, prior to deducting the estimated offering expenses, are expected to be approximately $25.6 million. Estimated offering expenses are $250 thousand.
Patriot’s authorized common stock consists of 200,000,000 shares have a $0.01 par value, with 115,070,413 and 4,065,593 shares issued as of December 31, 2025 and 2024, respectively. Common stock shares outstanding were 114,996,672 and 3,991,852 as of December 31, 2025 and 2024, respectively.
Preferred Stock
On March 20, 2025, as part of the private placement, the Company issued 90,832 shares of its Series A Non-Cumulative Perpetual Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock has no par value and a liquidation preference of $60 per share. The gross proceeds from the issuance of the Series A Preferred Stock totaled $5.45 million.
On July 3, 2025, the Series A Preferred Stock was converted into 7,266,560 shares of the Company’s Non-Voting Common Stock.
No preferred shares authorized, issued or outstanding as of December 31, 2025 and 2024.
Dividends
The Company did not pay any dividends for the year ended December 31, 2025, 2024, and 2023.
2025 FORM 10-K 90

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 17.      401(k) Savings Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. Eligibility for matching contributions is dependent on an employee’s completing six consecutive month(s) of service or 500 hours of employment. Participants immediately vest in Patriot’s matching contributions, if applicable. During the years ended December 31, 2025, 2024, and 2023, Patriot made matching contributions to the 401(k) Plan of $227 thousand, $284 thousand, and $278 thousand, respectively.
Note 18.     Financial Instruments with Off-Balance-Sheet Risk
In the ordinary course of business, the Bank is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contractual amounts of these instruments reflect the extent of involvement Patriot has in particular classes of financial instruments.
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
At December 31, 2025 and 2024, financial instruments with credit risk are as follows:

	December 31,
(In thousands)	2025	2024
Commitments to extend credit:
Unused lines of credit	$59,567	$61,910
Undisbursed construction loans	—	860
Home equity lines of credit	9,193	24,476
Future loan commitments	—	325
	$68,760	$87,571
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits, and securities. The Bank has established an allowance for credit loss of $80 thousand and $182 thousand as of December 31, 2025 and 2024, respectively, which is included in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Standby letters of credit are written commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.
As of December 31, 2025, the Bank has an irrevocable stand-by letter of credit for a maximum of $55 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary, which expires on April 30, 2026.
2025 FORM 10-K 91

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
Under the instituted regulatory framework, to be considered “well capitalized”, a financial institution must generally have a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 8.0%, a CET1 Capital ratio at least 6.5%, and a Tier 1 Leverage Capital ratio of at least 5%. However, regardless of a financial institution’s ratios, the OCC may require increased capital ratios or impose dividend restrictions based on the other factors it considers in assessing a bank’s capital adequacy. Under the final capital rules that became effective on January 1, 2015, there was a requirement for a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain this required capital buffer become subject to progressively more stringent limitations on the percentage of earnings that may be distributed to shareholders or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer of 2.5% has been included in the minimum capital adequacy ratios as of December 31, 2025 and 2024.
On April 17, 2024, based on its supervisory profile, the Bank was notified by the OCC that it established individual minimum capital ratios (“IMCR”) for the Bank. Specifically, the Bank is required to maintain the following ratios: a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total capital ratio of 11.50%. As of December 31, 2025, the Bank has met all of its regulatory capital requirements. As of the year ended December 31, 2024, the Bank did not meet all of its regulatory capital requirements.
On January 14, 2025, the Bank entered into Formal Agreement, pursuant to which the Bank agreed, through its board of directors to take certain actions in the areas of strategic planning, capital planning, Bank Secrecy Act / Anti-Money Laundering risk management, payment activities oversight, credit administration and concentrations risk management. The Bank’s Board appointed a Compliance Committee in January 2025, as required, to oversee the progress and compliance with the Formal Agreement.
On January 17, 2025, the OCC notified the Bank that, in connection with the entry into the Formal Agreement, the individual minimum capital ratios previously established on April 17, 2024 for the Bank had terminated. The same minimum capital ratios were re-established within the Formal Agreement under its Capital Plan and Higher Minimums Articles so that all capital requirements are governed by the Formal Agreement. Under these provisions, the Bank must maintain, on an ongoing basis, a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total capital ratio of 11.50%.
The Bank has been working to address each of the items identified in the Formal Agreement. The Company completed the Private Placement in March 2025, which was critical to address the Capital Plan and Higher Minimums Articles and pivotal to the Strategic Plan Article in the Formal Agreement. Certain proceeds from the Private Placement were contributed to the Bank as additional capital and brought the Bank into compliance with the minimum capital ratios required under the Formal Agreement. Among other efforts, the Company has completed two additional equity issuances in 2025, in furtherance of its obligations under the Capital Plan and Higher Minimums Articles and the Strategic Plan Article in the Formal Agreement.
As of December 31, 2025, the Bank’s capital ratios remain in excess of the minimums required by the Formal Agreement. Although the Bank's capital ratios are exceeding both standard "well capitalized" levels and the higher minimums set forth in the Formal Agreement, the Bank remains classified as "adequately capitalized" rather than "well capitalized" due to the specific terms of that agreement.
2025 FORM 10-K 92

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The Company and Bank’s regulatory capital amounts and ratios at December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025				December 31, 2024
	Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual	$129,587	20.76%	$120,329	19.25%	$44,534	6.07%	$56,536	7.71%
To be Well Capitalized(a)	—	—	62,516	10.00%	—	—	73,309	10.00%
For capital adequacy	49,934	8.00%	50,013	8.00%	58,667	8.00%	58,648	8.00%
Individual minimum capital ratio	—	—	71,894	11.50%	—	—	84,306	11.50%

Tier 1 Capital (to risk weighted assets):
Actual	117,567	18.84%	116,657	18.66%	33,545	4.57%	55,546	7.58%
To be Well Capitalized(a)	—	—	50,013	8.00%	—	—	58,648	8.00%
For capital adequacy	37,450	6.00%	37,510	6.00%	44,001	6.00%	43,986	6.00%
Individual minimum capital ratio	—	—	62,516	10.00%	—	—	73,309	10.00%

Common Equity Tier 1 Capital (to risk weighted assets):
Actual	109,567	17.55%	116,657	18.66%	25,545	3.48%	55,546	7.58%
To be Well Capitalized(a)	—	—	40,636	6.50%	—	—	47,651	6.50%
For capital adequacy	28,088	4.50%	28,132	4.50%	33,000	4.50%	32,989	4.50%
Individual minimum capital ratio	—	—	62,516	10.00%	—	—	73,309	10.00%

Tier 1 Leverage Capital (to average assets):
Actual	117,567	11.52%	116,657	11.42%	33,545	3.50%	55,546	5.79%
To be Well Capitalized(a)	—	—	51,097	5.00%	—	—	47,948	5.00%
For capital adequacy	40,835	4.00%	40,878	4.00%	38,368	4.00%	38,358	4.00%
Individual minimum capital ratio	—	—	91,975	9.00%	—	—	86,306	9.00%
(a) Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank. Under the terms of the Formal Agreement, the Bank is not eligible to be “Well Capitalized” while the Formal Agreement continues in effect and is designated as “Adequately Capitalized” regardless of its capital ratios being in excess of the regulatory defined Well Capitalized ratios.
Note 20.     Related Party Transactions
The Company and the Bank engage in transactions with related parties in the ordinary course of business. For purposes of this note, related parties include the Company's directors and executive officers, their immediate family members, and entities over which such persons exercise control or significant influence, as defined under ASC Topic 850, Related Party Disclosures.
Loans and Extensions of Credit
No extensions of credit to related parties, as defined under ASC 850, were outstanding as of December 31, 2025 or 2024.
The following describes a related party debt transaction completed during 2025 that had no outstanding balance as of December 31, 2025.
Note Conversion — Michael Carrazza / Solaia Capital Holdings LLC
Michael A. Carrazza serves as a director on the Board of the Company. Mr. Carrazza also serves as manager of Solaia Capital Holdings LLC ("Solaia Capital"), an entity in which he holds a material ownership interest.
In May 2025, Solaia Capital purchased from Fall River Five Cents Savings Bank the outstanding principal balance and accrued unpaid interest of $649 thousand (the "Transferred Note") of the Company's 8.5% Fixed Rate Senior Notes Due January 15, 2026 (the "Senior Notes"). Solaia Capital thereafter elected to convert the Transferred Note into shares of the Company's common stock
2025 FORM 10-K 93

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
pursuant to the terms of an amendment to the Senior Notes previously approved by the Board of Directors, which provided holders of the Senior Notes the right to voluntarily convert outstanding principal and accrued interest into common stock at a conversion price of $0.75 per share. Upon conversion, the Company issued 865,990 shares of its common stock to Solaia Capital, extinguishing the $649 thousand outstanding obligation under the Transferred Note. The conversion price of $0.75 per share was the same price at which the Company issued shares of common stock to all investors in its March 20, 2025 private placement.
The transaction was reviewed and approved by the Audit Committee of the Board of Directors prior to consummation, and was thereafter approved by the unanimous written consent of the full Board of Directors on May 11, 2025, with Mr. Carrazza participating in his capacity as a director. The Company believes the transaction was effected on terms no less favorable to the Company than those available from unaffiliated noteholders, given that the conversion price was consistent with the terms available to all converting noteholders and with the March 2025 private placement pricing.

Deposit Accounts

The Bank accepts deposits from related parties on terms no more favorable than those offered to similarly situated non-affiliated depositors, including with respect to interest rates, fees, and minimum balance requirements. Related party deposit balances as of December 31, 2025 and December 31, 2024 were approximately $2.2 million and $63 thousand, respectively. The aggregate related party deposit balances are included in total deposits in the accompanying Consolidated Balance Sheets.
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
2025 FORM 10-K 94

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
Other Investments
The Bank’s investment portfolio includes the Solomon Hess SBA Loan Fund, which is utilized by the Bank to satisfy its Community Reinvestment Act (“CRA”) lending requirements. As this fund operates as a private fund, shares in the fund are not publicly traded but may be redeemed with 60 days’ notice at cost. For that reason, the carrying amount was considered comparable to fair value at both December 31, 2025 and 2024 due to its short-term nature.
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
Retained Beneficial Interest
The Company retained its rights to sold loans under a loss share agreement and did not transfer such rights to the loan purchasers. Accordingly, the Company has continuing involvement in the transferred financial assets. The retained interest is recognized as a separate asset and represents the present value of expected future reimbursements. The fair value of this asset is estimated using a discounted cash flow methodology that incorporates significant unobservable inputs, including expected credit losses, timing of
2025 FORM 10-K 95

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
cash flows, and appropriate discount rates. Due to the use of these unobservable inputs, the asset is classified as a Level 3 measurement within the fair value hierarchy in accordance with ASC 820.
The Company evaluates the retained interest on a recurring basis for changes in expected cash flows and records adjustments to fair value as necessary. Changes in the fair value of the retained interest are recognized in earnings in the period in which they occur.
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
2025 FORM 10-K 96

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of December 31, 2025 and 2024:

		December 31, 2025		December 31, 2024
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,411	$2,411	$3,295	$3,295
Interest-bearing deposits due from banks	Level 1	183,980	183,980	144,273	144,273
Restricted cash	Level 1	20,736	20,736	15,042	15,042
Available-for-sale securities	Level 2	212,950	212,950	68,869	68,869
Available-for-sale securities	Level 3	11,727	11,727	11,123	11,123
Other investments	Level 2	—	—	4,450	4,450
Federal Reserve Bank stock	Level 2	2,961	2,961	1,377	1,377
Federal Home Loan Bank stock	Level 2	679	679	779	779
Loans receivable, net	Level 3	585,723	571,015	700,167	675,901
Loans held for sale	Level 2	24,513	24,513	15,702	15,702
Servicing assets	Level 3	660	652	766	852
Other real estate owned	Level 2	—	—	2,843	2,843
Accrued interest receivable	Level 2	4,869	4,869	5,488	5,488
Retained beneficial interest	Level 3	518	518	—	—
Interest rate swap receivable	Level 2	39	39	83	83

Financial assets, total		$1,051,675	$1,037,050	$974,257	$950,077

Financial Liabilities:
Demand deposits	Level 2	$106,766	$106,766	$119,212	$119,212
Negotiable order of withdrawal accounts	Level 2	24,281	24,281	31,549	31,549
Savings deposits	Level 2	38,036	38,036	38,743	38,743
Interest bearing DDA	Level 2	172,527	172,527	205,995	205,995
Money market deposits	Level 2	191,177	191,177	262,023	262,023
Time deposits	Level 2	266,256	266,262	239,373	239,077
Brokered deposits	Level 1	150,502	144,556	69,702	69,435
FHLB, FRB and correspondent bank borrowings	Level 2	—	—	3,000	3,000
Senior notes	Level 2	—	—	11,861	11,677
Subordinated debt	Level 2	8,289	8,102	9,898	9,575
Junior subordinated debt owed to unconsolidated trust	Level 2	8,157	8,157	8,147	8,147
Note payable	Level 3	—	—	162	158
Accrued interest payable	Level 2	615	615	1,417	1,417
Interest rate swap liability	Level 2	39	39	83	83

Financial liabilities, total		$966,645	$960,435	$1,001,165	$1,000,091
The carrying amount of cash and non-interest-bearing balances due from banks, interest-bearing deposits due from banks, and demand deposits approximates fair value, due to the short-term nature and high turnover of these balances. These amounts are included in the table above for informational purposes.
2025 FORM 10-K 97

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
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of December 31, 2025 and 2024.

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2025:
U. S. Government agency and MBS	$—	$204,068	$—	$204,068
Corporate bonds	—	1,736	11,727	13,463
Subordinated notes	—	3,752	—	3,752
SBA loan pools	—	3,394	—	3,394

Available-for-sale securities	$—	$212,950	$11,727	$224,677

Retained beneficial interest	$—	$—	$518	$518

Interest rate swap receivable	$—	$39	$—	$39

Interest rate swap liability	$—	$39	$—	$39

December 31, 2024:
U. S. Government agency and MBS	$—	$60,223	$—	$60,223
Corporate bonds	—	1,612	11,123	12,735
Subordinated notes	—	3,461	—	3,461
SBA loan pools	—	3,573	—	3,573
Municipal bonds	—	—	—	—

Available-for-sale securities	$—	$68,869	$11,123	$79,992

Interest rate swap receivable	$—	$83	$—	$83

Interest rate swap liability	$—	$83	$—	$83
Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.
2025 FORM 10-K 98

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
As of December 31, 2025, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the years ended December 31, 2025, 2024, and 2023, the Company had no transfers into or out of Levels 1, 2 or 3.
The reconciliation of the beginning and ending balances for Level 3 available-for-sale securities for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Level 3 fair value, beginning of period	$11,123	$10,262	$9,427
Purchases	—	—	—
Realized gain (loss)	—	—	—
Unrealized gain (loss)	604	861	835
Transfers in and /or out of Level 3	—	—	—
Level 3 fair value, end of period	$11,727	$11,123	$10,262
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of December 31, 2025 and 2024:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
December 31, 2025:

Individually evaluated loans, net	$10,394	Real Estate Appraisals	Discount for appraisal type	8%	-	14%

Servicing assets	652	Discounted Cash Flows	Market discount rates	10%	-	15%

Retained beneficial interest(a)	$518	Discounted Cash Flows	Market discount rates	10%	-	15%
			Loss projections (% exposure)	10%	-	20%
			Claim timing (months)	9 months	-	18 months

December 31, 2024:

Individually evaluated loans, net	$24,552	Real Estate Appraisals	Discount for appraisal type	5.8%	-	20%

Servicing assets	852	Discounted Cash Flows	Market discount rates	14.73%	-	14.90%
(a) Loss projections applied in the discounted cash flow analysis ranged from approximately 10% to 20%, with lower loss assumptions applied to stronger credits and higher loss assumptions applied to loans with elevated credit risk, weighted average of approximately 15%. Claim timing assumptions ranged from approximately 9 to 18 months, with shorter timeframes applied to loans expected to resolve more quickly and longer timeframes applied to loans requiring extended workout or recovery periods, weighted average of approximately 12 months.
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
The estimated fair value amounts have been measured as of December 31, 2025 and 2024 and have not been reevaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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
2025 FORM 10-K 99

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 22.    Parent Company-only Financial Statements
The following represent the condensed stand-alone financial statements of the Company, which is the sole owner and parent company of the Bank, its operating bank subsidiary.
CONDENSED BALANCE SHEETS
December 31, 2025 and 2024

	As of December 31,
(In thousands)	2025	2024
ASSETS
Cash and due from banks	$11,500	$252
Investment in subsidiary	102,226	34,705
Other assets	132	68

Total assets	$113,858	$35,025

LIABILITIES AND SHAREHOLDERS' EQUITY
Borrowings	$16,446	$29,906
Accrued expenses and other liabilities	2,732	854
Shareholders' equity	94,680	4,265
Total liabilities and shareholders' equity	$113,858	$35,025
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2025, 2024, and 2023

	Year ended December 31,
(In thousands)	2025	2024	2023
Expenses:
Interest on subordinated debt	$1,375	$1,617	$1,502
Interest on senior debt	610	1,159	1,159
Total interest expense	1,985	2,776	2,661
Other expenses	8,185	188	105
Loss before benefit for income taxes	10,171	2,964	2,766

Benefit for income taxes	—	(764)	(737)

Loss before equity in undistributed net income of subsidiary	10,171	2,200	2,029

Equity in undistributed net (loss) income of subsidiary	(2,539)	(37,682)	(2,150)

Net (loss) income	(12,710)	(39,882)	(4,179)
Equity in subsidiary other comprehensive (loss) income, net of subsidiary	3,562	(420)	384

Total comprehensive loss	$(9,148)	$(40,302)	$(3,795)
2025 FORM 10-K 100

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024, and 2023

	Year ended December 31,
(In thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(12,710)	$(39,882)	$(4,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in undistributed net loss (income) of subsidiary	2,539	37,682	2,150
Dividends received from Patriot Bank, N.A.	—	950	2,500
Share-based compensation expense	5,233	184	105
Amortization of debt issuance costs	193	177	177
Change in assets and liabilities:
(Increase) decrease in other assets	(64)	(4)	(14)
Increase (decrease) in accrued expenses and other liabilities	(1,207)	148	247
Net cash (used in) provided by operating activities	(6,016)	(745)	986

Cash Flows from Investing Activities:
Net increase in investment in Patriot Bank N.A.	(66,500)	—	—
Net cash used in investing activities	(66,500)	—	—

Cash Flows from Financing Activities:
Proceeds from capital raise	86,648	—	—
Repayments of senior notes	(2,884)	—	—
Net cash used in financing activities	83,764	—	—

Net (decrease) increase in cash and cash equivalents	11,248	(745)	986

Cash and cash equivalents at beginning of year	$252	$997	$11

Cash and cash equivalents at end of year	$11,500	$252	$997

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$839	$2,232	$2,034

Supplemental Disclosure of Non-cash Activity:
Net change in unrealized (gain) loss on available-for-sale securities	$3,562	$(420)	$(384)
Deferred debt issuance costs	$(23)	$—	$56
Senior debt conversion to common stock	$(9,705)	$—	$—
Subordinated debt conversion to common stock	$(2,000)	$—	$—
Accrued interest capitalized into principal	$1,098	$—	$—
Retained earnings adjustment - ASC 326 adoption	$—	$—	$11,510
2025 FORM 10-K 101

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements
Note 23. Segment Information
The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered. Patriot’s only business segment is Banking. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated and financial performance is evaluated on a company-wide basis, as presented in the Company’s Consolidated Statements of Income. The CODM will evaluate the financial performance of the Company’s business such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results on a consolidated basis are used in assessment performance and in establishing compensation. Interest earning assets consist of commercial and consumer loans, investment securities and cash and provide the majority of interest income in the Banking segment. Interest bearing liabilities consist of non-maturity and time deposits, FHLB and FRB advances and other borrowings and generate the majority of interest expense. The consolidated results of operations also include provisions for credit losses, non-interest income and expenses. All operations are domestic.
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
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934. Based on that evaluation, and in light of the findings described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal controls over financial reporting (“ICFR”), as defined in rules 13a-15(f) and 15d-15f under the Exchange Act. Management has based its assessment of the effectiveness of ICFR on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”).
During 2025, the Company and the Bank experienced significant changes in leadership, responsibilities, and processes—including turnover in key operational, finance, information technology, and credit roles, and the previously disclosed death of the Bank’s Chief Information Officer in December 2025.
In connection with its evaluation of ICFR as of December 31, 2025, management considered the results of an internal audit review of ICFR performed with the assistance of an independent third-party firm, as well as observations from the Company’s independent registered public accounting firm made in the course of the audit of the Company’s 2025 consolidated financial statements. That review and other procedures identified deficiencies concentrated in documentation, evidential support, and consistent execution of controls—including information technology general controls, financial close and reconciliation controls, and controls over certain third party and digital payments activities. Although no single deficiency rose to a material weakness, due to the breadth and extent of these deficiencies, management concluded that the deficiencies collectively constituted a material
2025 FORM 10-K 102

weakness in the Company’s internal control over financial reporting existed as of December 31, 2025 and, therefore the Company’s internal control over financial reporting was not effective as of that date.
Notwithstanding this conclusion, management believes that the Company’s consolidated financial statements as of and for the year ended December 31, 2025, are fairly presented in all material respects, and the Company’s independent registered public accounting firm has issued an unqualified opinion on those financial statements.
Remediation of Findings
Management has initiated and is executing remediation efforts designed to address the identified material weakness, including enhancing documentation, evidencing, and monitoring of information technology general controls, financial close and reconciliation controls, and controls over certain third party and digital payments activities. While many of these efforts have already been implemented, management will continue to monitor and test the effectiveness of these enhancements, will continue to assess the need for any additional steps to remediate the underlying causes that gave rise to the material weakness, and will not consider the material weakness remediated until controls have operated effectively for a sufficient period and management has obtained evidence to support such a conclusion. Although we believe that the foregoing measures will result in the remediation of the identified material weakness, there can be no assurances that additional remedial steps will not be necessary.

Changes in Internal Control Over Financial Reporting

As discussed above under “Management’s Report on Internal Control Over Financial Reporting” and “Remediation of Findings,” the Company implemented and is implementing certain changes to its internal control over financial reporting during 2025 in connection with the material weakness described therein. Other than such changes, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None
2025 FORM 10-K 103

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC no later than April 30, 2026, in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders (“2026 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference.
2025 FORM 10-K 104

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
EXHIBIT INDEX
The exhibits marked with the section symbol (#) are interactive data files.

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

3.6	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 9, 2025)

3.7	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 19, 2025)

4.1
Form of 6.25% Fixed to Floating Rate Subordinated Note due June 30, 2028 (incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 9, 2025)

2025 FORM 10-K 105

10.1
Patriot National Bancorp, Inc. Amendment and Restatement of the 2020 Restricted Stock Award Plan (incorporated by reference to Exhibit A to the Company’s Proxy statement on Schedule 14A filed on November 10, 2022).

10.2	2025 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2025)

10.3
Form of Agreement by and between Patriot Bank, National Association and the Office of the Comptroller of the Currency (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025)

10.4
Form of Subordinated Note Purchase Agreement due June 2028 (incorporated by reference to Exhibit 10(6) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 14, 2018)

10.5
Amendment to the 8.5% Fixed Rate Senior Notes Due 2026, dated February 14, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on April 14, 2025)

10.6
Amendment to the 8.5% Fixed Rate Senior Notes Due 2026, dated March 15, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on April 14, 2025)

10.7
Amendment to the 6.25% Fixed to Floating Subordinated Note due June 30, 2028, dated March 17, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on April 14, 2025)

10.8	Form of Securities Purchase Agreement with Lead Investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 20, 2025)

10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 20, 2025)

10.10	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2025)

10.11
Form of Securities Purchase Agreement by and among Patriot National Bancorp, Inc. and the Investors. dated June 3, 2025 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 4, 2025)

10.12
Securities Purchase Agreement dated July 26, 2025, by and between the Company and Unity Bancorp Inc.(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2025)

10.13
Securities Purchase Agreement dated July 26, 2025, by and between the Company and American Bank Incorporated (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 5, 2025)

10.14	Employment Agreement dated April 30, 2025 with Carlos Salas (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 5, 2025)

10.15	Employment Agreement dated April 30, 2025 with William Paul Simmons (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2025)

10.16	Employment Agreement dated April 30, 2025 with Angie Miranda (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 19, 2025)

14.1*	Code of Business Conduct and Ethics Ver3.2026

2025 FORM 10-K 106

19*	Insider Trading Policy

21.1	Subsidiaries of Bancorp (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on April 29, 2020)

23.1*	Consent of Baker Tilly US LLP

23.2*	Consent of RSM US LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certifications

97.1	Patriot National Bancorp, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on April 1, 2024)
101.INS#*	Inline XBRL Instance Document
101.SCH#	Inline XBRL Schema Document
101.CAL#	Inline XBRL Calculation Linkbase Document
101.LAB#	Inline XBRL Labels Linkbase Document
101.PRE#	Inline XBRL Presentation Linkbase Document
101.DEF#	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Provided herewith.

Item 16. Form 10-K Summary
None
2025 FORM 10-K 107

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026
Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Carlos P. Salas
Carlos Salas
Executive Vice President and Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven Sugarman	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2026
Steven Sugarman

/s/ Carlos P. Salas	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2026
Carlos Salas

/s/ Michael Carrazza	Director	March 31, 2026
Michael Carrazza

/s/ Anahit Magzanyan	Director	March 31, 2026
Anahit Magzanyan

/s/ Edward N. Constantino	Director	March 31, 2026
Edward N. Constantino

/s/ Emile Van den Bol	Director	March 31, 2026
Emile Van den Bol

/s/ Mario De Tomasi	Director	March 31, 2026
Mario De Tomasi

/s/ Jonathan Roth	Director	March 31, 2026
Jonathan Roth

/s/ Jeffrey Seabold	Director	March 31, 2026
Jeffrey Seabold
2025 FORM 10-K 108