Form 10-Q
period 2026-03-31
PATRIOT NATIONAL BANCORP INC
filed 2026-05-15
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of May 15, 2026, there were 117,669,652 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$5,187	$2,411
Interest bearing deposits	88,226	183,980
Restricted cash	15,779	20,736
Total cash, cash equivalents and restricted cash	109,192	207,127
Available-for-sale securities, at fair value	243,304	224,677
Federal Reserve Bank (FRB) stock, at cost	3,053	2,961
Federal Home Loan Bank (FHLB) stock, at cost	982	679
Loans receivable (net of allowance for credit losses: 2026: $(7,779) and 2025: $(6,839))	751,213	585,723
Loans held for sale	20,154	24,513
Accrued interest and dividends receivable	6,272	4,869
Premises and equipment, net	28,456	28,116
Deferred tax asset	—	—
Core deposit intangible, net	97	109
Other assets	14,071	9,066
Total assets	$1,176,794	$1,087,840

Liabilities
Deposits:
Noninterest bearing deposits	$82,332	$106,766
Interest bearing deposits	966,094	859,020
Total deposits	1,048,426	965,786

FHLB, FRB and correspondent bank borrowings	10,000	—
Subordinated debt, net	8,295	8,289
Junior subordinated debt owed to unconsolidated trust, net	8,160	8,157
Advances from borrowers for taxes and insurance	2,181	893
Accrued expenses and other liabilities	9,525	10,035
Total liabilities	1,086,587	993,160

Shareholders' equity
Common stock, $0.01 par value; authorized 200,000,000 2026 issued shares 117,159,456; outstanding shares 117,085,715; 2025 issued shares 115,070,413 outstanding shares 114,996,672	1,172	1,151
Additional paid-in capital	205,923	206,446
Accumulated deficit	(101,374)	(99,619)
Treasury stock	(1,179)	(1,179)
Accumulated other comprehensive loss	(14,335)	(12,119)
Total shareholders' equity	90,207	94,680
Total liabilities and shareholders' equity	$1,176,794	$1,087,840
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2026	2025
Interest and Dividend Income
Interest and fees on loans	$10,030	$9,980
Interest on investment securities	2,893	548
Dividends on investment securities	61	27
Other interest income	1,740	1,993
Total interest and dividend income	14,724	12,548

Interest Expense
Interest on deposits	7,258	7,798
Interest on FHLB, FRB and correspondent bank borrowings	93	98
Interest on senior debt	—	322
Interest on subordinated debt	297	375
Interest on note payable	—	1
Total interest expense	7,648	8,594

Net interest income	7,076	3,954

(Recovery of) provision and credit loss expense	(181)	733

Net interest income after (recovery of) provision and credit loss expense	7,257	3,221

Non-interest Income
Loan application, inspection and processing fees	115	211
Deposit fees and service charges	306	418
(Loss) gain on sales of loans, net	—	43
Loss on sale of investment securities, net	(11)	—
Digital Payments income	2,788	1,758
Other income	48	298
Total non-interest income	3,246	2,728

Non-interest Expense
Salaries and benefits	6,820	4,511
Occupancy and equipment expense	910	748
Data processing expense	380	385
Professional and other outside services	1,570	1,081
Advertising and promotional expense	44	153
Loan administration and processing expense	27	104
Regulatory assessments	480	455
Insurance expense, net	247	70
Communications, stationary and supplies	415	228
Other operating expense	1,352	990
Total non-interest expense	12,245	8,725

Loss before income taxes	(1,742)	(2,776)

(Benefit) provision for income taxes	13	1

Net loss	$(1,755)	$(2,777)

Basic loss per share	$(0.02)	$(0.21)
Diluted loss per share	$(0.02)	$(0.21)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2026	2025

Net loss	$(1,755)	$(2,777)
Other comprehensive income

Unrealized holding gain (loss) on securities	(2,227)	1,449
Reclassification for realized loss (gain) on sale of investment securities	11	—
Net change in unrealized gain (loss)	(2,216)	1,449

Income tax (expense) benefit	—	—
Other comprehensive income, net of tax	(2,216)	1,449

Comprehensive loss	$(3,971)	$(1,328)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended March 31, 2026
(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid -in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2025	115,070,413	$1,151	$206,446	$(99,619)	$(1,179)	$(12,119)	$94,680
Comprehensive (loss) income:
Net loss	—	—	—	(1,755)	—	—	(1,755)
Unrealized holding loss on AFS securities, net of tax	—	—	—	—	—	(2,216)	(2,216)
Total comprehensive (loss) income	—	—	—	(1,755)	—	(2,216)	(3,971)
Common stock issuance	2,089,043	21	(21)	—		—	—
Share-based compensation expense	—	—	2,282	—	—	—	2,282
RSU settlement	—	—	(2,784)	—	—	—	(2,784)
Balance at March 31, 2026	117,159,456	$1,172	$205,923	$(101,374)	$(1,179)	$(14,335)	$90,207

	Three Months Ended March 31, 2025
(In thousands, except shares)	Number of Common Shares	Preferred Stock	Common Stock	Additional Paid -in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2024	3,991,852	—	40	$107,994	$(86,909)	$(1,179)	$(15,681)	$4,265
Comprehensive loss:
Net loss	—	—	—	—	(2,777)	—	—	(2,777)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	—	1,449	1,449
Total comprehensive loss	—	—	—	—	(2,777)	—	1,449	(1,328)
Preferred stock issuance(1)	—	5,099	—	—	—	—	—	5,099
Common stock issuance	69,733,440	—	697	48,232	—	—	—	48,929
Share-based compensation expense	—	—	—	181	—	—	—	181
Balance at March 31, 2025	73,725,292	5,099	737	$156,407	$(89,685)	$(1,179)	$(14,232)	$57,146
(1) 90.832 preferred stock shares issued and outstanding as of March 31, 2025.
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(1,755)	$(2,777)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of investment premiums and discounts, net	(920)	(37)
Amortization and accretion of purchase loan premiums and discounts, net	(1)	(37)
Amortization of debt issuance costs	9	106
Amortization of core deposit intangible	12	12
Amortization of servicing assets of sold SBA loans	9	28
(Credit) provision for credit losses	(181)	733
Depreciation and amortization	214	250
Loss on sales of available-for-sale securities	11	—
Share-based compensation	2,282	181
Increase in deferred tax liabilities	13	1
Originations of loans held for sale, net	(287,229)	(187,291)
Proceeds from sale of loans held for sale	291,588	181,109
Gain on sale of loans, net	—	(43)
Net gain on sale and write-down of other real estate owned	—	253
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(1,403)	441
(Increase) decrease in other assets	(5,023)	795
(Decrease) increase in accrued expenses and other liabilities	(538)	465
Net cash used in operating activities	(2,912)	(5,811)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	29,062	—
Principal repayments on available-for-sale securities	2,028	827
Purchases of available-for-sale securities	(51,024)	—
(Purchases) Redemptions of FRB stock	(92)	349
(Purchases) redemptions of FHLB stock	(303)	100
(Purchases of) payments received from loans receivable, net	(165,293)	33,055
Purchases of premises and equipment, net	(545)	(70)
Net cash (used in) provided by investing activities	(186,167)	34,261

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	82,640	(104,163)
Proceeds from (repayments from) FHLB daily borrowing, net	10,000	(3,000)
Proceeds from FRB and correspondent bank borrowings	—	60,000
Repayments of FRB and correspondent bank borrowings	—	(60,000)
Principal repayments of note payable	—	(53)
Increase in advances from borrowers for taxes and insurance	1,288	1,957
Proceeds from preferred stock issuance	—	5,100
Proceeds from common stock issuance	—	45,300
Purchase of common stock for RSU settlements	(2,784)	—
Net cash provided by (used in) financing activities	91,144	(54,859)

Net decrease in cash, cash equivalents and restricted cash	(97,935)	(26,409)

Cash, cash equivalents and restricted cash at beginning of period	207,127	162,610

Cash, cash equivalents and restricted cash at end of period	$109,192	$136,201

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Three Months Ended March 31,
	2026	2025

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,088	$9,133
Cash refund from income taxes, net	—	(18)

Net change in unrealized loss (gain) on available-for-sale securities	2,216	(1,449)
Transfers of loans held for sale to loans receivable	—	1,113
Operating lease right-of-use assets / liabilities	2,038	—
Increase (decrease) in interest rate swaps	5	—
Capitalized project costs	43	—
Retained beneficial interest	(93)	—
Deferred cost for capital raise	—	(120)
Deferred debt issuance costs	—	(23)
Private Placement Costs for preferred stock	—	(351)
Private Placement Costs for common stock	—	(3,371)
Subordinated debt conversion to common stock	—	(2,000)
Senior debt conversion to common stock	—	(5,000)
Accrued interest capitalized into principal	—	882
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 1.    Basis of Financial Statement Presentation
The accompanying unaudited interim condensed Consolidated Financial Statements of Patriot National Bancorp, Inc. (the “Holding Company” or “PNBK”) and its wholly-owned subsidiaries, Patriot Bank, N.A. (the “Bank”), Patriot National Statutory Trust I and PinPat Acquisition Corporation (collectively, the “Company” or “Patriot”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. The accompanying unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2025.
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
The information furnished reflects, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the remainder of 2026.
Reclassification
Certain prior period amounts have been reclassified to conform to current year financial statement presentation. These reclassifications only change the reporting categories and do not affect the consolidated results of operations or consolidate financial position of the Company.

Note 2.    Summary of Significant Accounting Policies and Transactions
Please refer to the summary of Significant Accounting Policies included in the Company’s 2025 Annual Report on Form 10-K for a list of all policies in effect as of December 31, 2025.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Recently issued Accounting Pronouncements not yet Adopted

The Company continues to monitor the potential impact of recently issued accounting standards, including ASU 2023-06, ASU 2024-01, and ASU 2024-03, as clarified by ASU 2025-01. The Company does not currently expect adoption of these standards to have a material effect on its consolidated financial statements, although they may affect future disclosures.
Recently adopted Accounting Pronouncements
ASU 2025-08
In November 2025, the FASB issued ASU 2025-08, Financial Instruments Credit Losses Topic 326 Purchased Loans. The update introduces a new category of acquired loans and requires an allowance for expected credit losses to be recorded at acquisition as an adjustment to the amortized cost basis rather than through provision expense. The amendments are intended to improve comparability in the accounting for acquired loans. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and are to be applied prospectively. Early adoption is permitted. Effective January 1, 2026, the Company adopted ASU 2025-08, Financial Instruments Credit Losses Topic 326 Purchased Loans, on a prospective basis. The adoption did not impact the Company’s opening retained earnings. For loans purchased during the first quarter of 2026, the Company recorded an initial allowance for credit losses as an adjustment to the amortized cost basis, consistent with the new standard.

Note 3.     Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at March 31, 2026 and December 31, 2025 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
March 31, 2026:
U. S. Government agency and mortgage-backed securities	238,286	—	(15,229)	223,056
Corporate bonds	15,997	—	(2,648)	13,349
Subordinated notes	4,000	—	(269)	3,731
SBA loan pools	3,930	—	(763)	3,168
Total available-for-sale securities	$262,213	$—	$(18,909)	$243,304

December 31, 2025:
U. S. Government agency and mortgage-backed securities	217,228	215	(13,375)	204,068
Corporate bonds	15,996	—	(2,533)	13,463
Subordinated notes	4,000	—	(248)	3,752
SBA loan pools	4,146	—	(752)	3,394
Total available-for-sale securities	$241,370	$215	$(16,908)	$224,677

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of March 31, 2026 and December 31, 2025:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
March 31, 2026:
U. S. Government agency and mortgage-backed securities	$163,978	$(2,405)	$59,077	$(12,824)	$223,056	$(15,229)
Corporate bonds	—	—	13,348	(2,648)	13,349	(2,648)
Subordinated notes	—	—	3,731	(269)	3,731	(269)
SBA loan pools	—	—	3,168	(763)	3,168	(763)
Total available-for-sale securities	$163,978	$(2,405)	$79,324	$(16,504)	$243,304	$(18,909)

December 31, 2025:
U. S. Government agency and mortgage-backed securities	$124,222	$(917)	$60,222	$(12,458)	$184,443	$(13,375)
Corporate bonds	—	—	13,464	(2,533)	13,464	(2,533)
Subordinated notes	—	—	3,752	(248)	3,752	(248)
SBA loan pools	—	—	3,393	(752)	3,393	(752)
Total available-for-sale securities	$124,222	$(917)	$80,831	$(15,991)	$205,052	$(16,908)

As of March 31, 2026, all fifty-eight available-for-sale securities were in an unrealized loss position, with an aggregate depreciation of 7.2% from amortized cost. As of December 31, 2025, fifty-five of sixty available-for-sale securities were in an unrealized loss position, with an aggregate depreciation of 7.6% from amortized cost.
At March 31, 2026 and December 31, 2025, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of March 31, 2026, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities. All debt securities in an unrealized loss position continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
As of March 31, 2026 and December 31, 2025, available-for-sale securities of $113.8 million and $15.1 million, respectively, were pledged to either the Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the FHLB and FRB.
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of March 31, 2026 and December 31, 2025. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
March 31, 2026:
Corporate bonds	$13,997	$2,000	$—	$15,997	$11,711	$1,637	$—	$13,349
Subordinated notes	3,000	1,000	—	4,000	2,788	943	—	3,731
SBA loan pools	—	—	3,930	3,930	—	—	3,168	3,168
Available-for-sale securities with stated maturity dates	16,997	3,000	3,930	23,927	14,499	2,580	3,168	20,248
U. S. Government agency and mortgage-backed securities	—	9,045	229,240	238,286	—	7,513	215,542	223,056
Total available-for-sale securities	$16,997	$12,045	$233,170	$262,213	$14,499	$10,093	$218,710	$243,304

December 31, 2025:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$13,463	$—	$13,463
Subordinated notes	3,000	1,000	—	4,000	2,807	945	—	3,752
SBA loan pools	—	—	4,146	4,146	—	—	3,394	3,394
Available-for-sale securities with stated maturity dates	3,000	16,996	4,146	24,142	2,807	14,408	3,394	20,609
U. S. Government agency and mortgage-backed securities	—	5,134	212,094	217,228	—	4,372	199,696	204,068
Total available-for-sale securities	$3,000	$22,130	$216,240	$241,370	$2,807	$18,780	$203,090	$224,677

Note 4.    Loans Receivable and Allowance for Credit Losses
As of March 31, 2026 and December 31, 2025, loans receivable, net, consisted of the following:

(In thousands)	March 31, 2026	December 31, 2025
Loan portfolio segment:
Commercial Real Estate	$422,368	$346,191
Residential Real Estate	190,334	79,667
Commercial and Industrial	137,254	146,828
Consumer and Other	9,035	19,876
Loans receivable, gross	758,992	592,562
Allowance for credit losses	(7,779)	(6,839)
Loans receivable, net	$751,213	$585,723

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
No commercial real estate loans were purchased during the three months ended March 31, 2026.
Residential Real Estate Loans
The Bank’s residential real estate portfolio consists largely of purchased loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. During the three months ended March 31, 2026 and 2025, Patriot purchased $108 million and $86 thousand residential real estate

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
loans, respectively. The Bank did not sell any purchased residential real estate loans during the three months ended March 31, 2026 and 2025.
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
SBA Loans
Patriot originated SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2020, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $18.2 million and $18.4 million as of March 31, 2026 and December 31, 2025.
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
In 2025, the Bank sold a portfolio of 1,092 individual unsecured consumer loans purchased under a program from a third party with unpaid principal balance of $9.0 million. The sale reduced the Bank’s consumer loan exposure and loans outstanding under this program at March 31, 2026 and December 31, 2025 to $0.5 million and $0.7 million respectively. No loans previously purchased under this program were sold during the three months ended March 31, 2026 and 2025.
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
During the three months ended March 31, 2026 and 2025, Patriot did not purchase or sell any home equity line of credit loans (“HELOC”).

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
No construction loans were outstanding at March 31, 2026. The Bank currently does not offer a construction lending product.
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
Allowance for Credit Losses
The Company estimates expected credit losses under the current expected credit loss (“CECL”) methodology. Under the CECL, the ACL is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan categories collectively evaluated, losses are estimated over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period, loss estimates revert to long-term historical averages. Estimated credit losses are also adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.
The Company estimates expected credit losses for pooled loans using a modeling method that incorporates probability of default (“PD”) and loss given default (“LGD”). The PD model employs a quarterly risk-rating transition method to estimate the probability of default by simulating loan downgrades and assigning increasing default probabilities to each loan. This captures the likelihood that borrowers will be unable to repay their loans according to the original terms. The LGD calculation considers

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
characteristics such as collateral value and vintage, underlying collateral characteristics (e.g., CRE vs. residential, owner-occupied vs. investment), a floor for the LGD calculation (minimum loss in event of default regardless of collateral protection), and other relevant underwriting characteristics. Also calculated is the exposure at default. The probability of default is multiplied by the loss given default and the exposure at default. This calculation is forecasted for every year remaining in the life of each loan, and the results are aggregated to determine the necessary level of ACL for the pooled loans. Forecasted exposure at default can be influenced by prepayments speeds, which management adjusted in part to reflect the expectation of slower voluntary prepayments in the current interest rate environment. Estimated credit losses are also adjusted for qualitative factors not inherently captured in the quantitative analyses.

The Company also maintains an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as a liability account on the Consolidated Balance Sheets within other liabilities, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $95 thousand at March 31, 2026 and $80 thousand at December 31, 2025.
Effective January 1, 2026, the Company adopted ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, on a prospective basis. The adoption did not impact the Company’s opening retained earnings. For loans purchased during the first quarter of 2026, the Company recorded an initial allowance for credit losses of $925 thousand as an adjustment to the amortized cost basis, consistent with the new standard.
The following tables summarize the activity in the allowance for credit losses, allocated to across the loan portfolios, for the three months ended March 31, 2026 and 2025:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Construction to Permanent - CRE	Total
Three Months Ended March 31, 2026
Allowance for credit losses:
December 31, 2025	$2,340	$753	$3,305	$441	$—	$—	$6,839
Charge-offs	—	—	—	(44)	—	—	(44)
Recoveries	—	5	75	170	—	—	250
Provisions (credits)	263	597	153	(279)	—	—	734	(1)
March 31, 2026	$2,602	$1,356	$3,532	$289	$—	$—	$7,779

Three Months Ended March 31, 2025
Allowance for credit losses:
December 31, 2024	$2,241	$596	$1,077	$3,386	$5	$—	$7,305
Charge-offs	(635)	—	(119)	(916)	—	—	(1,670)
Recoveries	—	—	86	252	—	—	338
Provisions (credits)	669	43	124	(115)	3	32	756	(2)
March 31, 2025	$2,275	$639	$1,168	$2,607	$8	$32	$6,729
(1) The provision on credit losses included in the above table for the three months ended March 31, 2026 does not include the credit on unfunded loan commitments of $15 thousand.
(2) The provision on credit losses included in the above table for the three months ended March 31, 2025 does not include the credit on unfunded loan commitments of $23 thousand.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize, by loan portfolio, the amount of loans receivable evaluated individually and collectively for allowance for credit losses as of March 31, 2026 and December 31, 2025:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
March 31, 2026
Allowance for credit losses:
Individually evaluated loans	$205	$—	$2,120	$1	$2,327
Collectively evaluated loans	2,397	1,356	1,412	288	5,452
Total allowance for credit losses	$2,602	$1,356	$3,532	$289	$7,779

Loans receivable, gross:
Individually evaluated loans	$13,131	$345	$10,244	$1	$23,721
Collectively evaluated loans	409,237	189,989	127,010	9,034	735,271
Total loans receivable, gross	$422,368	$190,334	$137,254	$9,035	$758,992

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2025
Allowance for credit losses:
Individually evaluated loans	$—	$—	$2,100	$1	$2,101
Collectively evaluated loans	2,416	628	1,303	391	4,738
Total allowance for credit losses	$2,416	$628	$3,403	$392	$6,839

Loans receivable, gross:
Individually evaluated loans	$7,240	$57	$5,197	$1	$12,495
Collectively evaluated loans	338,951	79,612	141,628	19,876	580,067
Total loans receivable, gross	$346,191	$79,669	$146,825	$19,877	$592,562
Patriot monitors the credit quality of its loans on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including covenant compliance, cash flow from business operations, loan to value ratios, debt service coverage ratios, and credit scores.
Patriot employs a risk rating system as part of the risk assessment of its loan portfolio. At origination, credit officers are required to assign a risk rating to each loan in their portfolio, which is ratified or modified by the Internal Asset Review Committee (“IARC”) to which the loan is submitted for approval. If developments occur on a loan that manifest as potential or well-defined weaknesses, the risk rating is reviewed and adjusted, as applicable. In carrying out its oversight responsibilities, the IARC can adjust a risk rating based on available information from the borrower and from asset valuations in the market. In addition, the risk ratings on all commercial loans over $250,000 are reviewed by the IARC annually.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Vintage Analysis
The following tables summarize loans by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of March 31, 2026:

	Rating of Loans by Origination Year
As of March 31, 2026:	2026	2025	2024	2023	2022	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$76,585	$45,350	$—	$79,155	$88,980	$124,303	$218	$414,591
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	116	2,664	4,947	50	7,777
Total	76,585	45,350	—	79,270	91,644	129,250	268	422,368
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential Real Estate:
Pass	—	33,388	33,752	32,496	5,283	78,614	6,205	189,738
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	345	251	596
Total	—	33,388	33,752	32,496	5,283	78,959	6,456	190,334
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and Industrial:
Pass	6,623	5,364	695	1,041	9,308	13,648	90,416	127,094
Special mention				2	16	379	706	1,103
Substandard				753	30	1,765	6,509	9,057
Total	6,623	5,364	695	1,796	9,355	15,792	97,630	137,254
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and Other:
Pass	52	180	262	164	327	7,742	158	8,884
Substandard				2	4	144	1	150
Total	52	180	262	166	330	7,886	159	9,035
Current period gross charge-offs	—	—	—	—	44	—	—	44

Total loans	$83,260	$84,282	$34,709	$113,728	$106,612	$231,888	$104,513	$758,992
Total Current period gross charge-offs	$—	$—	$—	$—	$44	$—	$—	$44

Loans receivable, gross:
Pass	$83,260	$84,282	$34,709	$112,856	$103,897	$224,308	$96,996	$740,308
Special mention	—	—	—	2	16	379	706	1,103
Substandard	—	—	—	870	2,698	7,201	6,811	17,580
Total Loans receivable, gross	$83,260	$84,282	$34,709	$113,728	$106,612	$231,888	$104,513	$758,992
Total Current period gross charge-offs	$—	$—	$—	$—	$44	$—	$—	$44

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize loan amortized cost by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of December 31, 2025:

	Rating of Loans by Origination Year
As of December 31, 2025:	2025	2024	2023	2022	2021	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio:
Commercial Real Estate:
Pass	$41,492	$—	$78,914	$89,538	$72,868	$48,983	$—	$331,795
Special mention	—	—	—	—	—	799	—	799
Substandard	—	—	117	4,258	4,479	4,742	—	13,596
Total	41,492	—	79,031	93,796	77,347	54,524	—	346,191
Current period gross charge-offs	—	—	—	547	232	—	—	778
Residential Real Estate:
Pass	1,234	3,119	—	5,283	20,726	47,213	1,128	78,703
Special mention	—	—	—	—	—	907	—	907
Substandard	—	—	—	—	—	57	—	57
Total	1,234	3,119	—	5,283	20,726	48,178	1,128	79,667
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and Industrial:
Pass	14,710	726	3,272	11,013	17,580	5,224	82,101	134,626
Special mention	—	—	2	17	34	392	4,206	4,651
Substandard	—	—	559	381	842	807	4,959	7,547
Total	14,710	726	3,833	11,410	18,457	6,422	91,266	146,825
Current period gross charge-offs	—	—	—	47	72	11	—	129
Consumer and Other:
Pass	192	262	280	407	7	12,997	5,318	19,464
Substandard	—	—	9	7	—	144	252	413
Total	192	262	289	415	7	13,141	5,570	19,876
Current period gross charge-offs	—	—	93	1,744	232	—	—	2,069

Loans receivable, gross:
Pass	$57,628	$4,107	$82,467	$106,242	$111,182	$114,417	$88,547	$564,590
Special mention	—	—	2	17	34	2,099	4,206	6,358
Substandard	—	—	685	4,646	5,322	5,750	5,211	21,613
Loans receivable, gross	$57,628	$4,107	$83,154	$110,905	$116,538	$122,265	$97,964	$592,562
Total Current period gross charge-offs(1)	$—	$—	$93	$2,337	$578	$11	$—	$3,020
(1) Total current period gross-charge offs includes $43 thousand related to Construction to Permanent - CRE loan with an origination year of 2021.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio, by aging category, by delinquency status as of March 31, 2026:

(In thousands)	Performing (Accruing) Loans
As of March 31, 2026:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio:
Commercial Real Estate:
Pass	$—	$—	$—	$—	$410,278	$410,278	$—	$410,278
Substandard	224	—	—	224	632	856	11,233	12,090
	224	—	—	224	410,911	411,135	11,233	422,368
Residential Real Estate:
Pass	99	—	—	99	189,639	189,738	—	189,738
Substandard	—	—	—	—	—	—	596	596
	99	—	—	99	189,639	189,738	596	190,334
Commercial and Industrial:
Pass	—	—	—	—	124,986	124,986	—	124,986
Special mention	16	—	—	16	1,087	1,103	—	1,103
Substandard	—	—	—	—	275	275	10,890	11,165
	16	—	—	16	126,348	126,364	10,890	137,255
Consumer and Other:
Pass	62	3	—	65	8,820	8,885	—	8,885
Substandard	—	—	—	—	—	—	150	150
	62	3	—	65	8,820	8,885	150	9,035

Total	$402	$3	$—	$404	$735,717	$736,121	$22,870	$758,992

Loans receivable, gross:
Pass	$161	$3	$—	$164	$733,723	$733,887	$—	$733,887
Special mention	16	—	—	16	1,087	1,103	—	1,103
Substandard	224	—	—	224	907	1,131	22,870	24,002
Loans receivable, gross	$402	$3	$—	$404	$735,717	$736,121	$22,870	$758,992

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize performing and non-performing loans (i.e., non-accruing) receivable by portfolio, by aging category, by delinquency status as of December 31, 2025:

(In thousands)	Performing (Accruing) Loans
As of December 31, 2025:	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio:
Commercial Real Estate:
Pass	$—	$—	$—	$—	$328,803	$328,803	$2,993	$331,795
Special mention	—	—	—	—	799	799	—	799
Substandard	—	293	—	293	2,595	2,888	10,708	13,596
	—	293	—	293	332,197	332,489	13,701	346,191
Residential Real Estate:
Pass	—	—	—	—	78,705	78,705	—	78,705
Special mention	—	—	—	—	907	907	—	907
Substandard	—	—	—	—	—	—	57	57
	—	—	—	—	79,612	79,612	57	79,669
Commercial and Industrial:
Pass	1,600	—	—	1,600	129,767	131,367	3,255	134,622
Special mention	—	—	—	—	4,651	4,651	—	4,651
Substandard	—	468	—	468	157	624	6,927	7,551
	1,600	468	—	2,068	134,575	136,643	10,182	146,825
Consumer and Other:
Pass	235	—	—	235	19,229	19,464	—	19,464
Substandard	—	—	—	—	—	—	413	413
	235	—	—	235	19,229	19,464	413	19,877
Total	$1,835	$760	$—	$2,595	$565,613	$568,208	$24,353	$592,562

Loans receivable, gross:
Pass	$1,835	$—	$—	$1,835	$556,503	$558,338	$6,248	$564,586
Special mention	—	—	—	—	6,358	6,358	—	6,358
Substandard	—	760	—	760	2,752	3,512	18,105	21,617
Loans receivable, gross	$1,835	$760	$—	$2,595	$565,613	$568,208	$24,353	$592,562

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio as of March 31, 2026 and December 31, 2025:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
As of March 31, 2026:
Loan portfolio:
Commercial Real Estate:
Substandard	—	—	11,233	11,233	—	11,233
Residential Real Estate:
Substandard	—	—	596	596	—	596
Commercial and Industrial:
Substandard	—	—	10,683	10,683	207	10,890
Consumer and Other:
Substandard	—	—	147	147	4	150
Total non-accruing loans	$—	$—	$22,659	$22,659	$211	$22,870

As of December 31, 2025:
Loan portfolio:
Commercial Real Estate:
Pass	$—	$—	$2,993	$2,993	$—	$2,993
Substandard	—	—	10,708	10,708	—	10,708
Residential Real Estate:
Substandard	—	—	57	57	—	57
Commercial and Industrial:
Pass	—	159	3,096	3,255	—	3,255
Substandard	—	1,846	5,081	6,927	—	6,927
Consumer and Other:
Substandard	—	—	397	397	16	413
Construction to permanent - CRE:
Substandard				—		—
Total non-accruing loans	$—	$2,005	$22,332	$24,337	$16	$24,353
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
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $1.0 million would have been recognized during the three months ended March 31, 2026. During the three months ended March 31, 2025, additional interest income (net of cash collected) of approximately $1.2 million would have been recognized, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026			December 31, 2025
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$11,309	$18,363	$—	$7,240	$22,657	$—
Residential Real Estate	345	347	—	57	58	—
Commercial and Industrial	5,306	5,889	—	291	288	—
	16,959	24,600	—	7,588	23,003	—
With a related allowance recorded:
Commercial Real Estate	1,822	1,897	205	—	—	—
Commercial and Industrial	4,939	4,942	2,120	4,906	4,905	2,100
Consumer and Other	1	1	1	1	1	1
	6,762	6,840	2,327	4,907	4,906	2,101

Individually evaluated loans, Total:
Commercial Real Estate	13,131	20,260	205	7,240	22,657	—
Residential Real Estate	345	347	—	57	58	—
Commercial and Industrial	10,244	10,831	2,120	5,197	5,193	2,100
Consumer and Other	1	1	1	1	1	1
Total	$23,721	$31,440	$2,327	$12,495	$27,909	$2,101

The following table summarizes additional information regarding individually evaluated loans by segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026		2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$11,334	$119	$17,696	$18
Residential Real Estate	347	1	—	—
Commercial and Industrial	5,349	28	3,070	—
Construction to permanent - CRE	—	—	—	—
	17,030	149	20,766	18
With a related allowance recorded:
Commercial Real Estate	1,823	3	6,688	—
Commercial and Industrial	4,939	—	—	—
Construction to permanent - CRE	—	—	2,357	—
	6,763	3	9,045	—
Individually evaluated loans, Total:
Commercial Real Estate	13,157	123	24,384	18
Residential Real Estate	347	1	—	—
Commercial and Industrial	10,288	28	3,070	—
Construction to permanent - CRE	—	—	2,357	—
Total	$23,793	$152	$29,811	$18

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
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
On a case-by-case basis, Patriot may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. Most loan modifications involve an extension of the term of the loan. In addition, when modifying commercial loans, Patriot frequently obtains additional collateral, principal curtailments and/or enhanced guarantor support. If the borrower has performed under the existing contractual terms of the loan and the Bank's underwriters determine that the borrower has the capacity to continue to perform under the terms of the loan, interest continues to be accrued. Non-accruing modified loans may be returned to accrual status when there has been a sustained period of performance (generally six consecutive months of payments) and both principal and interest are reasonably assured of collection.
During the three months ended March 31, 2026 and 2025, the Company modified certain loans made to borrowers experiencing financial difficulty, which modifications were comprised of non-material changes to loan terms such as covenant breach forbearance, and short term (six months or less) extensions of maturity. None of the modified loans had a payment default during the three months ended March 31, 2026, including all loans modified in the preceding twelve months. As of March 31, 2026 and December 31, 2025, there were no commitments to advance additional funds under the modified loans.
Note 5.    Loans Held for Sale
SBA Loans held for sale
SBA Loans held for sale represent the guaranteed portion of SBA loans originated and are reflected at the lower of aggregate cost or market value. As of March 31, 2026 and December 31, 2025, there were no SBA loans held for sale. During the three months ended March 31, 2026 and 2025, no SBA loans previously classified as held for sale were transferred to held for investment.
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
Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. The total amount of such loans serviced, but owned by a third party, amounted to approximately $31.4 million and $32.1 million at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the servicing asset has a carrying value of $0.6 million and $0.6 million, respectively, and fair value of $0.6 million and $0.6 million, respectively. Income and fees collected for loan servicing are credited to non-interest income when earned, net of amortization on the related servicing assets. The servicing asset is included in other assets on the Consolidated Balance Sheets.

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
Loans held for sale Residential Mortgage Loans
In the second quarter of 2025, the Bank suspended the residential mortgage origination business. As of March 31, 2026 and December 31, 2025, the Company reported residential mortgage loans held for sale totaling zero. As of March 31, 2026 and December 31, 2025, the Company reported a servicing asset related to sold mortgage loans of $70 thousand and $71 thousand, respectively. During the three months ended March 31, 2026 and 2025, zero and $1.1 million of residential mortgage loans previously classified as held for sale were transferred to held for investment, respectively.
The following table presents an analysis of the activity in the servicing assets for SBA loans and residential mortgage loans for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Beginning balance	$660	$766
Servicing rights capitalized	—	26
Servicing rights amortized	(10)	(14)
Servicing rights disposed	—	(14)
Ending balance	$650	$764
Loans held for sale - Credit Card Receivables
During the first quarter of 2026, Patriot was party to program management arrangements under which the Bank originates commercial credit card receivables for certain card programs. The applicable card program manager markets the program and purchases the related receivables from the Bank shortly after origination. These receivables are classified as loans held for sale. As of March 31, 2026 and December 31, 2025, the Bank had credit card loans held for sale totaling $20.2 million and $24.5 million, respectively. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.

Note 6.    Deposits
The following table presents the balance of deposits held, by category as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Non-interest bearing	$82,332	$106,766

Interest bearing:
Negotiable order of withdrawal accounts	25,311	24,281
Savings deposits	105,076	38,036
Interest bearing DDA	308,020	267,447
Money market	262,850	191,177
Certificates of deposit, $250,000 or less	165,004	206,915
Certificates of deposit, more than $250,000	67,926	76,480
Brokered deposits	31,907	54,683
Interest bearing, total	966,094	859,020

Total Deposits	$1,048,426	$965,786

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company’s total deposits include deposits associated with prepaid debit cards for corporate, consumer and government clients administered by card program managers. These digital-payment-related deposits are included in the non-interest-bearing deposits, negotiable order of withdrawal accounts, interest bearing DDA and money market deposits, which totaled approximately $295.0 million and $297.7 million as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	Certificates of Deposit $250,000 or less	Certificates of Deposit more than $250,000	Brokered Deposits	Total
1 year or less	$137,834	$65,100	$31,907	$234,840
More than 1 year through 2 years	6,261	1,072	—	7,333
More than 2 years through 3 years	126	—	—	126
More than 3 years through 4 years	20,735	1,755	—	22,489
More than 4 years through 5 years	48	—	—	48
	$165,004	$67,926	$31,907	$264,836

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
As of March 31, 2026 and December 31, 2025, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other non-interest income on the Consolidated Statements of Operations during the three months ended March 31, 2026 and 2025.
Information about the valuation methods used to measure the fair value of derivatives is provided in Note 12 to the Consolidated Financial Statements.
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
March 31, 2026
Classified in Other Assets:
3rd party interest rate swap	$1,241	3.25	4.38%	1 Mo. SOFR + 2.00%	$44

Classified in Other Liabilities:
Customer interest rate swap	1,241	3.25	4.38%	1 Mo. SOFR + 2.00%	(44)

December 31, 2025
Classified in Other Assets:
3rd party interest rate swap	1,251	3.50	4.38%	1 Mo. SOFR + 2.00%	39

Classified in Other Liabilities:
Customer interest rate swap	1,251	3.50	4.38%	1 Mo. SOFR + 2.00%	(39)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 8.     Share-Based Compensation and Employee Benefit Plan
Below table summarizes the Company’s share-based compensation activity for the three months ended March 31, 2026 and 2025:

	Amended and Restated 2022 Plan		2025 Plan
	Number of Shares Awarded	Weighted Average Grant Date Fair Value	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	8,129	$4.37	8,044,611	$1.16
Granted	0	$—	453,852	$1.35
Vested	0	$—	1,454,198	$1.11
Forfeited	0	$—	0	$—
Unvested at March 31, 2026	0	$—	7,044,265	$1.18

Unvested at December 31, 2024	146,185	$2.87	0	$—
Granted	0	$—	4,049,593	$1.00
Vested	0	$—	0	$—
Forfeited	0	$—	0	$—
Unvested at March 31, 2025	146,185	$2.87	4,049,593	$1.00
Awards granted under the 2025 Plan are in the form of Restricted Stock Units (RSUs). The share amounts presented in the table above reflect the number of RSUs granted and vested, where vested amounts represent RSUs for which the vesting conditions were satisfied during the period; RSUs granted under the 2025 Plan settled into shares of Common Stock totaling 2.1 million and zero for the three months ended March 31, 2026 and March 31, 2025, respectively.
The Company recognizes share based compensation expense on a straight-line basis over the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the three months ended March 31, 2026 and 2025, the Company recognized total share-based compensation expense of $2.3 million and $181 thousand, respectively.
The share-based compensation expense attributable to the Company’s Directors totaled $247 thousand and $9 thousand for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026 and 2025, share-based compensation expense attributable to employees of Patriot was $2.0 million and $172 thousand, respectively.
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of March 31, 2026 amounted to $6.5 million, which amount is expected to be recognized over the weighted average remaining life of the awards of 1.9 years.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three months ended March 31, 2026 and 2025, Patriot made matching contributions to the 401(k) Plan of $43 thousand and $92 thousand, respectively.

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
The following table summarizes the computation of basic and diluted loss per share for the three months ended March 31, 2026 and 2025.

(Net loss in thousands)	Three Months Ended March 31,
	2026		2025
Basic loss per share:
Net loss attributable to Common shareholders	$(1,755)		$(2,777)
Divided by:
Weighted average shares outstanding	115,275,211		13,289,644

Basic loss per share of common stock	$(0.02)		$(0.21)

Diluted loss per share:
Net loss attributable to Common shareholders	$(1,755)		$(2,777)

Weighted average shares outstanding	115,275,211		13,289,644

Effect of potentially dilutive restricted shares of common stock	—	(1)	—	(2)

Divided by:
Weighted average diluted shares outstanding	115,275,211		13,289,644

Diluted loss per share of common stock	$(0.02)		$(0.21)

(1)	The weighted average diluted shares outstanding does not include 2,868,184 anti-dilutive restricted shares of common stock for the three months ended March 31, 2026.
(2)	The weighted average diluted shares outstanding does not include 112,771 anti-dilutive restricted shares of common stock for the three months ended March 31, 2025.

Note 10. Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, Patriot is a party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Financial instruments with credit risk at March 31, 2026 and December 31, 2025 are as follows:

(In thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit:
Unused lines of credit	$86,212	$59,567
Home equity lines of credit	9,239	9,193
	$95,451	$68,760
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $95 thousand and $80 thousand as of March 31, 2026 and December 31, 2025, respectively, which is included in accrued expenses and other liabilities.
Standby letters of credit are written commitments issued by Patriot to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.
As of March 31, 2026, the Bank has an irrevocable stand-by letter of credit for a maximum of $70.5 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary. This letter of credit was originally set to expire on April 30, 2026 but has been extended to April 30, 2027.
Legal Matters
Patriot is from time to time a party to legal proceedings arising in the ordinary course of business. Management believes that the ultimate disposition of all pending legal matters will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of Patriot, however litigation is inherently uncertain and the outcome of such matters cannot be predicted with certainty.

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
As of March 31, 2026, the Bank’s capital ratios remain in excess of the minimums required by the OCC Agreement. Although the Bank's capital ratios are exceeding both standard "well capitalized" levels and the higher minimums set forth in the OCC Agreement, the Bank remains classified as "adequately capitalized" rather than "well capitalized" due to the specific terms of that agreement.
The Company and Bank’s regulatory capital amounts and ratios at March 31, 2026 and December 31, 2025 are summarized as follows:

		March 31, 2026				December 31, 2025
		Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual		$128,666	17.06%	$123,135	16.25%	$129,587	20.76%	$120,329	19.25%
To be Well Capitalized	(1)	—	—	75,782	10.00%	—	—	62,516	10.00%
For capital adequacy		60,328	8.00%	60,626	8.00%	49,934	8.00%	50,013	8.00%
OCC Agreement minimum		—	—%	87,149	11.50%	—	—%	71,894	11.50%

Tier 1 Capital (to risk weighted assets):
Actual		112,445	14.91%	115,261	15.21%	117,567	18.84%	116,657	18.66%
To be Well Capitalized	(1)	—	—	60,626	8.00%	—	—	50,013	8.00%
For capital adequacy		45,246	6.00%	45,469	6.00%	37,450	6.00%	37,510	6.00%
OCC Agreement minimum		—	—%	75,782	10.00%	—	—%	62,516	10.00%

Common Equity Tier 1 Capital (to risk weighted assets):
Actual		104,445	13.85%	115,261	15.21%	109,567	17.55%	116,657	18.66%
To be Well Capitalized	(1)	—	—	49,258	6.50%	—	—	40,636	6.50%
For capital adequacy		33,935	4.50%	34,102	4.50%	28,088	4.50%	28,132	4.50%
OCC Agreement minimum		—	—%	75,782	10.00%	—	—%	62,516	10.00%

Tier 1 Leverage Capital (to average assets):
Actual		112,445	9.23%	115,261	9.45%	117,567	11.52%	116,657	11.42%
To be Well Capitalized	(1)	—	—	61,002	5.00%	—	—	51,097	5.00%
For capital adequacy		48,742	4.00%	48,802	4.00%	40,835	4.00%	40,878	4.00%
OCC Agreement minimum		—	—%	109,804	9.00%	—	—%	91,975	9.00%

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
(1) Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank. Under the terms of the OCC Agreement, the Bank is not eligible to be “Well Capitalized” while the OCC Agreement continues in effect and is designated as “Adequately Capitalized” regardless of its capital ratios being in excess of the regulatory defined Well Capitalized ratios.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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
Retained Beneficial Interest
The Company retained its rights to sold loans under a loss share agreement and did not transfer such rights to the loan purchasers. Accordingly, the Company has continuing involvement in the transferred financial assets. The retained interest is recognized as a separate asset and represents the present value of expected future reimbursements. The fair value of this asset is estimated using a discounted cash flow methodology that incorporates significant unobservable inputs, including expected credit losses, timing of cash flows, and appropriate discount rates. Due to the use of these unobservable inputs, the asset is classified as a Level 3 measurement within the fair value hierarchy in accordance with ASC 820.
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
Subordinated Notes and Junior Subordinated Debt

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
The Company considers its own credit worthiness in determining the fair value of its subordinated notes, notes and junior subordinated debt.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of March 31, 2026 and December 31, 2025:

(In thousands)		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$5,187	$5,187	$2,411	$2,411
Interest-bearing deposits due from banks	Level 1	88,226	88,226	183,980	183,980
Restricted cash	Level 1	15,779	15,779	20,736	20,736
Available-for-sale securities	Level 2	231,701	231,701	212,950	212,950
Available-for-sale securities	Level 3	11,603	11,603	11,727	11,727
Federal Reserve Bank stock	Level 2	3,053	3,053	2,961	2,961
Federal Home Loan Bank stock	Level 2	982	982	679	679
Loans receivable, net	Level 3	751,213	737,490	585,723	571,015
Loans held for sale	Level 2	20,154	20,154	24,513	24,513
Servicing assets	Level 3	651	635	660	652
Accrued interest receivable	Level 2	6,272	6,272	4,869	4,869
Retained beneficial interest	Level 3	425	425	518	518
Interest rate swap receivable	Level 2	44	44	39	39

Financial assets, total		$1,135,290	$1,121,551	$1,051,675	$1,037,050

Financial Liabilities:
Demand deposits	Level 2	$82,332	$82,332	$106,766	$106,766
Negotiable order of withdrawal accounts	Level 2	25,311	25,311	24,281	24,281
Savings deposits	Level 2	105,076	105,076	38,036	38,036
Interest bearing DDA	Level 2	308,020	308,020	172,527	172,527
Money market deposits	Level 2	262,850	262,850	191,177	191,177
Time deposits	Level 2	232,930	232,702	266,256	266,262
Brokered deposits	Level 1	31,907	31,952	150,502	144,556
FHLB, FRB and correspondent bank borrowings	Level 2	10,000	10,000	—	—
Subordinated debt	Level 2	8,295	8,078	8,289	8,102
Junior subordinated debt owed to unconsolidated trust	Level 2	8,160	8,160	8,157	8,157
Accrued interest payable	Level 2	166	166	615	615
Interest rate swap liability	Level 2	44	44	39	39
Financial liabilities, total		$1,075,091	$1,074,691	$966,645	$960,435
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of March 31, 2026 and December 31, 2025:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2026:
U. S. Government agency and MBS	$—	$223,056	$—	$223,056
Corporate bonds	—	1,746	11,603	13,349
Subordinated notes	—	3,731	—	3,731
SBA loan pools	—	3,168	—	3,168
Municipal bonds	—	—	—	—
Available-for-sale securities	$—	$231,701	$11,603	$243,304

Retained beneficial interest	$—	$—	$425	$425

Interest rate swap receivable	$—	$44	$—	$44

Interest rate swap liability	$—	$44	$—	$44

December 31, 2025:
U. S. Government agency and MBS	$—	$204,068	$—	$204,068
Corporate bonds	—	1,736	11,727	13,463
Subordinated notes	—	3,752	—	3,752
SBA loan pools	—	3,394	—	3,394
Municipal bonds	—	—	—	—
Available-for-sale securities	$—	$212,950	$11,727	$224,677

Retained beneficial interest	$—	$—	$518	$518

Interest rate swap receivable	$—	$39	$—	$39

Interest rate swap liability	$—	$39	$—	$39
Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.
As of March 31, 2026 and December 31, 2025, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three months ended March 31, 2026 and 2025, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The reconciliation of the beginning and ending balances during the three months ended March 31, 2026 and 2025 for Level 3 available-for-sale securities is as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Level 3 fair value, beginning of period	$11,727	$11,123
Unrealized loss	(124)	(155)
Level 3 fair value, end of period	$11,603	$10,968
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
March 31, 2026:
Individually evaluated loans, net	$21,394	Real Estate Appraisals	Discount for appraisal type	8%	-	8%

Servicing assets	635	Discounted Cash Flows	Market discount rates	12.75%	-	12.75%

Retained beneficial interest(a)	425	Discounted Cash Flows	Market discount rates	10%	-	15%
			Loss projections (% exposure)	10%	-	20%
			Claim timing (months)	9 months	-	18 months

December 31, 2025:
Individually evaluated loans, net	$10,394	Real Estate Appraisals	Discount for appraisal type	8%	-	14%

Servicing assets	652	Discounted Cash Flows	Market discount rates	10%	-	15%

Retained beneficial interest(a)	518	Discounted Cash Flows	Market discount rates	10%	-	15%
			Loss projections (% exposure)	10%	-	20%
			Claim timing (months)	9 months	-	18 months
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
The estimated fair value amounts have been measured as of March 31, 2026 and December 31, 2025, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 13. Leases
We have operating leases for offices, branches, equipment and other items.
In the first quarter of 2026, the Bank opened a leased banking office in Beverly Hills, California that supports relationship development and client coverage in the Los Angeles market.
The variable lease cost primarily represents variable payments such as common area maintenance and utilities, which are included in the occupancy and equipment expenses on the Consolidated Statements of Operations.

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating lease cost	$141	$108
Supplemental balance sheet information related to our operating lease arrangements is presented below:

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating Leases:
Operating lease right-of-use assets	$3,048	$1,134
Operating lease liabilities	$3,117	$1,203
Weighted average remaining lease term	5.6 years	8.0 years
Weighted average discount rate %	3.9%	3.7%
The table below presents the supplemental cash flow information related to the leases:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$142	$99

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 14. Segment Information
The Company’s Chief Executive Officer is the designated chief operating decision maker (“CODM”). The Company has one reportable segment, Banking, which reflects the manner in which the CODM reviews financial information and allocates resources.
The CODM evaluates performance and allocates resources on a consolidated basis using information about net interest income, provision for credit losses, non-interest income, non-interest expense, budget-to-actual results, and consolidated net income. Consolidated net income is also used by the CODM for benchmarking the Company’s performance against peers and in assessing performance for compensation purposes.
Interest-earning assets within the Banking segment consist primarily of commercial and consumer loans, investment securities, and cash, which generate the substantial majority of interest income. Interest-bearing liabilities consist primarily of deposits, Federal Home Loan Bank and Federal Reserve borrowings, and other borrowings, which generate the substantial majority of interest expense. All of the Company’s operations are domestic.
The accounting policies of the Banking segment are the same as those described in the summary of significant accounting policies. Segment assets for the Banking segment are the same as total assets presented in the Consolidated Balance Sheets.
The Company's segment assets represent its total assets as presented in the Consolidated Balance Sheet.

Note 15. Subsequent Events
Patriot evaluated subsequent events through May 15, 2026, the date the accompanying consolidated financial statements were available to be issued and determined that there were no subsequent events requiring recognition or disclosure in the accompanying consolidated financial statements.

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
For a discussion of certain factors that could cause actual results to differ materially from those anticipated in this report, refer to the disclosures in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q, and Item 1A, “Risk Factors,” in the Company’s most recent Annual Report on Form 10-K. Patriot undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Critical Accounting Policies
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified the accounting for the allowance for credit losses as one of the Company’s most critical accounting estimates because it is important to the portrayal of the Company’s financial condition and results of operations and requires management to make subjective and complex judgments about matters that are inherently uncertain. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Company’s critical accounting policies and estimates.

SUMMARY OF RESULTS
During the first quarter of 2026, the Company continued to execute its strategic plan, emphasizing balance sheet management, capital and liquidity management, and risk mitigation in response to ongoing regulatory expectations and evolving market conditions. The Company remains subject to the OCC Agreement, which continues to influence its capital, compliance, and operational priorities.
For the three months ended March 31, 2026, the Company reported a net loss of $1.8 million, or $(0.02) per basic and diluted share, compared to a net loss of $2.8 million, or $(0.21) per share, for the same period in 2025. The improvement in net loss reflects higher net interest income, increased non-interest income, and a reversal of provision for credit losses, partially offset by higher non-interest expenses.

FINANCIAL CONDITION
Total assets increased to $1.18 billion at March 31, 2026, from $1.09 billion at December 31, 2025, primarily due to growth in loans receivable and investment securities.
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash decreased from $207.1 million at December 31, 2025 to $109.2 million at March 31, 2026. The decrease was driven primarily by a strategic reallocation of liquidity into higher yielding asset classes, consistent with the Company’s strategic objectives and regulatory capital requirements. For further details, refer to the Consolidated Statements of Cash Flows.
Investment securities
Total investments increased by $18.6 million, or 8.3%, to $243.3 million at March 31, 2026, compared to $224.7 million at December 31, 2025. The investment portfolio continues to be composed primarily of U.S. Government agency and mortgage‑backed securities. The net increase was driven principally by $51.0 million in purchases of available‑for‑sale securities during 2026, reflecting the Company’s ongoing deployment of liquidity into investment securities as part of its balance sheet repositioning strategy. These purchases were partially offset by $29.1 million in sales proceeds, $2.0 million in principal paydowns, and a $2.2 million increase in unrealized losses. During the first quarter of 2026, the Bank recognized a net loss on sales of $34 thousand, compared to $4.5 million of sales with no net gain or loss during the same period in 2025.
Loans held for investment
Loans receivable, net, increased to $751.2 million from $585.7 million at year‑end, driven primarily by $133.1 million of loan purchases concentrated primarily in residential and commercial real estate.
The following table provides the composition of the Company’s loan held for investment portfolio as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
Loan portfolio:
Commercial Real Estate	$422,368	55.65%	346,191	58.42%
Residential Real Estate	190,334	25.08%	79,667	13.44%
Commercial and Industrial	137,254	18.08%	146,828	24.78%
Consumer and Other	9,035	1.19%	19,876	3.35%
Loans receivable, gross	758,992	100.00%	592,562	100.00%
Allowance for credit losses	(7,779)		(6,839)
Loans receivable, net	$751,213		$585,723

Commercial real estate remained the largest loan category as of March 31, 2026, comprising 52.2% of total gross loans, compared to 58.4% at December 31, 2025. Residential real estate loans increased to 23.3% of total gross loans from 13.4% at year‑end, driven primarily by loan purchases completed during the first quarter of 2026. SBA loans held for investment are included within the commercial real estate and commercial and industrial loan categories. As of March 31, 2026 and December 31, 2025, SBA loans classified as commercial real estate totaled $9.7 million. SBA loans included in the commercial and industrial loan category totaled $8.5 million at March 31, 2026, compared to $8.7 million at December 31, 2025.
As of March 31, 2026, the Company’s net loan‑to‑deposit ratio increased to 71.7% from 60.6% at December 31, 2025, while the net loan‑to‑total assets ratio increased to 63.8% from 53.8% over the period. These increases are consistent with the Company’s balance sheet repositioning strategy.

Commercial Real Estate Loans ("CRE")
The following table provides the composition of the commercial real estate loan portfolio segment as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
Commercial Real Estate
CRE owner occupied	$82,921	10%	$72,883	21%
CRE multifamily	98,323	13%	52,502	15%
CRE office	23,760	5%	26,347	8%
CRE retail	38,508	11%	42,953	12%
Other CRE non-owner occupied	178,856	61%	151,505	44%
Total	$422,368	100%	$346,191	100%
The following table provides the commercial real estate loan portfolio segment by geographic concentrations as of March 31, 2026 and December 31, 2025:

(In thousands)	March 31, 2026		December 31, 2025
	Amount	%	Amount	%
New York	$170,794	41%	$166,794	48%
Connecticut	57,670	15%	64,395	19%
New Jersey	21,855	5%	23,534	7%
Outside Market (1)	172,050	39%	91,468	26%

Total Commercial Real Estate	$422,368	100%	$346,191	100%
(1) Outside Market consists of loans in all other states, none of which are greater than 5% of the total.

Commercial real estate and commercial and industrial loans represented approximately 74.3% of total gross loans at March 31, 2026. Accordingly, the Company’s credit performance remains significantly influenced by borrower operating performance, collateral values, and economic conditions in the markets and customer segments served by the Bank. For purposes of internal and regulatory CRE concentration monitoring, including under OCC Bulletin 2006-46, owner-occupied CRE loans are excluded from CRE totals and classified as commercial and industrial loans, although owner-occupied CRE loans are included in the CRE portfolio presentation above.
As of March 31, 2026, the Bank’s CRE concentration was 292% of Tier 1 capital plus allowance for credit loss, below the Bank’s concentration policy limit of 350%. Exceeding this threshold would not, by itself, indicate unsafe or unsound banking practices; however, it subjects the Bank to heightened supervisory expectations for portfolio management, risk assessment, and capital planning. Management maintains portfolio management procedures, underwriting standards, and stress testing practices consistent with these regulatory expectations.

Allowance for Credit Losses ("ACL") on Loans
The Company estimates its ACL under the CECL methodology in ASC 326. The allowance for credit losses was $7.8 million at March 31, 2026, compared to $6.8 million at December 31, 2025. Based on management’s evaluation of the loan portfolio at March 31, 2026, management believed the ACL of $7.8 million, or 1.02% of gross loans, was appropriate to absorb expected credit losses in the loan portfolio as of that date. The increase from December 31, 2025 reflected, in part, the initial allowance recorded on loans purchased during the first quarter of 2026 under ASU 2025-08.
Effective January 1, 2026, the Company adopted ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, on a prospective basis. The adoption did not impact the Company’s opening retained earnings. For loans purchased during the first quarter of 2026, the Company recorded an initial allowance for credit losses of $925 thousand as an adjustment to the amortized cost basis, consistent with the new standard.
The following table summarizes activity in the ACL:

	Three Months Ended March 31,
(In thousands)	2026	2025

Balance at beginning of the period	$6,839	$7,305
Provision for credit losses	734	756
Net charge-offs	206	(1,332)
Balance at end of the period	$7,779	$6,729

Ratios:
Net charge-offs to average loans	—%	(0.19)%
Allowance for credit losses to total loans	1.02%	1.00%
Allowance for credit losses to nonaccrual loans	34.01%	22.65%

The net charge-offs decreased $1.5 million to $0.2 million as of March 31, 2026 from $(1.3) million as of March 31, 2025, Net charge-offs to average loans improved to a nominal net recovery for the three months ended March 31, 2026 from 0.19% for the period ended March 31, 2025. The decrease in net charge-offs in 2026 was primarily due to reductions and repositioning of the portfolio completed in 2025.
Average loans increased by $18.2 million to $728.7 million for the three months ended March 31, 2026 from $710.5 million for the three months ended March 31, 2025. The net increase reflected the Company’s repositioning efforts continuing in the first quarter of 2026, including restricted loan growth, portfolio runoff, and efforts to reduce risk and maintain liquidity.
Non-accrual loans
Non-accrual loans were $22.9 million as of March 31, 2026, compared to $29.7 million as of March 31, 2025. The ACL-to-non-accrual loans ratio was 34.01% as of March 31, 2026, compared to 22.65% as of March 31, 2025. The Company continues to actively manage and monitor credit risk, particularly in commercial real estate and consumer loan portfolios.

The following table presents non-accrual loans as of the dates indicated:

	March 31,	December 31,
(In thousands)	2026	2025
Non-accruing loans:
Commercial Real Estate	$11,233	$13,701
Residential Real Estate	596	57
Commercial and Industrial	10,890	10,182
Consumer and Other	150	413
Total non-accruing loans	22,870	24,353

Loans past due over 90 days and still accruing	—	—
Total nonperforming assets	$22,870	$24,353

Nonperforming assets to total assets	1.94%	2.24%
Nonperforming loans to total loans, net	3.04%	4.16%
Non-accrual loans decreased $1.5 million, to $22.3 million at March 31, 2026 from $24.4 million at December 31, 2025. At March 31, 2026, non-accrual loans were comprised of 71 loans, compared to 151 loans at December 31, 2025. At March 31, 2026, 35 loans were individually evaluated and a specific reserve of $2.3 million was established, compared to 9 individually evaluated loans and a specific reserve of $2.1 million at December 31, 2025. The increase in loan count and specific reserves on individually evaluated loans reflects continued enhanced loan-level analysis on certain credits within the portfolio, which resulted in refined reserve estimates for those loans. Individually evaluated loans are measured based on collateral value or discounted expected cash flows, as applicable.
Nonperforming assets to total assets improved to 1.94% at March 31, 2026 from 2.24% at December 31, 2025. Nonperforming loans to total loans, net decreased to 3.04% from 4.16%, primarily due to total loans increasing during the first quarter of 2026.
Loans held for sale
Loans held for sale totaled $20.1 million at March 31, 2026, compared to $24.5 million at December 31, 2025. These balances primarily consist of credit card receivables originated for certain digital payments customers and sold shortly after origination to third parties.
Deferred Taxes
As of March 31, 2026 and December 31, 2025 the carrying value of the deferred tax assets (“DTAs”) was zero because a full valuation allowance was maintained against all DTAs. Patriot evaluates the realizability of its deferred tax assets on a quarterly basis, considering all available evidence, both positive and negative, including recent operating results, cumulative earnings or losses, projections of future taxable income, reversal of existing taxable temporary differences, and tax planning strategies.
At March 31, 2026, the Company continued to maintain a full valuation allowance, primarily due to cumulative losses in recent years, which constituted significant negative evidence regarding realizability. Although the Bank returned to profitability at the bank level during 2025, the Company remained unprofitable on a consolidated basis for the three months ended March 31, 2026 and for the year ended December 31, 2025. Based on improved operating performance and current projections, the Company continues to evaluate whether a full valuation allowance will remain appropriate in future periods. If management concludes, based on sufficient positive evidence, that some or all of the valuation allowance is no longer necessary, the release of all or a portion of the valuation allowance could materially affect income tax expense and net income in the period of release.
As of March 31, 2026, Patriot had available approximately $56.5 million of Federal net operating loss carryforwards (“NOL”), of which approximately $15.5 million was subject to limitations under Internal Revenue Code §382. These amounts reflect the Company’s existing Section 382 analysis and do not reflect the effect, if any, of ownership changes or additional limitations that may have resulted from the Private Placement or the registered direct offerings completed during 2025, as no updated Section 382 analysis with respect to those transactions had been completed as of the date of these consolidated financial statements. Because the Company maintained a full valuation allowance against its deferred tax assets at March 31, 2026, management does not expect completion of such analysis to materially affect the net deferred tax asset balance reported as of that date, although it could affect the amount and availability of NOL carryforwards for future periods.

For the three months ended March 31, 2026, the Company recorded income tax expense of $13 thousand.
Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	March 31, 2026	December 31, 2025
Non-interest bearing:
Total non-interest bearing deposits	82,334	106,766
Interest bearing:
Negotiable order of withdrawal accounts (NOW)	25,311	24,281
Savings	105,076	38,036
Interest bearing DDA	308,020	267,447
Money market	262,850	191,177
Certificates of deposit, $250,000 or less	165,003	206,915
Certificates of deposit, more than $250,000	67,926	76,480
Brokered deposits	31,907	54,683
Total interest bearing deposits	966,092	859,020

Total Deposits	$1,048,426	$965,786

Additional deposit metrics
Deposits associated with digital payments customers	$295,028	$297,702

Total retail branch bank deposits	$341,327	$341,453

Total uninsured deposits	$204,900	$194,254
Total deposits increased to $1.05 billion, with further reductions in brokered deposits. Brokered deposits decreased $22.8 million to $31.9 million at March 31, 2026 from $54.7 million at December 31, 2025. These changes reflect the Company’s ongoing efforts to manage liquidity, reduce certain deposit concentrations, and support its broader balance sheet repositioning.
Borrowings
Total borrowings were $26.4 million at March 31, 2026, compared to $16.4 million at December 31, 2025. The increase was primarily attributable to $10.0 million of short-term Federal Home Loan Bank (“FHLB”), FRB and correspondent bank borrowings outstanding at quarter-end, while subordinated debt and junior subordinated debt remained substantially unchanged at $8.3 million and $8.2 million, respectively.
Shareholders’ Equity
Equity decreased $4.5 million to $90.2 million at March 31, 2026 from $94.7 million at December 31, 2025. The decrease was primarily driven by the change in unrealized loss on available for sale securities of $2.2 million and a net loss of $1.8 million,

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended March 31, 2026 and 2025:

(In thousands)	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$728,652	$10,030	5.58%	$710,481	$9,980	5.70%
Investments	242,592	2,954	4.87%	86,594	575	2.66%
Cash equivalents and other	193,785	1,740	3.64%	180,402	1,993	4.48%

Total interest earning assets	1,165,030	14,724	5.13%	977,477	12,548	5.21%

Cash and due from banks	2,898			2,693
Allowance for credit losses	(6,972)			(10,108)
OREO	—			2,840
Other assets	41,770			42,806

Total Assets	$1,202,726			$1,015,708

Liabilities
Interest bearing liabilities:
Deposits	$981,943	$7,258	3.00%	$861,878	$7,798	3.67%
Borrowings	9,456	93	3.98%	8,933	98	4.45%
Senior notes	—	—	—%	11,207	322	11.49%
Subordinated debt	16,449	297	7.32%	17,782	375	8.55%
Note Payable	—	—	—%	124	1	3.27%

Total interest bearing liabilities	1,007,848	7,648	3.08%	899,924	8,594	3.87%

Demand deposits	88,576			94,074
Other liabilities	10,842			9,521

Total Liabilities	1,107,266			1,003,519

Shareholders' equity	95,460			12,189

Total Liabilities and Shareholders' Equity	$1,202,726			$1,015,708

Net interest income		$7,076			$3,954

Net interest margin			2.46%			1.64%
Net interest spread			2.05%			1.34%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026 compared to 2025
(In thousands)	Increase/(Decrease)
	Volume	Rate	Total
Interest earning assets:
Loans	$255	$(205)	$50
Investments	1,036	1,343	2,379
Cash equivalents and other	148	(401)	(253)

Total interest earning assets	1,439	737	2,176

Interest bearing liabilities:
Deposit	(1,086)	1,626	540
Borrowings	(6)	11	5
Senior notes	322	—	322
Subordinated debt	28	50	78
Note payable and other	1	—	1

Total interest bearing liabilities	(741)	1,687	946

Increase (decrease) in net interest income	$698	$2,424	$3,122

Results of Operations
For the three months ended March 31, 2026, the Company reported a net loss of $1.8 million, or $(0.02) per basic and diluted share, compared to a net loss of $2.8 million, or $(0.21) per share, for the same period in 2025. The improvement in net loss reflects higher net interest income, increased non-interest income, and a reversal of provision for credit losses, partially offset by higher non-interest expenses.

Net interest income
Net interest income represents the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. It is affected by the relative levels of interest-earning assets and interest-bearing liabilities, as well as the interest rates earned or paid on these balances.
Net interest income increased to $7.1 million for the quarter, up from $4.0 million in the prior year period, driven by higher yields on loans and investment securities, and a reduction in interest expense as deposit costs stabilized.
Interest expense decreased $1.0 million, or 11.6%, to $7.6 million for the period ended March 31, 2026, primarily reflecting lower average rates on interest‑bearing deposit liabilities and the payoff of senior notes in 2025, which contributed $322 thousand of the decrease.
Net interest margin increased to 2.46% for the quarter from 1.64% in the first quarter of 2025, reflecting higher earning asset yields and stabilized funding costs. Balance sheet optimization efforts, including the reduction of lower yielding assets and management of deposit costs, supported the margin expansion.
Provision (Credit) for credit losses
The Company recorded a net recovery of $181 thousand in provision for credit losses for the three months ended March 31, 2026, compared to a $733 thousand provision for the same period in the prior year. The net recovery in the current-year period reflected improved credit performance and reserve dynamics during the quarter. The increase in the ACL balance at March 31, 2026 from December 31, 2025 also reflected the initial allowance recorded on loans purchased during the first quarter of 2026 under ASU 2025-08; however, consistent with that standard, the initial allowance was recorded as an adjustment to amortized cost basis rather than through provision expense.
Non-interest income
Non-interest income increased to $3.2 million, primarily due to growth in fee income from digital payments customers, partially offset by lower deposit and loan fee income.
Non-interest expense
Non-interest expense increased to $12.2 million, reflecting higher salaries and benefits, professional services, and regulatory costs associated with operational and compliance and risk management initiatives.

LIQUIDITY AND CAPITAL RESOURCES
The Company monitors liquidity using, among other measures, on-hand liquidity to total liabilities, and total liquidity to total liabilities. On-hand liquidity is comprised of interest-bearing cash and cash equivalents and unpledged available-for-sale securities. Total liquidity includes on-hand liquidity plus unused borrowing capacity and other available contingent funding sources, including brokered deposit capacity subject to internal limits. The Company also monitors other metrics to manage liquidity and concentration risk in its funding base.
The Company's on-hand liquidity and total liquidity ratios for the year ended March 31, 2026 and December 31, 2025, are as follows:

(In thousands)	March 31. 2026	December 31, 2025
On-hand liquidity
Interest-bearing cash and cash equivalents	$88,226	$183,980
Available-for-sale securities, at fair value	243,304	224,677
Less: pledged available-for-sale securities	(113,772)	(15,138)
Total on-hand liquidity	217,758	393,519

Borrowing capacity
FHLB borrowing capacity	166,414	76,003
FRB borrowing capacity	26,360	26,357
Brokered deposit capacity	157,264	144,868
Total borrowing capacity	350,038	247,228
Less: used borrowing capacity
FHLB capacity used (including the standby letter of credit)	(81,162)	(55,671)
FRB capacity used	—	—
Outstanding brokered deposits	(31,907)	(54,683)
Total used borrowing capacity	(113,069)	(110,354)

Total liquidity	$454,727	$530,393

Total liabilities	$1,086,587	$993,160

On-hand liquidity to total liabilities	20.04%	39.62%
Total liquidity to total liabilities	41.85%	53.40%

On-hand liquidity decreased by $175.8 million from December 31, 2025 primarily reflecting the Company's reallocation of cash and cash equivalents to higher yielding assets, including the acquisition and originations of loan receivables, resulting in a net increase of $165.5 million in the period. The Company also increased the amount of available-for-sale securities pledged to the FHLB during the quarter. Although that pledge reduced on-hand liquidity as defined for this measure, it increased immediately available borrowing capacity from the FHLB and improved the Company’s contingent liquidity. On-hand liquidity to total liabilities was 20.0% at quarter-end.
Liquidity represents the Company’s ability to meet its financial obligations as they come due, including deposit withdrawals, funding commitments, debt service, and other operating needs. Management believes the Company’s liquidity position at March 31, 2026 was sufficient to meet expected funding needs and reasonably anticipated deposit fluctuations.
Net cash used in operating activities for the three months ended March 31, 2026 was $2.9 million, representing an improvement of $2.9 million compared to $5.8 million used in the same period of 2025, primarily due to a lower net loss and more favorable working capital movements.
Net cash used in investing activities was $186.2 million, compared to $34.3 million provided by investing activities in the prior-year period. The primary drivers for the period-over-period change is the $165.5 million in net new loan investments in residential and commercial real estate and the net purchase amount of available for sale securities of $51 million.

Net cash provided by financing activities was $91.1 million from $54.9 million used in the prior-year period. Total deposits increased by $82.6 million and The Company drew $10.0 million in FHLB advances to manage short-term liquidity, with no new long-term debt issued during the quarter.

As a result of the foregoing, cash, cash equivalents and restricted cash decreased $97.9 million during 2026, compared to an decrease of $26.4 million for the same period in 2025. The decrease in cash and equivalents during the quarter primarily reflects the Company’s strategic redeployment of liquidity into higher-yielding loans and securities, as well as the normalization of deposit flows and funding sources.
REGULATORY CAPITAL REQUIREMENTS
As of March 31, 2026, the Bank’s regulatory capital ratios remained in excess of the minimum levels required under the OCC Agreement. Although the Bank’s capital ratios exceeded both the standard “well capitalized” thresholds and the higher minimums established by the OCC Agreement, the Bank remained classified as “adequately capitalized” rather than “well capitalized” due to the terms of the OCC Agreement. At March 31, 2026, the Bank’s total risk-based capital ratio was 16.25%, its Tier 1 risk-based capital ratio was 15.21%, its common equity Tier 1 capital ratio was 15.21%, and its Tier 1 leverage ratio was 9.45%. See Note 11 to the consolidated financial statements for additional information regarding the Company’s and the Bank’s regulatory capital amounts and ratios.

Item 3: Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk is primarily limited to interest rate risk, which is the risk that changes in interest rates may adversely affect net interest income, capital, and the economic value of assets and liabilities.
The Bank seeks to manage interest rate risk while maintaining appropriate earnings performance and liquidity. Interest rate risk arises from differences in the timing of the repricing or maturity of assets and liabilities, the effect of embedded options, and changes in funding mix. In managing this risk, the Bank considers asset and liability structure, loan and investment repricing characteristics, deposit behavior, and wholesale funding sources.
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
The tables below present estimated changes in net portfolio value and net interest income under selected instantaneous interest rate shock scenarios at March 31, 2026 and December 31, 2025.

	Net Portfolio Value - Performance Summary
(In thousands)	As of March 31, 2026			As of December 31, 2025
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$120,170	$(29,112)	(19.50)%	$118,478	$(25,935)	(17.96)%
+100	136,866	(12,416)	(8.32)%	132,666	(11,747)	(8.13)%
BASE	149,282	—	—	144,413	—	—
-100	158,357	9,075	6.08%	156,122	11,709	8.11%
-200	166,318	17,036	11.41%	163,243	18,830	13.04%

	Net Interest Income - Performance Summary
(In thousands)	March 31, 2026			December 31, 2025
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$29,912	$(3,660)	(10.90)%	$24,099	$(2,580)	(9.67)%
+100	31,976	(1,596)	(4.80)%	25,470	(1,209)	(4.53)%
BASE	33,572	—	—	26,679	—	—
-100	35,248	1,676	5.00%	28,374	1,695	6.35%
-200	37,404	3,632	11.40%	29,634	2,955	11.08%
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026 because of the material weakness in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Internal Control Remediation Activities
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management concluded that a material weakness existed in the Company’s internal control over financial reporting related to deficiencies in documentation, evidential support, and consistent execution of controls, including information technology general controls, financial close and reconciliation controls, and controls over certain third party and digital payments activities.
During the quarter ended March 31, 2026, management continued to implement remediation measures designed to address the material weakness, including formalizing additional documentation protocols, enhancing evidence retention and monitoring, refining financial close and reconciliation review procedures, continuing implementation of information technology general control enhancements, and further clarifying control responsibilities and oversight. Many of these remediation measures remain in process, and the Company will not consider the material weakness remediated until the applicable remediated controls have operated effectively for a sufficient period of time and management has completed testing sufficient to conclude that the material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, the Company continued to implement remediation measures related to the previously disclosed material weakness, including enhancements to documentation, evidencing, monitoring, financial close and reconciliation procedures, information technology general controls, and controls over certain third party and digital payments activities. Other than such remediation measures, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings
Patriot is from time to time a party to legal proceedings arising in the ordinary course of business. Management believes that the ultimate disposition of all pending legal matters will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of Patriot, however litigation is inherently uncertain and the outcome of such matters cannot be predicted with certainty.
On May 7, 2026, First-Citizens Bank & Trust Company d/b/a Silicon Valley Bank filed a complaint against Patriot Bank, N.A. in the United States District Court for the Southern District of New York (Case No. 1:26-cv-3810), alleging breach of contract and tortious interference with contract, and seeking declaratory and injunctive relief in connection with a credit card receivables program for which Patriot served as originating bank. Patriot believes the complaint is without merit and intends to defend the action vigorously.
Item 1A: Risk Factors
The following risk factor supplements the risk factors previously disclosed in Patriot's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no other material changes to the risk factors disclosed therein.
Patriot's role as issuing bank under third-party credit and charge card programs exposes it to credit, counterparty, reputational, liquidity, regulatory, litigation, and other risks.
Patriot originates receivables under certain third-party credit and charge card programs that are expected to be purchased shortly after origination by the applicable program manager or other third parties. If those purchases are not completed as expected, or if a program manager or other counterparty becomes financially distressed, insolvent, or otherwise fails to perform its obligations, Patriot may face operational disruption, disputes with program participants and their financial partners, reputational harm, regulatory or supervisory scrutiny, increased costs, and litigation. Any such events could adversely affect Patriot’s financial condition, results of operations, or liquidity.

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

Date: May 15, 2026	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Carlos P. Salas
Carlos P. Salas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven Sugarman
Steven Sugarman
President and Chief Executive Officer
(Principal Executive Officer)