Form 10-Q
period 2026-06-30
PATRIOT NATIONAL BANCORP INC
filed 2026-08-14
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
As of August 14, 2026, there were 118,742,200 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Noninterest bearing deposits and cash	$2,533	$2,411
Interest bearing deposits	114,359	183,980
Restricted cash	4,617	20,736
Total cash, cash equivalents and restricted cash	121,509	207,127
Available-for-sale securities, at fair value	240,345	224,677
Federal Reserve Bank (FRB) stock, at cost	3,031	2,961
Federal Home Loan Bank (FHLB) stock, at cost	742	679
Loans receivable (net of allowance for credit losses: 2026: $(8,469) and 2025: $(6,839))	877,440	585,723
Loans held for sale	23,697	24,513
Accrued interest and dividends receivable	6,534	4,869
Premises and equipment, net	28,260	28,116
Core deposit intangible, net	86	109
Other assets	16,072	9,066
Total assets	$1,317,716	$1,087,840

Liabilities
Deposits:
Noninterest bearing deposits	$150,464	$106,766
Interest bearing deposits	1,050,483	859,020
Total deposits	1,200,947	965,786

FHLB, FRB and correspondent bank borrowings	—	—
Subordinated debt, net	8,301	8,289
Junior subordinated debt	8,163	8,157
Advances from borrowers for taxes and insurance	2,211	893
Accrued expenses and other liabilities	9,160	10,035
Total liabilities	1,228,782	993,160

Shareholders' equity
Common stock, $0.01 par value; authorized 200,000,000 2026 issued shares 117,736,586; outstanding shares 117,662,845; 2025 issued shares 115,070,413 outstanding shares 114,996,672	1,177	1,151
Additional paid-in capital	206,557	206,446
Accumulated deficit	(101,231)	(99,619)
Treasury stock, at cost; 73,741 shares at June 30, 2026 and December 31, 2025	(1,179)	(1,179)
Accumulated other comprehensive loss	(16,388)	(12,119)
Total shareholders' equity	88,935	94,680
Total liabilities and shareholders' equity	$1,317,716	$1,087,840
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$12,248	$9,103	$22,278	$19,083
Interest on investment securities	3,041	548	5,934	1,096
Dividends on investment securities	65	38	126	65
Other interest income	1,061	1,805	2,801	3,798
Total interest and dividend income	16,415	11,494	31,139	24,042

Interest Expense
Interest on deposits	7,053	6,793	14,311	14,591
Interest on FHLB, FRB and correspondent bank borrowings	95	3	188	101
Interest on senior debt	—	183	—	505
Interest on subordinated debt	310	327	607	702
Interest on note payable	—	—	—	1
Total interest expense	7,458	7,306	15,106	15,900

Net interest income	8,957	4,188	16,033	8,142

Provision for credit losses	590	1,524	409	2,257

Net interest income after credit loss provision	8,367	2,664	15,624	5,885

Non-interest Income
Loan application, inspection and processing fees	75	105	190	316
Deposit fees and service charges	172	481	478	899
(Loss) gain on sales of loans, net	(10)	(959)	(10)	(916)
Loss on sale of investment securities, net	—	—	(11)	—
Digital Payments income	2,557	2,108	5,345	3,866
Other income	294	295	342	593
Total non-interest income	3,088	2,030	6,334	4,758

Non-interest Expense
Salaries and benefits	6,338	5,242	13,158	9,753
Occupancy and equipment expense	1,118	767	2,028	1,515
Data processing expense	207	453	587	838
Professional and other outside services	2,341	1,046	3,911	2,127
Advertising and promotional expense	39	44	83	197
Loan administration and processing expense	95	13	122	117
Regulatory assessments	607	417	1,087	872
Insurance expense, net	210	140	457	210
Communications, stationary and supplies	472	348	887	576
Other operating expense	1,412	1,274	2,764	2,264
Total non-interest expense	12,839	9,744	25,084	18,469

Loss before income taxes	(1,384)	(5,050)	(3,126)	(7,826)

Benefit for income taxes	(1,527)	(49)	(1,514)	(48)

Net income (loss)	$143	$(5,001)	$(1,612)	$(7,778)

Basic income (loss) per share	$0.00	$(0.06)	$(0.01)	$(0.17)
Diluted income (loss) per share	$0.00	$(0.06)	$(0.01)	$(0.17)
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$143	$(5,001)	$(1,612)	$(7,778)

Other comprehensive income

Unrealized holding gain (loss) on securities	(2,052)	797	(4,279)	2,246
Reclassification for realized loss (gain) on sale of investment securities	—	—	11	—
Net change in unrealized gain (loss)	(2,052)	797	(4,268)	2,246
			—	—
Income tax (expense) benefit	—	—	—	—
Other comprehensive income, net of tax	(2,052)	797	(4,268)	2,246

Comprehensive loss	$(1,909)	$(4,204)	$(5,880)	$(5,532)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended June 30, 2026
(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid -in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2026	117,159,456	$1,172	$205,923	$(101,374)	$(1,179)	$(14,335)	$90,207
Comprehensive (loss) income:
Net income	—	—	—	143	—	—	143
Unrealized holding loss on AFS securities, net of tax	—	—	—	—	—	(2,052)	(2,052)
Total comprehensive (loss) income	—	—	—	143	—	(2,052)	(1,909)
Common stock issuance	577,130	6	(6)	—		—	—
Share-based compensation expense	—	—	1,056	—	—	—	1,056
RSU settlement	—	—	(419)	—	—	—	(419)
Balance at June 30, 2026	117,736,586	$1,177	$206,557	$(101,231)	$(1,179)	$(16,388)	$88,935

	Six Months Ended June 30, 2026
(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2025	115,070,413	$1,151	$206,446	$(99,619)	$(1,179)	$(12,119)	$94,680
Comprehensive (loss) income:
Net loss	—	—	—	(1,612)	—	—	(1,612)
Unrealized holding loss on AFS securities, net of tax	—	—	—	—	—	(4,268)	(4,268)
Total comprehensive (loss) income	—	—	—	(1,612)	—	(4,268)	(5,880)
Common stock issuance	2,666,173	27	(27)	—		—	—
Share-based compensation expense	—	—	3,339	—	—	—	3,339
RSU settlement	—	—	(3,203)	—	—	—	(3,203)
Balance at June 30, 2026	117,736,586	$1,177	$206,557	$(101,231)	$(1,179)	$(16,388)	$88,935
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Three Months Ended June 30, 2025
(In thousands, except shares)	Number of Common Shares	Preferred Stock	Common Stock	Additional Paid -in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at March 31, 2025	73,725,292	$5,099	$737	$156,407	$(89,685)	$(1,179)	$(14,232)	$57,146
Comprehensive loss:
Net loss	—	—	—	—	(5,001)	—	—	(5,001)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	—	797	797
Total comprehensive loss	—	—	—	—	(5,001)	—	797	(4,204)
Preferred stock issuance(1)	—	—	—	—	—	—	—	—
Common stock issuance	11,053,435	—	111	12,033	—	—	—	12,144
Share-based compensation expense	—	—	—	1,115	—	—	—	1,115
Balance at June 30, 2025	85,796,228	$5,099	$847	$169,555	$(94,686)	$(1,179)	$(13,435)	$66,201
(1) 90,832 preferred stock shares issued and outstanding as of June 30, 2025.

	Six Months Ended June 30, 2025
(In thousands, except shares)	Number of Common Shares	Preferred Stock	Common Stock	Additional Paid -in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2024	3,991,852	—	40	$107,994	$(86,909)	$(1,179)	$(15,681)	$4,265
Comprehensive loss:
Net loss	—	—	—	—	(7,778)	—	—	(7,778)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	—	2,246	2,246
Total comprehensive loss	—	—	—	—	(7,778)	—	2,246	(5,532)
Preferred stock issuance(1)	—	5,099	—	—	—	—	—	5,099
Common stock issuance	80,786,875	—	808	60,265	—	—	—	61,073
Share-based compensation expense	—	—	—	1,296	—	—	—	1,296
Balance at June 30, 2025	85,796,228	5,099	847	$169,555	$(94,686)	$(1,179)	$(13,435)	$66,201
(1) 90,832 preferred stock shares issued and outstanding as of June 30, 2025.
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(1,612)	$(7,778)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of investment premiums and discounts, net	(1,941)	(77)
Amortization and accretion of purchase loan premiums and discounts, net	(472)	(21)
Amortization of debt issuance costs	17	106
Amortization of core deposit intangible	23	24
Amortization of servicing assets of sold SBA loans	22	68
Provision for credit losses	409	2,257
Depreciation and amortization	458	534
Loss on sales of available-for-sale securities, net	11	—
Gain on sale of premises and equipment	—	(1)
Share-based compensation	3,339	1,296
Increase in deferred tax assets	(3,349)	—
Increase (decrease) in deferred tax liabilities	1,836	(48)
Originations of loans held for sale, net	(478,116)	(406,732)
Proceeds from sale of loans held for sale	473,480	403,450
Loss on sale of loans, net	10	916
Write-down of other real estate owned	—	253
Unrealized loss on loans held for sale	5,451	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(1,665)	564
(Increase) decrease in other assets	(3,702)	1,744
Decrease in accrued expenses and other liabilities	(2,744)	(1,445)
Net cash used in operating activities	(8,545)	(4,890)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	29,062	—
Principal repayments on available-for-sale securities	3,954	1,688
Purchases of available-for-sale securities	(51,024)	—
Purchases of FRB stock	(70)	(974)
(Purchases) redemptions of FHLB stock	(63)	100
(Purchases and originations of) payments received from loans, net	(291,630)	120,799
Purchases of premises and equipment, net	(578)	(72)
Net cash (used in) provided by investing activities	(310,349)	121,541

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	235,161	(135,740)
Net increase (decrease) in short-term advances	—	(3,000)
Purchase of common stock for RSU settlements	(3,203)	—
Increase in advances from borrowers for taxes and insurance	1,318	1,504
Proceeds from FRB and correspondent bank borrowings	—	70,000
Repayments of FRB and correspondent bank borrowings	—	(70,000)
Principal repayments of note payable	—	(108)
Proceeds from preferred stock issuance	—	5,450
Private Placement Costs for preferred stock	—	(351)
Proceeds from common stock issuance	—	59,735
Private Placement Costs for common stock	—	(3,779)
Net cash provided by (used in) financing activities	233,276	(76,289)

Net (decrease) increase in cash, cash equivalents and restricted cash	(85,618)	40,362

Cash, cash equivalents and restricted cash at beginning of period	207,127	162,610

Cash, cash equivalents and restricted cash at end of period	$121,509	$202,972

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Six Months Ended June 30,
	2026	2025

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15,405	$15,927
Cash refund from income taxes, net	—	(18)

Net change in unrealized loss (gain) on available-for-sale securities	4,268	(2,246)
Deposits applied under indemnification and setoff rights	5,338	—
Transfers of loans held for sale to loans receivable	—	3,765
Operating lease right-of-use assets / liabilities	2,038	—
Increase in interest rate swaps	13	—
Capitalized project costs	87	—
Retained beneficial interest	(170)	—
Deferred cost for capital raise	—	(120)
Deferred debt issuance costs	—	(23)
Subordinated debt conversion to common stock	—	(2,000)
Senior debt conversion to common stock	—	(6,847)
Accrued interest capitalized into principal	—	1,090
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 1.    Basis of Financial Statement Presentation

The accompanying unaudited interim condensed Consolidated Financial Statements of Patriot National Bancorp, Inc. (the “Holding Company” or “PNBK”) and its wholly-owned subsidiaries, Patriot Bank, N.A. (the “Bank”) and PinPat Acquisition Corporation (collectively, the “Company” or “Patriot”), have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete annual financial statements. These unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2025.

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

In the opinion of management, the accompanying unaudited interim condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three months and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the remainder of 2026.
Reclassification
Certain prior-year amounts have been reclassified to conform to the current-year presentation
Note 2.    Summary of Significant Accounting Policies and Transactions
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
Recently adopted Accounting Pronouncements
ASU 2025-08
Effective January 1, 2026, the Company adopted ASU 2025-08, Financial Instruments Credit Losses Topic 326 Purchased Loans, on a prospective basis. The ASU requires an allowance for expected credit losses on purchased loans within its scope to be recorded at acquisition as an adjustment to the amortized cost basis rather than through provision expense. The adoption did not impact the Company’s opening retained earnings. For loans purchased during 2026, the Company recorded an initial allowance for credit losses as an adjustment to the amortized cost basis, consistent with the new standard.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3.     Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at June 30, 2026 and December 31, 2025 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
June 30, 2026
Government sponsored enterprise "GSE" debentures	18,859	—	(3,498)	15,361

U. S. Government agency mortgage-backed-securities	195,814	—	(8,910)	186,905
GSE mortgage-backed-securities	22,706	—	(4,866)	17,840
Total mortgage-backed-securities	218,520	—	(13,776)	204,745
Corporate bonds	15,997	—	(2,844)	13,153
Subordinated notes	4,000	—	(139)	3,861
SBA loan pools	3,931	—	(705)	3,226
Total available-for-sale securities	$261,307	$—	$(20,961)	$240,345

December 31, 2025:
Government sponsored enterprise "GSE" debentures	18,850	—	(3,392)	15,458

U. S. Government agency mortgage-backed-securities	150,821	—	(5,073)	145,748
GSE mortgage-backed-securities	47,557	215	(4,909)	42,863
Total mortgage-backed-securities	198,377	215	(9,982)	188,610
Corporate bonds	15,996	—	(2,533)	13,464
Subordinated notes	4,000	—	(248)	3,752
SBA loan pools	4,146	—	(752)	3,393
Total available-for-sale securities	$241,370	$215	$(16,908)	$224,677

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of June 30, 2026 and December 31, 2025:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
June 30, 2026
Government sponsored enterprise "GSE" debentures	$—	$—	$15,361	$(3,498)	$15,361	$(3,498)

U. S. Government agency mortgage-backed-securities	161,792	(4,336)	25,112	(4,573)	186,905	(8,910)
GSE mortgage-backed-securities	—	—	17,840	(4,866)	17,840	(4,866)
Total mortgage-backed-securities	161,792	(4,336)	42,953	(9,439)	204,745	(13,776)
Corporate bonds	—	—	13,153	(2,844)	13,153	(2,844)
Subordinated notes	—	—	3,861	(139)	3,861	(139)
SBA loan pools	—	—	3,226	(705)	3,226	(705)
Total available-for-sale securities	$161,792	$(4,336)	$78,553	$(16,625)	$240,345	$(20,961)

December 31, 2025:
Government sponsored enterprise "GSE" debentures	$—	$—	$15,458	$(3,392)	$15,458	$(3,392)

U. S. Government agency mortgage-backed-securities	119,770	(855)	25,986	(4,218)	145,756	(5,073)
GSE mortgage-backed-securities	4,452	(61)	18,778	(4,848)	23,230	(4,909)
Total mortgage-backed-securities	124,222	(917)	44,764	(9,066)	168,986	(9,982)
Corporate bonds	—	—	13,464	(2,533)	13,464	(2,533)
Subordinated notes	—	—	3,752	(248)	3,752	(248)
SBA loan pools	—	—	3,393	(752)	3,393	(752)
Total available-for-sale securities	$124,222	$(917)	$80,831	$(15,991)	$205,052	$(16,908)

As of June 30, 2026, all fifty-eight available-for-sale securities were in an unrealized loss position, with an aggregate depreciation of 8.0% from amortized cost. As of December 31, 2025, fifty-five of sixty available-for-sale securities were in an unrealized loss position, with an aggregate depreciation of 7.6% from amortized cost.
At June 30, 2026 and December 31, 2025, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv) internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of June 30, 2026, there were no past due principal or interest payments associated with these securities. Based

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities. All debt securities in an unrealized loss position continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of June 30, 2026 and December 31, 2025, available-for-sale securities of $132.7 million and $15.1 million, respectively, were pledged to either the Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the FHLB and/or FRB.
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of June 30, 2026 and December 31, 2025. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity. For convenience, mortgage-backed securities have been included in the summary as a separate line item.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
June 30, 2026
Corporate bonds	$15,997	$—	$—	$15,997	$13,153	$—	$—	$13,153
Subordinated notes	3,000	1,000	—	4,000	2,919	941	—	3,861
SBA loan pools	—	—	3,931	3,931	—	—	3,226	3,226
Government sponsored enterprise "GSE" debentures	—	8,869	9,990	18,859	—	7,339	8,021	15,361
Total debt securities	18,997	9,869	13,921	42,787	16,072	8,280	11,247	35,601

U. S. Government agency mortgage-backed-securities	$—	$—	$195,814	$195,814	$—	$—	$186,905	$186,905
GSE mortgage-backed-securities	$—	$173	$22,533	$22,706	$—	$165	$17,675	$17,840
Total mortgage-backed-securities	$—	$173	$218,347	$218,520	$—	$165	$204,580	$204,745
Total available-for-sale securities	$18,997	$10,042	$232,268	$261,307	$16,073	$8,446	$215,827	$240,345

December 31, 2025:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$13,464	$—	$13,464
Subordinated notes	3,000	1,000	—	4,000	2,807	945	—	3,752
SBA loan pools	—	—	4,146	4,146	—	—	3,393	3,393
Government sponsored enterprise "GSE" debentures	—	4,946	13,904	18,850	—	4,191	11,267	15,458
Total debt securities	3,000	21,942	18,050	42,992	2,807	18,600	14,660	36,067

U. S. Government agency mortgage-backed-securities	$—	$—	$150,822	$150,822	$—	$—	$145,748	$145,748
GSE mortgage-backed-securities	$—	$188	$47,369	$47,557	$—	$181	$42,681	$42,863
Total mortgage-backed-securities	$—	$188	$198,190	$198,377	$—	$181	$188,429	$188,610
Total available-for-sale securities	$3,000	$22,130	$216,240	$241,370	$2,807	$18,780	$203,090	$224,677

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4.    Loans Receivable and Allowance for Credit Losses
As of June 30, 2026 and December 31, 2025, loans receivable, net, consisted of the following:

(In thousands)	June 30, 2026	December 31, 2025
Loan portfolio segment:
Commercial Real Estate	$487,265	$346,191
Residential Real Estate	201,153	79,667
Commercial and Industrial	189,094	146,828
Consumer and Other	8,396	19,877
Loans receivable, gross	885,909	592,562
Allowance for credit losses	(8,469)	(6,839)
Loans receivable, net	$877,440	$585,723

Existing Loan Portfolio
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
CRE Loans
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
No commercial real estate loans were purchased during the three and six months ended June 30, 2026.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Residential Real Estate Loans
The Bank’s residential real estate portfolio consists largely of purchased loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. During the three and six months ended June 30, 2026, Patriot purchased zero and $108 million residential real estate loans, respectively. During the three and six months ended June 30, 2025, Patriot purchased $92 thousand and $178 thousand residential real estate loans, respectively. The Bank did not sell any purchased residential real estate loans during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Bank sold $28.9 million of purchased residential loans.
Commercial and Industrial Loans
Patriot’s commercial and industrial loan portfolio consists primarily of commercial business loans and lines of credit to businesses and professionals. These loans are generally for the financing of accounts receivable, purchases of inventory, purchases of new or used equipment, or for other short- or long-term working capital purposes – and in some cases to finance the CRE and physical buildings used by companies to carry out their business activities. These loans are generally secured by business assets but are also offered on an unsecured basis. In granting these types of loans, Patriot considers the borrower’s cash flow as the primary source of repayment, supported by the value of collateral, if any, and personal guarantees, as applicable. Repayment of commercial and industrial loans may be negatively impacted by adverse changes in economic conditions, ineffective management, claims on the borrower’s assets by others that are superior to Patriot’s claims, a loss of demand for the borrower’s products or services, or the death or disability of the borrower or other key management personnel.
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
SBA Loans
Patriot originated SBA 7(a) loans, on which the SBA has historically provided guarantees of 75% of the principal balance. However, during the pandemic in 2020, the SBA temporarily increased the guarantees to 90% and reverted to 75% on October 1, 2021. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans and commercial and industrial loan classifications, which totaled $18.0 million and $18.4 million as of June 30, 2026 and December 31, 2025, respectively.
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
In 2025, the Bank sold a portfolio of 1,092 individual unsecured consumer loans purchased under a program from a third party with unpaid principal balance of $9.0 million. The sale reduced the Bank’s consumer loan exposure and loans outstanding under this program at June 30, 2026 and December 31, 2025 to $0.3 million and $0.7 million respectively. No loans previously purchased under this program were sold during the three and six months ended June 30, 2026 and 2025.

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
During the three and six months ended June 30, 2026 and 2025, Patriot did not purchase any home equity line of credit loans (“HELOC”). During the three and six months ended June 30, 2026 and 2025, the Bank sold home equity line of credit loans (“HELOC”) totaling zero and $15.9 million, respectively.
No construction loans were outstanding at June 30, 2026. The Bank currently does not offer a construction lending product.
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
All three programs are subject to the Bank’s existing credit policies, together with new, enhanced standards and underwriting guidelines. The new lending programs comply with the Bank’s concentration limits, and risk-management controls, including heightened portfolio management routines, borrower and guarantor liquidity testing, and ongoing regulatory reporting. Early production volumes remain modest as the Bank completes pilot transactions and validates credit performance metrics. Each of the new loan products includes minimum deposit requirements designed to strengthen client relationships and promote additional business activities such as treasury management and card services.
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

The Company also maintains an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as other liabilities on the Consolidated Balance Sheets, while the corresponding provision for these credit losses is recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $113 thousand at June 30, 2026 and $80 thousand at December 31, 2025.
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

The following table summarizes activity in the ACL on loans for the three-month period ended June 30, 2026 and 2025:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Total
Three Months Ended June 30, 2026
Allowance for credit losses:
March 31, 2026	$2,602	$1,356	$3,532	$289	$—	$7,779
Charge-offs	—	—	—	(16)	—	(16)
Recoveries	—	1	7	129	—	136
PSL allowance credit losses	—	—	—	—	—	—
Provisions (credits)	279	(115)	577	(169)	—	572	(1)
June 30, 2026	$2,881	$1,241	$4,115	$233	$—	$8,469

Three Months Ended June 30, 2025
Allowance for credit losses:
March 31, 2025	$2,275	$639	$1,168	$2,607	$8	$6,729
Charge-offs	—	—	(11)	(754)	—	(765)
Recoveries	—	—	20	209	—	229
Provisions (credits)	161	(120)	608	988	(3)	1,602	(2)
June 30, 2025	$2,436	$519	$1,785	$3,050	$5	$7,795
(1) The provision on credit losses included in the above table for the three months ended June 30, 2026 does not include the provision on unfunded loan commitments of $18 thousand.
(2) The provision on credit losses included in the above table for the three months ended June 30, 2025 does not include the credit on unfunded loan commitments of $78 thousand.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes activity in the ACL on loans for the six months ended June 30, 2026 and 2025:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Total
Six Months Ended June 30, 2026
Allowance for credit losses:
December 31, 2025	$2,340	$753	$3,305	$441	$—	$6,839
Charge-offs	—	—	—	(60)	—	(60)
Recoveries	—	6	82	303	—	390
PSL allowance credit losses	215	710	—	—	—	925
Provisions (credits)	327	(228)	729	(452)	—	375	(3)
June 30, 2026	$2,881	$1,241	$4,115	$233	$—	$8,469

Six Months Ended June 30, 2025
Allowance for credit losses:
December 31, 2024	$2,241	$596	$1,077	$3,386	$5	$7,305
Charge-offs	(635)	—	(130)	(1,670)	—	(2,435)
Recoveries	—	—	106	461	—	567
Provisions (credits)	830	(77)	732	873	—	2,358	(4)
June 30, 2025	$2,436	$519	$1,785	$3,050	$5	$7,795
(3) The provision on credit losses for the six months ended June 30, 2026 does not include the provision on unfunded loan commitments of $33 thousand.
(4) The provision on credit losses for the six months ended June 30, 2025 does not include the credit on unfunded loan commitments of $101 thousand.
The following table summarizes the ACL on loans as of June 30, 2026 and December 31, 2025:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
June 30, 2026
Allowance for credit losses:
Individually evaluated loans	$594	$—	$2,120	$1	$2,715
Collectively evaluated loans	2,287	1,241	1,995	231	5,754
Total allowance for credit losses	$2,881	$1,241	$4,115	$232	$8,469

Loans receivable, gross:
Individually evaluated loans	$13,084	$575	$12,007	$145	$25,811
Collectively evaluated loans	474,181	200,579	177,087	8,251	860,098
Total loans receivable, gross	$487,265	$201,153	$189,094	$8,396	$885,909

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2025
Allowance for credit losses:
Individually evaluated loans	$—	$—	$2,100	$1	$2,101
Collectively evaluated loans	2,340	753	1,204	440	4,738
Total allowance for credit losses	$2,340	$753	$3,305	$441	$6,839

Loans receivable, gross:
Individually evaluated loans	$7,240	$57	$5,197	$1	$12,495
Collectively evaluated loans	338,951	79,612	141,628	19,876	580,067
Total loans receivable, gross	$346,191	$79,669	$146,825	$19,877	$592,562

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
Additionally, Patriot retains an independent third-party loan review firm to perform an analysis of the results of its risk rating process, among other credit and portfolio management functions. The semi-annual review is based on a randomly selected sample of loans within established parameters (e.g., value, concentration), in order to assess and validate the risk ratings assigned to individual loans. Any changes to the assigned risk ratings, based on the semi-annual review, are required to be reported to the IARC.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Vintage Analysis
The following tables summarize loans by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of June 30, 2026:

	Rating of Loans by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio segment:
Commercial Real Estate:
Pass	$143,755	$46,720	$—	$78,813	$85,862	$117,657	$1,375	$474,181
Substandard	—	—	—	116	5,307	7,562	100	13,085
Total	143,755	46,720	—	78,928	91,168	125,219	1,475	487,265
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential Real Estate:
Pass	20,841	30,681	33,088	31,072	5,251	74,110	5,788	200,830
Substandard	—	—	—	—	—	323	—	323
Total	20,841	30,681	33,088	31,072	5,251	74,434	5,788	201,153
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and Industrial:
Pass	29,500	5,361	666	1,031	7,598	12,325	118,704	175,185
Special mention	—	—	—	1	—	330	650	982
Substandard	—	—	—	751	1,137	2,742	8,299	12,928
Total	29,500	5,361	666	1,783	8,735	15,396	127,653	189,094
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and Other:
Pass	67	179	262	92	266	7,247	108	8,222
Substandard	—	—	—	4	10	160	1	175
Total	67	179	262	96	276	7,407	109	8,396
Current period gross charge-offs	—	—	—	—	60	—	—	60

Total loans	$194,162	$82,940	$34,016	$111,880	$105,432	$222,456	$135,023	$885,909
Total Current period gross charge-offs	$—	$—	$—	$—	$60	$—	$—	$60

Loans receivable, gross:
Pass	$194,162	$82,940	$34,016	$111,008	$98,977	$211,339	$125,975	$858,417
Special mention	—	—	—	1	—	330	650	982
Substandard	—	—	—	871	6,454	10,787	8,400	26,511
Total Loans receivable, gross	$194,162	$82,940	$34,016	$111,880	$105,432	$222,456	$135,023	$885,909
Total Current period gross charge-offs	$—	$—	$—	$—	$60	$—	$—	$60

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize loan amortized cost by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of December 31, 2025:

	Rating of Loans by Origination Year
As of December 31, 2025:	2025	2024	2023	2022	2021	Prior	Revolving	Total Loans Receivable Gross
Loan portfolio:
Commercial Real Estate:
Pass	$41,492	$—	$78,914	$89,538	$72,868	$48,983	$—	$331,795
Special mention	—	—	—	—	—	799	—	799
Substandard	—	—	117	4,258	4,479	4,742	—	13,596
Total	41,492	—	79,031	93,796	77,347	54,524	—	346,191
Current period gross charge-offs	—	—	—	547	232	—	—	778
Residential Real Estate:
Pass	1,234	3,119	—	5,283	20,726	47,213	1,128	78,703
Special mention	—	—	—	—	—	907	—	907
Substandard	—	—	—	—	—	57	—	57
Total	1,234	3,119	—	5,283	20,726	48,178	1,128	79,667
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and Industrial:
Pass	14,710	726	3,272	11,013	17,580	5,224	82,101	134,626
Special mention	—	—	2	17	34	392	4,206	4,651
Substandard	—	—	559	381	842	807	4,959	7,547
Total	14,710	726	3,833	11,410	18,457	6,422	91,266	146,828
Current period gross charge-offs	—	—	—	47	72	11	—	129
Consumer and Other:
Pass	192	262	280	407	7	12,997	5,318	19,464
Substandard	—	—	9	7	—	144	252	413
Total	192	262	289	415	7	13,141	5,570	19,877
Current period gross charge-offs	—	—	93	1,744	232	—	—	2,069

Loans receivable, gross:
Pass	$57,628	$4,107	$82,467	$106,242	$111,182	$114,417	$88,547	$564,590
Special mention	—	—	2	17	34	2,099	4,206	6,358
Substandard	—	—	685	4,646	5,322	5,750	5,211	21,613
Loans receivable, gross	$57,628	$4,107	$83,154	$110,905	$116,538	$122,265	$97,964	$592,562
Total Current period gross charge-offs(1)	$—	$—	$93	$2,337	$578	$11	$—	$3,020
(1) Total current period gross-charge offs includes $43 thousand related to Construction to Permanent - CRE loan with an origination year of 2021.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Aging Analysis
The following tables summarize performing and non-performing (i.e., non-accruing) loans receivable by portfolio, by aging category, by delinquency status as of June 30, 2026:

(In thousands)	Performing (Accruing) Loans
June 30, 2026	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Performing Loans	Non- accruing Loans	Loans Receivable Gross
Loan portfolio:
Commercial Real Estate:
Pass	$326	$—	$—	$326	$473,855	$474,181	$—	$474,181
Substandard	—	—	—	—	1,662	1,662	11,422	13,084
	326	—	—	326	475,517	475,843	11,422	487,265
Residential Real Estate:
Pass	1,173	1,087	—	2,260	198,105	200,365	465	200,830
Substandard	—	—	—	—	—	—	323	323
	1,173	1,087	—	2,260	198,105	200,365	788	201,153
Commercial and Industrial:
Pass	245	—	—	245	174,940	175,185	—	175,185
Special mention	650	—	—	650	331	982	—	982
Substandard	—	—	—	—	274	274	12,654	12,928
	895	—	—	895	175,545	176,440	12,654	189,094
Consumer and Other:
Pass	54	108	—	162	8,060	8,222	—	8,222
Substandard	—	—	—	—	—	—	175	175
	54	108	—	162	8,059	8,222	175	8,396

Total	$2,448	$1,195	$—	$3,644	$857,226	$860,870	$25,039	$885,909

Loans receivable, gross:
Pass	$1,798	$1,195	$—	$2,993	$854,959	$857,952	$465	$858,417
Special mention	650	—	—	650	331	982	—	982
Substandard	—	—	—	—	1,936	1,936	24,575	26,511
Loans receivable, gross	$2,448	$1,195	$—	$3,644	$857,226	$860,870	$25,039	$885,909

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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize non-performing (i.e., non-accruing) loans by aging category and status, within the applicable loan portfolio as of June 30, 2026 and December 31, 2025:

(In thousands)	Non-accruing Loans
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Non-accruing Loans
June 30, 2026
Loan portfolio:
Commercial Real Estate:
Substandard	—	222	11,200	11,422	—	11,422
Residential Real Estate:
Pass	364	100	—	465	—	465
Substandard	—	—	55	55	268	323
Commercial and Industrial:
Substandard	—	—	12,229	12,229	425	12,654
Consumer and Other:
Substandard	—	—	165	165	10	175
Total non-accruing loans	$364	$322	$23,650	$24,336	$703	$25,039

As of December 31, 2025:
Loan portfolio:
Commercial Real Estate:
Pass	$—	$—	$2,993	$2,993	$—	$2,993
Substandard	—	—	10,708	10,708	—	10,708
Residential Real Estate:
Substandard	—	—	57	57	—	57
Commercial and Industrial:
Pass	—	159	3,096	3,255	—	3,255
Substandard	—	1,846	5,081	6,927	—	6,927
Consumer and Other:
Substandard	—	—	397	397	16	413
Construction to permanent - CRE:
Substandard				—		—
Total non-accruing loans	$—	$2,005	$22,332	$24,337	$16	$24,353
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $1.0 million and $2.0 million would have been recognized during the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, additional interest income (net of cash collected) of approximately $0.9 million and $2.1 million would have been recognized, respectively.
Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026			December 31, 2025
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$8,216	$9,078	$—	$7,240	$22,657	$—
Residential Real Estate	575	588	—	57	58	—
Commercial and Industrial	7,068	11,884	—	291	288	—
Consumer and Other	144	144	—	—	—	—
	16,004	21,695	—	7,588	23,003	—
With a related allowance recorded:
Commercial Real Estate	4,868	11,149	594	—	—	—
Commercial and Industrial	4,939	4,942	2,120	4,906	4,905	2,100
Consumer and Other	1	1	1	1	1	1
	9,808	16,092	2,715	4,907	4,906	2,101

Individually evaluated loans, Total:
Commercial Real Estate	13,084	20,227	594	7,240	22,657	—
Residential Real Estate	575	588	—	57	58	—
Commercial and Industrial	12,007	16,826	2,120	5,197	5,193	2,100
Consumer and Other	145	145	1	1	1	1
Total	$25,811	$37,787	$2,715	$12,495	$27,909	$2,101

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes additional information regarding individually evaluated loans for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands)	2026		2025		2026		2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$8,240	$123	$22,847	$64	$8,264	$242	$23,626	$82
Residential Real Estate	587	—	—	—	592	1	—	—
Commercial and Industrial	7,095	42	2,873	—	7,108	70	2,979	—
Consumer and Other	144	—	—	—	144	—	—	—
Construction to permanent - CRE	—	—	1,775	—	—	—	2,025	—
	16,067	165	27,495	64	16,109	313	28,630	82
With a related allowance recorded:
Commercial Real Estate	4,868	—	—	—	4,868	—	—	—
Commercial and Industrial	4,939	—	—	—	4,939	—	—	—
Consumer and Other	1	—	—	—	1	—	—	—
	9,808	—	—	—	9,808	—	—	—
Individually evaluated loans, Total:
Commercial Real Estate	13,108	123	22,847	64	13,132	242	23,626	82
Residential Real Estate	587	—	—	—	592	1	—	—
Commercial and Industrial	12,034	42	2,873	—	12,047	70	2,979	—
Consumer and Other	145	—	—	—	145	—	—	—
Construction to permanent - CRE	—	—	1,775	—	—	—	2,025	—
Total	$25,875	$165	$27,495	$64	$25,917	$313	$28,630	$82
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
During the three and six months ended June 30, 2026 and 2025, the Company modified certain loans made to borrowers experiencing financial difficulty, which modifications were comprised of non-material changes to loan terms such as covenant breach forbearance, and short term (six months or less) extensions of maturity. Among loans modified in the preceding twelve months, one loan with a balance of $2.7 million was 30 days past due as of June 30, 2026. As of June 30, 2026 and December 31, 2025, there were no commitments to advance additional funds under the modified loans.
Note 5.    Loans Held for Sale
SBA Loans held for sale
As of June 30, 2026 and December 31, 2025, the Company had no SBA loans held for sale. During the three and six months ended June 30, 2026 and 2025, no SBA loans previously classified as held for sale were transferred to held for investment.
Loans serviced for others totaled approximately $30.6 million and $32.1 million at June 30, 2026 and December 31, 2025, respectively. The related servicing asset was $0.6 million at both June 30, 2026 and December 31, 2025 and is included in other assets on the Consolidated Balance Sheets. Servicing assets represent the estimated fair value of retained servicing rights, net of servicing costs, at the time loans are sold. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment will be evaluated based on stratifying the underlying financial assets by date of origination and term. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment, if temporary, would be reported as a valuation allowance.
The Company retains servicing rights on certain SBA loans previously sold to third parties. Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. Loans serviced for others totaled approximately $30.6 million and $32.1 million at June 30, 2026 and December 31, 2025, respectively. The related servicing asset was $0.6 million and $0.6 million at both June 30, 2026 and December 31, 2025 and is included in other assets on the Consolidated Balance Sheets. Income and fees collected for loan servicing are credited to non-interest income when earned, net of amortization on the related servicing assets.

In the second quarter of 2025, the Bank made the decision to voluntarily suspend its status as a participant in SBA’s Preferred Lender Program (“PLP”).
Residential Mortgage Loans held for sale
In the second quarter of 2025, the Bank suspended the residential mortgage originations. As of June 30, 2026 and December 31, 2025, the Company had no residential mortgage loans held for sale. The related mortgage servicing asset was $70 thousand and $71 thousand, respectively. During the three and six months ended June 30, 2026, no residential mortgage loans were transferred from held for sale to held for investment. For the three and six months ended June 30, 2025, $3.8 million residential mortgage loans were transferred to held for investment from held for sale.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents an analysis of the activity in the servicing assets for SBA loans and residential mortgage loans for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$650	$764	$660	$766
Servicing rights capitalized	—	22	—	48
Servicing rights amortized	(12)	(20)	(22)	(34)
Servicing rights disposed	—	(20)	—	(34)
Ending balance	$638	$746	$638	$746

Credit Card Receivables held for sale
Patriot is party to program management arrangements under which the Bank originates commercial credit card receivables for certain card programs. The applicable card program manager markets the program and purchases the related receivables from the Bank shortly after origination. These receivables are classified as loans held for sale. As of June 30, 2026 and December 31, 2025, the Bank had credit card loans held for sale totaling $23.7 million and $24.5 million, respectively. The credit card loans are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.

At June 30, 2026, approximately $20.0 million of credit card receivables that had been expected to be sold to a program manager remained on the Bank’s Consolidated Balance Sheets after the anticipated sale was not completed. Management determined that classification of these receivables as held for sale remained appropriate based on the Bank’s continuing intent to sell the receivables and the short-term nature of the portfolio. Accordingly, the receivables remain outside the scope of the current expected credit loss model.

During the quarter ended June 30, 2026, the Company recorded a valuation allowance of approximately $5.5 million on these receivables through other expense, resulting in a carrying value of approximately $14.6 million at June 30, 2026. Fair value was estimated using discounted expected cash flows and significant unobservable inputs, including expected collections, credit losses, timing of collections and costs and uncertainties associated with administering and resolving the portfolio. Accordingly, the measurement is classified within Level 3 of the fair value hierarchy.

In connection with the program manager’s failure to purchase certain receivables and other breaches of its contractual obligations, the Bank incurred losses subject to contractual indemnification. Upon the program manager’s breach, the Bank exercised its contractual indemnification and setoff rights, including its contractual right to apply funds on deposit against obligations owed to the Bank, and applied approximately $5.3 million of the program manager’s deposit balances against such indemnifiable losses. The Company recognized this amount as other income during the second quarter of 2026, partially offsetting the $5.5 million fair value adjustment recorded on the related credit card receivables.

The Bank is pursuing additional contractual, insurance and legal remedies for losses not covered by the amounts applied; no potential recoveries from such additional remedies have been recognized.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 6.    Deposits
The following table presents the balance of deposits held, by category as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Non-interest bearing	$150,464	$106,766

Interest bearing:
Savings deposits	83,030	38,036
Interest bearing DDA & NOW accounts	497,349	291,728
Money market	196,762	191,177
Certificates of deposit, $250,000 or less	173,979	206,915
Certificates of deposit, more than $250,000	67,456	76,480
Brokered deposits	31,907	54,683
Interest bearing, total	1,050,483	859,020

Total Deposits	$1,200,947	$965,786
The Company’s total deposits include deposits associated with prepaid debit cards for corporate, consumer and government clients administered by card program managers. These digital-payment-related deposits are included in the non-interest-bearing deposits, negotiable order of withdrawal accounts, interest bearing DDA and money market deposits, which totaled approximately $385.0 million and $297.7 million as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, contractual maturities of Certificates of Deposit (“CDs”), and brokered deposits is summarized as follows:

(In thousands)	Certificates of Deposit $250,000 or less	Certificates of Deposit more than $250,000	Brokered Deposits	Total
1 year or less	$139,445	$62,088	$31,907	$233,440
More than 1 year through 2 years	2,982	538	—	3,519
More than 2 years through 3 years	105	—	—	105
More than 3 years through 4 years	29,390	4,272	—	33,662
More than 4 years through 5 years	2,057	559	—	2,617
	$173,979	$67,456	$31,907	$273,342

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
As of June 30, 2026 and December 31, 2025, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other non-interest income on the Consolidated Statements of Operations during the three and six months ended June 30, 2026 and 2025.
Information about the valuation methods used to measure the fair value of derivatives is provided in Note 12 to the Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents summary information regarding these derivatives for the periods presented (dollars in thousands):

(In thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
June 30, 2026
Classified in Other Assets:
3rd party interest rate swap	$1,230	3.00	4.38%	1 Mo. SOFR + 2.00%	$52

Classified in Other Liabilities:
Customer interest rate swap	1,230	3.00	4.38%	1 Mo. SOFR + 2.00%	(52)

December 31, 2025
Classified in Other Assets:
3rd party interest rate swap	1,251	3.50	4.38%	1 Mo. SOFR + 2.00%	39

Classified in Other Liabilities:
Customer interest rate swap	1,251	3.50	4.38%	1 Mo. SOFR + 2.00%	(39)

Note 8.     Share-Based Compensation and Employee Benefit Plan
Below table summarizes the Company’s share-based compensation activity for the three and six months ended June 30, 2026 and 2025:

	Amended and Restated 2022 Plan		2025 Plan
Three Months Ended June 30,	Number of Shares Awarded	Weighted Average Grant Date Fair Value	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at March 31, 2026	8,129	$4.37	7,044,265	$1.18
Granted	0	$—	932,914	$1.23
Vested	(1,320)	$3.79	(1,373,468)	$1.12
Forfeited	0	$—	(144,444)	$1.00
Unvested at June 30, 2026	6,809	$4.48	6,459,267	$1.21

Unvested at March 31, 2025	146,185	$2.87	4,049,593	$1.00
Granted	0	$—	4,127,927	$1.00
Vested	(5,103)	$6.86	(1,012,398)	$1.00
Forfeited	(125,802)	$3.08	0	$—
Unvested at June 30, 2025	15,280	$4.78	7,165,122	$1.00

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Amended and Restated 2022 Plan		2025 Plan
Six Months Ended June 30,	Number of Shares Awarded	Weighted Average Grant Date Fair Value	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	8,129	$4.37	8,044,611	$1.16
Granted	0	$—	1,386,766	$1.27
Vested	(1,320)	$3.79	(2,827,666)	$1.11
Forfeited	0	$—	(144,444)	$1.00
Unvested at June 30, 2026	6,809	$4.48	6,459,267	$1.21

Unvested at December 31, 2024	146,185	$2.87	0	$—
Granted	0	$—	8,177,520	$1.00
Vested	(5,103)	$6.86	(1,012,398)	$1.00
Forfeited	(125,802)	$3.08	0	$—
Unvested at June 30, 2025	15,280	$4.78	7,165,122	$1.00
Awards granted under the 2025 Plan are in the form of Restricted Stock Units (RSUs). The share amounts presented in the table above reflect the number of RSUs granted and vested, where vested amounts represent RSUs for which the vesting conditions were satisfied during the period; RSUs granted under the 2025 Plan settled into shares of Common Stock totaling 0.6 million and 2.7 million for the three and six months ended June 30, 2026, respectively. No shares granted under the 2025 Plan settled into shares of Common Stock during the three and six months ended June 30, 2025.
The Company recognizes share based compensation expense on a straight-line basis over the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the three months and six months ended June 30, 2026 the Company recognized total share-based compensation expense of $1.1 million and $3.3 million, respectively and total share-based compensation expense of $1.1 million and $1.3 million, for the three and six months ended June 30, 2025, respectively.
The share-based compensation expense attributable to the Company’s Directors totaled $75 thousand and $321 thousand for the three and six months ended June 30, 2026, respectively and $64 thousand and $73 thousand for the three and six months ended June 30, 2025, respectively.
For the three and six months ended June 30, 2026, share-based compensation expense attributable to employees of Patriot was $1.0 million and $3.0 million, respectively and $1.1 million and $1.2 million for the three and six months ended June 30, 2025, respectively.
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of June 30, 2026 amounted to $6.2 million, which amount is expected to be recognized over the weighted average remaining life of the awards of 1.9 years.
Stock Options
On June 26, 2025, the Company granted stock options to purchase 400,000 shares of Common Stock at an exercise price of $1.40 per share. The options vest and become exercisable starting on the grant date, subject to the terms and conditions outlined in the 2025 Plan and award agreement, including any applicable acceleration provisions. As of June 30, 2026, no stock options remained outstanding, as all such options had expired.

Stock-based compensation expense associated with the options was recognized in accordance with ASC 718, "Compensation—Stock Compensation."

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three and six months ended June 30, 2026, Patriot made matching contributions to the 401(k) Plan of $57 thousand and $99 thousand, respectively. During the three and six months ended June 30, 2025, Patriot made matching contributions to the 401(k) Plan of $55 thousand and $147 thousand, respectively.

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
The following table summarizes the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2026 and 2025.

(Net income (loss) in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Basic income (loss) per share:
Net income (loss) attributable to Common shareholders	$143		$(5,001)		$(1,612)		$(7,778)
Divided by:
Weighted average shares outstanding	117,479,316		78,123,095		117,283,603		45,885,468

Basic income (loss) per share of common stock	$0.00		$(0.06)		$(0.01)		$(0.17)

Diluted income (loss) per share:
Net income (loss) attributable to Common shareholders	$143		$(5,001)		$(1,612)		$(7,778)

Weighted average shares outstanding	117,479,316		78,123,095		117,283,603		45,885,468

Effect of potentially dilutive restricted shares of common stock	—	(1)	—	(2)	—	(3)	—	(4)

Divided by:
Weighted average diluted shares outstanding	117,479,316		78,123,095		117,283,603		45,885,468

Diluted income (loss) per share of common stock	$0.00		$(0.06)		$(0.01)		$(0.17)

(1)	The weighted average diluted shares outstanding does not include 887,433 anti-dilutive restricted shares of common stock for the three months ended June 30, 2026.
(2)	The weighted average diluted shares outstanding does not include 4,597,710 anti-dilutive restricted shares of common stock for the three months ended June 30, 2025.
(3)	The weighted average diluted shares outstanding does not include 1,315,833 anti-dilutive restricted shares of common stock for the six months ended June 30, 2026.
(4)	The weighted average diluted shares outstanding does not include 5,119,740 anti-dilutive restricted shares of common stock for the six months ended June 30, 2025.

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
Financial instruments with credit risk at June 30, 2026 and December 31, 2025 are as follows:

(In thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit:
Unused lines of credit	$89,607	$59,567
Home equity lines of credit	9,302	9,193
	$98,910	$68,760
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit generally have fixed expiration dates or other termination clauses, and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $113 thousand and $80 thousand as of June 30, 2026 and December 31, 2025, respectively, which is included in accrued expenses and other liabilities.
Standby letters of credit are written commitments issued by Patriot to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.
As of June 30, 2026, the Bank has an irrevocable stand-by letter of credit for a maximum of $70.5 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary. This letter of credit was originally set to expire on April 30, 2026 but has been extended to April 30, 2027.
Legal Matters
Patriot is from time to time a party to legal proceedings arising in connection with its business. Management believes that the ultimate disposition of all pending legal matters will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of Patriot; however litigation is inherently uncertain and the outcome of such matters cannot be predicted with certainty.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
On January 17, 2025, the OCC notified the Bank that the individual minimum capital ratios previously established on April 17, 2024 had been terminated and that the same minimum capital ratios were instead incorporated into the OCC Agreement. Under the OCC Agreement, the Bank was required to maintain, on an ongoing basis, a common equity tier 1 capital ratio of 10.00%, a Tier 1 capital ratio of 10.00%, a Tier 1 leverage ratio of 9.00% and a total capital ratio of 11.50%.

On June 30, 2026, the OCC terminated the OCC Agreement. Accordingly, the Bank is no longer subject to the higher minimum capital ratios or other requirements imposed by the OCC Agreement. As of June 30, 2026, the Bank’s capital ratios exceeded the applicable regulatory thresholds for classification as “well capitalized” under the prompt corrective action framework. A bank generally cannot qualify as well capitalized while subject to a written agreement requiring it to maintain specified capital levels; termination of the OCC Agreement therefore removed that impediment.

The Company and Bank’s regulatory capital amounts and ratios at June 30, 2026 and December 31, 2025 are summarized as follows:

		June 30, 2026				December 31, 2025
		Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual		$130,052	14.22%	$130,212	14.15%	$129,587	20.76%	$120,329	19.25%
To be Well Capitalized	(1)	—	—	92,001	10.00%	—	—	62,516	10.00%
For capital adequacy		73,184	8.00%	73,601	8.00%	49,934	8.00%	50,013	8.00%
OCC Agreement minimum	(1)	—	—%	—	—%	—	—%	71,894	11.50%

Tier 1 Capital (to risk weighted assets):
Actual		113,122	12.37%	121,629	13.22%	117,567	18.84%	116,657	18.66%
To be Well Capitalized	(1)	—	—	73,601	8.00%	—	—	50,013	8.00%
For capital adequacy		54,888	6.00%	55,201	6.00%	37,450	6.00%	37,510	6.00%
OCC Agreement minimum	(1)	—	—%	—	—%	—	—%	62,516	10.00%

Common Equity Tier 1 Capital (to risk weighted assets):
Actual		104,874	11.46%	121,629	13.22%	109,567	17.55%	116,657	18.66%
To be Well Capitalized	(1)	—	—	59,801	6.50%	—	—	40,636	6.50%
For capital adequacy		41,166	4.50%	41,401	4.50%	28,088	4.50%	28,132	4.50%
OCC Agreement minimum	(1)	—	—%	—	—%	—	—%	62,516	10.00%

Tier 1 Leverage Capital (to average assets):
Actual		113,122	8.96%	121,629	9.60%	117,567	11.52%	116,657	11.42%
To be Well Capitalized	(1)	—	—	63,332	5.00%	—	—	51,097	5.00%
For capital adequacy		50,482	4.00%	50,666	4.00%	40,835	4.00%	40,878	4.00%
OCC Agreement minimum	(1)	—	—%	—	—%	—	—%	91,975	9.00%
(1) Designation as "Well Capitalized" does not apply to bank holding companies - the Company. Such categorization of capital adequacy only applies to insured depository institutions - the Bank. Under the terms of the OCC Agreement, terminated June 30, 2026, the Bank was not eligible to be “Well Capitalized” while the OCC Agreement was in effect and was designated as “Adequately Capitalized” regardless of its capital ratios being in excess of the regulatory defined Well Capitalized ratios.

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
Loans
The fair value of loans is using an exit price approach by discounting expected future cash flows at market rates for loans with similar credit characteristics and remaining maturities. The valuation incorporates factors that market participants would consider, including credit risk, liquidity, transaction costs and current market conditions. The determination of fair value requires significant judgment. The determination of fair value requires the use of significant judgment.
Loans Held for Sale
The fair value of loans held for sale is generally estimated by using a market approach based on observable market prices and other market inputs. Such loans are classified within Level 2 of the fair value hierarchy.
Certain credit card receivables held for sale at June 30, 2026 were valued using an income approach based on discounted expected cash flows. Significant assumptions included expected collections, anticipated credit losses, timing of collections, costs and uncertainties associated with administering and resolving the portfolio, and a market participant discount rate. Because significant inputs to the valuation are unobservable, these receivables are classified within Level 3 of the fair value hierarchy.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table provides a comparison of the carrying amounts and estimated fair values of Patriot’s financial assets and liabilities as of June 30, 2026 and December 31, 2025:

(In thousands)		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and noninterest bearing balances due from banks	Level 1	$2,533	$2,533	$2,411	$2,411
Interest-bearing deposits due from banks	Level 1	114,359	114,359	183,980	183,980
Restricted cash	Level 1	4,617	4,617	20,736	20,736
Available-for-sale securities	Level 2	228,942	228,942	212,950	212,950
Available-for-sale securities	Level 3	11,403	11,403	11,727	11,727
Federal Reserve Bank stock	Level 2	3,031	3,031	2,961	2,961
Federal Home Loan Bank stock	Level 2	742	742	679	679
Loans receivable, net	Level 3	877,440	857,856	585,723	571,015
Loans held for sale	Level 2	9,105	9,105	24,513	24,513
Loans held for sale	Level 3	14,592	14,592	—	—
Servicing assets	Level 3	638	626	660	652
Accrued interest receivable	Level 2	6,534	6,534	4,869	4,869
Retained beneficial interest	Level 3	348	348	518	518
Interest rate swap receivable	Level 2	52	52	39	39

Financial assets, total		$1,274,336	$1,254,740	$1,051,675	$1,037,050

Financial Liabilities:
Demand deposits	Level 2	$150,464	$150,464	$106,766	$106,766
Savings deposits	Level 2	83,030	83,030	38,036	38,036
Interest bearing DDA	Level 2	497,349	497,349	291,728	285,663
Money market deposits	Level 2	196,762	196,762	191,177	191,177
Time deposits	Level 2	241,435	240,643	283,395	283,401
Brokered deposits	Level 1	31,907	31,907	54,683	54,800
Subordinated debt	Level 2	8,301	8,054	8,289	8,102
Junior subordinated debt owed to unconsolidated trust	Level 2	8,163	8,163	8,157	8,157
Accrued interest payable	Level 2	298	298	615	615
Interest rate swap liability	Level 2	52	52	39	39
Financial liabilities, total		$1,217,761	$1,216,722	$982,885	$976,756
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables detail the financial assets measured at fair value on a recurring basis and the valuation techniques utilized relative to the fair value hierarchy, as of June 30, 2026 and December 31, 2025:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2026
U. S. Government agency and MBS	$—	$220,106	$—	$220,106
Corporate bonds	—	1,750	11,403	13,153
Subordinated notes	—	3,861	—	3,861
SBA loan pools	—	3,226	—	3,226
Available-for-sale securities	$—	$228,942	$11,403	$240,345

Loans held for sale	$—	$—	$14,592	$14,592

Retained beneficial interest	$—	$—	$348	$348

Interest rate swap receivable	$—	$52	$—	$52

Interest rate swap liability	$—	$52	$—	$52

December 31, 2025:
U. S. Government agency and MBS	$—	$204,068	$—	$204,068
Corporate bonds	—	1,737	11,727	13,464
Subordinated notes	—	3,752	—	3,752
SBA loan pools	—	3,393	—	3,393
Available-for-sale securities	$—	$212,950	$11,727	$224,677

Retained beneficial interest	$—	$—	$518	$518

Interest rate swap receivable	$—	$39	$—	$39

Interest rate swap liability	$—	$39	$—	$39

Patriot measures certain financial assets and financial liabilities at fair value. When circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value), the carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate. At June 30, 2026, such measurements included certain loans held for sale, individually evaluated loans, servicing assets and retained beneficial interests.
As of June 30, 2026 and December 31, 2025, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three and six months ended June 30, 2026, the Company had loans held for sale transfer into Level 3.

At June 30, 2026, certain credit card receivables held for sale with a carrying value of approximately $14.6 million were measured at fair value using a discounted cash flow approach. Significant unobservable inputs included assumptions regarding expected collections, credit losses, timing of collections, costs associated with administering and resolving the portfolio, and the market participant discount rate.
For the three and six months ended June 30, 2025, the Company had no transfers into or out of Levels 1, 2 or 3.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The reconciliation of the beginning and ending balances during the three and six months ended June 30, 2026 and 2025 for Level 3 assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Level 3 fair value, beginning of period	$12,028	$10,968	$12,245	$11,123
Unrealized (loss)/gain	(277)	509	(494)	354
Transfers in and /or out of Level 3	14,592	—	14,592	—
Level 3 fair value, end of period	$26,343	$11,477	$26,343	$11,477
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value as of June 30, 2026 and December 31, 2025:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
June 30, 2026
Individually evaluated loans, net	$23,096	Real Estate Appraisals	Discount for appraisal type	4%	-	11%

Loans held for sale	14,592	Discounted Cash Flows	Market discount rates	3%		14%

Servicing assets	635	Discounted Cash Flows	Market discount rates	12.75%	-	12.75%

Retained beneficial interest	348	Discounted Cash Flows	Market discount rates	10%	-	15%
			Loss projections (% exposure)	10%	-	20%
			Claim timing (months)	9 months	-	18 months

December 31, 2025:
Individually evaluated loans, net	$10,394	Real Estate Appraisals	Discount for appraisal type	8%	-	14%

Servicing assets	652	Discounted Cash Flows	Market discount rates	10%	-	15%

Retained beneficial interest	518	Discounted Cash Flows	Market discount rates	10%	-	15%
			Loss projections (% exposure)	10%	-	20%
			Claim timing (months)	9 months	-	18 months

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
The estimated fair value amounts have been measured as of June 30, 2026 and December 31, 2025, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Operating lease cost	$368	$133	$509	$241
Supplemental balance sheet information related to our operating lease arrangements is presented below:

(In thousands)	June 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	$2,856	$1,134
Operating lease liabilities	$2,930	$1,203
Weighted average remaining lease term	5.1 years	8.0 years
Weighted average discount rate %	4.1%	3.7%
The table below presents the supplemental cash flow information related to the leases:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$226	$97	$371	$201

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 14. Income Taxes
Accounting Policy
The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Under this method, deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Deferred tax assets are reduced by a valuation allowance when, based on all available positive and negative evidence, it is more likely than not that some or all of those assets will not be realized.
Income Tax Benefit
The Company recorded an income tax benefit of $1.5 million for the three months ended June 30, 2026, compared to a benefit of $49 thousand for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, the income tax benefit was $1.5 million and $48 thousand, respectively.
The effective tax rate for the three months ended June 30, 2026 was approximately 110%, compared to approximately 1% for the three months ended June 30, 2025. The income tax benefit and effective tax rate for the 2026 period were primarily attributable to a discrete benefit of approximately $1.2 million resulting from the partial release of the valuation allowance maintained against the Company's deferred tax assets, as described below. Other significant items affecting the effective tax rate include state income tax impacts, executive compensation limitations under IRC Section 162(m) and stock compensation related adjustments. The effective tax rate for the current period is not indicative of the Company’s expected annual effective tax rate.
Deferred Tax Assets and Valuation Allowance

The following table presents the change in the net deferred tax position:

(In thousands)	June 30, 2026	December 31, 2025
Gross deferred tax assets	$31,831	$30,992
Valuation allowance	(28,482)	(30,992)
Deferred tax asset	3,349	—
Deferred tax liability	(2,618)	(783)
Net deferred tax asset (liability)	731	$(783)
At December 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets and reported a net deferred tax liability of $783 thousand. At June 30, 2026, the Company recognized a deferred tax asset, net of the remaining valuation allowance and before offsetting deferred tax liabilities, of approximately $3.3 million. After offsetting deferred tax labilities of approximately $2.6 million, the Company reported a net deferred tax asset of $731 thousand.
During the quarter ended June 30, 2026, management evaluated all available positive and negative evidence and concluded that a portion of the Company’s deferred tax assets met the more likely than not recognition threshold. This conclusion was supported primarily by objectively verifiable positive evidence, including expected taxable income from sufficiently developed strategic actions, together with forecasted future taxable income as corroborative evidence. Accordingly, the Company released approximately $1.2 million of the valuation allowance previously maintained against those deferred tax assets and recognized a corresponding discrete income tax benefit. The change in the valuation allowance balance also reflects current period changes in the underlying deferred tax assets and temporary differences.
The Company continues to maintain a substantial valuation allowance against the remaining deferred tax assets, as cumulative consolidated losses in recent years constitute significant negative evidence regarding realizability. Management will continue to reassess the valuation allowance as additional objective evidence becomes available.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Section 382 Limitations

As of June 30, 2026, the Company had approximately $44.1 million of Federal net operating loss and recognized built-in loss carryforwards. Based on management’s preliminary Section 382 analysis, approximately $33.8 million of these tax attributes are expected to be subject to annual utilization limitation under Internal Revenue Code Section 382. The formal Section 382 study remains in process and is expected to be completed during 2026. Management will evaluate any additional refinements necessary for each reporting period completed. The Company has reflected the applicable Section 382 limitations, including those resulting from the 2025 ownership change, in its assessment of the realizability of its deferred tax assets.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 15. Segment Information
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

Note 16. Subsequent Events
Patriot evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements and determined that there were no subsequent events requiring recognition or disclosure in the accompanying consolidated financial statements.

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

Critical Accounting Policies
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Actual results could differ from those estimates. Management has identified the allowance for credit losses and the realizability of deferred tax assets as among the Company’s most critical accounting estimates because they are important to the portrayal of the Company’s financial condition and results of operations and require management to make subjective and complex judgments about matters that are inherently uncertain. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and Note 14, Income Taxes, for additional information.

SUMMARY OF RESULTS
The Company continued to execute its strategic plan during the six months ended June 30, 2026, with a focus on balance sheet growth, capital optimization, and risk management. Significant regulatory milestones were achieved during and shortly after the quarter. On June 30, 2026, when the OCC formally terminated its Formal Agreement with the Bank, resulting in the Bank's reclassification from "adequately capitalized" to "well capitalized" under applicable regulatory standards. On July 7, 2026, the OCC also notified the Bank that it no longer considered the Bank to be in “troubled condition” for purposes of applicable law and regulation.

For the three months ended June 30, 2026, the Company reported net income of $0.1 million, or $0.00 per basic and diluted share, compared to a net loss of $5.0 million, or $(0.06) per share, for the same period in 2025. For the six months ended June 30, 2026, the Company reported a net loss of $1.6 million, or $(0.01) per share, compared to a net loss of $7.8 million, or $(0.17) per share, for the same period in 2025. The improvement reflects higher net interest income and increased non-interest income, partially offset by higher operating expenses.

FINANCIAL CONDITION
Total assets increased to $1.32 billion at June 30, 2026, from $1.09 billion at December 31, 2025, primarily driven by loan origination and purchase activity and continued growth of the investment securities portfolio.
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash decreased from $207.1 million at December 31, 2025 to $121.5 million at June 30, 2026. The decrease was driven primarily by a strategic reallocation of liquidity into higher yielding asset classes, consistent with the Company’s strategic objectives. For further details, refer to the Consolidated Statements of Cash Flows.

Investment securities

Total investments increased by $15.7 million, or 7.0%, to $240.3 million at June 30, 2026, compared to $224.7 million at December 31, 2025. The investment portfolio continues to be composed primarily of U.S. Government agency and mortgage‑backed securities. The net increase was driven principally by $51.0 million in purchases of available‑for‑sale securities during 2026, reflecting the Company’s ongoing deployment of liquidity into investment securities as part of its balance sheet repositioning strategy. These purchases were partially offset by $29.1 million in sales proceeds, $3.9 million in principal paydowns, and a $4.1 million increase in unrealized losses.

At June 30, 2026, securities of $132.7 million were pledged to the FHLB or FRB at June 30, 2026, compared to $15.1 million at December 31, 2025. Of the June 30, 2026 amount, approximately $98.1 million was pledged to the FHLB to support available borrowing capacity, with no FHLB borrowings outstanding at quarter-end. Approximately $34.6 million was pledged to the FRB in connection with requirements applicable to the Bank while it was considered to be in troubled condition; no FRB borrowings were outstanding at June 30, 2026.
Loans held for investment

Loans receivable, net, increased to $877.4 million at June 30, 2026 from $585.7 million at December 31, 2025, an increase of approximately $291.7 million or approximately 50%. The increase reflects new loan originations under the Bank's targeted lending initiatives, as well as continued purchases of residential and commercial real estate loans.
The following table provides the composition of the Company’s loan held for investment portfolio as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
Loan portfolio:
Commercial Real Estate	$487,265	55.00%	346,191	58.42%
Residential Real Estate	201,153	22.71%	79,667	13.44%
Commercial and Industrial	189,094	21.34%	146,828	24.78%
Consumer and Other	8,396	0.95%	19,876	3.35%
Loans receivable, gross	885,909	100.00%	592,562	100.00%
Allowance for credit losses	(8,469)		(6,839)
Loans receivable, net	$877,440		$585,723

Commercial real estate remained the largest loan category as of June 30, 2026, comprising 55.0% of total gross loans, compared to 58.4% at December 31, 2025. Residential real estate loans increased to 22.7% of total gross loans from 13.4% at year‑end, driven primarily by loan purchases completed during the first quarter of 2026. SBA loans held for investment are included within the commercial real estate and commercial and industrial loan categories. As of June 30, 2026 and December 31, 2025, SBA loans classified as commercial real estate totaled $10.4 million. SBA loans included in the commercial and industrial loan category totaled $7.6 million at June 30, 2026, compared to $8.7 million at December 31, 2025.

As of June 30, 2026, the Company’s net loan‑to‑deposit ratio increased to 73.1% from 60.6% at December 31, 2025, while the net loan‑to‑total assets ratio increased to 66.6% from 53.8% over the period. These increases are consistent with the Company’s balance sheet repositioning strategy.
Commercial Real Estate Loans ("CRE")
The following table provides the composition of the commercial real estate loan portfolio as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
Commercial Real Estate
CRE owner occupied	$111,532	23%	$72,883	21%
CRE multifamily	97,371	20%	52,502	15%
CRE office	26,688	5%	26,347	8%
CRE retail	59,029	12%	42,953	12%
Other CRE non-owner occupied	192,645	40%	151,505	44%
Total	$487,265	100%	$346,191	100%
The following table provides the commercial real estate loan portfolio by geographic concentrations as of June 30, 2026 and December 31, 2025:

(In thousands)	June 30, 2026		December 31, 2025
	Amount	%	Amount	%
New York	$180,761	37%	$166,794	48%
Connecticut	71,075	15%	64,395	19%
New Jersey	21,742	4%	23,534	7%
Other Markets (1)	213,687	44%	91,468	26%

Total Commercial Real Estate	$487,265	100%	$346,191	100%
(1) Other Market consists of loans in all other states, of which California is $143.6 million as of June 30, 2026. No others are greater than 5% of the total as of the periods ending June 30,2026 and December 31, 2025.

Commercial real estate and commercial and industrial loans represented approximately 76.4% of total gross loans at June 30, 2026. Accordingly, the Company’s credit performance remains significantly influenced by borrower operating performance, collateral values, and economic conditions in the markets and customer segments served by the Bank. For purposes of internal and regulatory CRE concentration monitoring, including under OCC Bulletin 2006-46, owner-occupied CRE loans are excluded from CRE totals and classified as commercial and industrial loans, although owner-occupied CRE loans are included in the CRE portfolio presentation above.
As of June 30, 2026, the Bank’s CRE concentration was 289% of Tier 1 capital plus allowance for credit loss, below the Bank’s concentration policy limit of 350%. Exceeding this threshold would not, by itself, indicate unsafe or unsound banking practices; however, it subjects the Bank to heightened supervisory expectations for portfolio management, risk assessment, and capital planning. Management maintains portfolio management procedures, underwriting standards, and stress testing practices consistent with these regulatory expectations.

Allowance for Credit Losses ("ACL") on Loans
The Company estimates its ACL under the CECL methodology in ASC 326. The allowance for credit losses was $8.5 million at June 30, 2026, compared to $6.8 million at December 31, 2025. Based on management’s evaluation of the loan portfolio at June 30, 2026, management believed the ACL of $8.5 million, or 0.96% of gross loans, was appropriate to absorb expected credit losses in the loan portfolio as of that date. The increase from December 31, 2025 reflected, in part, the initial allowance recorded on loans purchased during the first quarter of 2026 under ASU 2025-08.
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
The following table summarizes activity in the ACL:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

Balance at beginning of the period	$7,779	$6,729	$6,839	$7,305
Provision for credit losses	567	1,602	1,300	2,358
Net recovery (charge-offs)	124	(536)	330	(1,868)
Balance at end of the period	$8,469	$7,795	$8,469	$7,795

Ratios:
Net charge-offs to average loans (annualized)	—%	(0.08)%	—%	(0.55)%
Allowance for credit losses to total loans	0.96%	1.33%	0.96%	1.33%
Allowance for credit losses to nonaccrual loans	33.80%	32.15%	33.80%	32.15%

For the three months ended June 30, 2026, net charge-offs decreased $0.7 million to $0.1 net recovery, compared to $(0.5) million and 0.08% for the three months ended June 30, 2025.

For the six months ended June 30,2026, net charge-offs decreased $2.2 million to $0.3 million net recovery, from $(1.9) million as of June 30, 2025, Net charge-offs to average loans improved to a nominal net recovery for the six months ended June 30, 2026 from 0.55% for the period ended June 30, 2025. The decrease in net charge-offs in 2026 was primarily due to reductions and repositioning of the portfolio completed in 2025.
Average loans increased by approximately $180 million to $837.3 million for the three months ended June 30, 2026 from $657.7 million for the three months ended June 30, 2025. For the six-month period, the average loan balance increased $99.4 million, from $684.0 million in 2025 to $783.4 million in 2026. The increase reflects new loan originations under the Bank's targeted lending initiatives, as well as continued purchases of residential and commercial real estate loans.
Non-accrual loans
Non-accrual loans were $25.0 million as of June 30, 2026, compared to $24.2 million as of June 30, 2025. The ACL-to-non-accrual loans ratio was 33.8% as of June 30, 2026, compared to 32.15% as of June 30, 2025. The Company continues to actively manage and monitor credit risk, particularly in commercial real estate and consumer loan portfolios.

The following table presents non-accrual loans as of the dates indicated:

	June 30,	December 31,
(In thousands)	2026	2025
Non-accruing loans:
Commercial Real Estate	$11,422	$13,701
Residential Real Estate	788	57
Commercial and Industrial	12,654	10,182
Consumer and Other	175	413
Total non-accruing loans	25,039	24,353

Loans past due over 90 days and still accruing	—	—
Total nonperforming assets	$25,039	$24,353

Nonperforming assets to total assets	1.90%	2.24%
Nonperforming loans to total loans, net	2.85%	4.16%
Non-accrual loans increased $0.6 million, to $25.0 million at June 30, 2026 from $24.4 million at December 31, 2025. At June 30, 2026, non-accrual loans were comprised of 105 loans, compared to 151 loans at December 31, 2025. At June 30, 2026, 40 loans were individually evaluated and a specific reserve of $2.7 million was established, compared to 9 individually evaluated loans and a specific reserve of $2.1 million at December 31, 2025. The increase in loan count and specific reserves on individually evaluated loans reflects continued enhanced loan-level analysis on certain credits within the portfolio, which resulted in refined reserve estimates for those loans. Individually evaluated loans are measured based on collateral value or discounted expected cash flows, as applicable.
Nonperforming assets to total assets improved to 1.90% at June 30, 2026 from 2.24% at December 31, 2025. Nonperforming loans to total loans, net decreased to 2.85% from 4.16%, primarily due to total loans increasing during 2026.
Loans held for sale
Loans held for sale totaled $23.7 million at June 30, 2026, compared to $24.5 million at December 31, 2025. These balances primarily consist of credit card receivables originated for certain digital payments customers and sold shortly after origination to third parties. During the second quarter of 2026, certain credit card receivables that had been expected to be sold remained on the Company’s balance sheet after the anticipated sale was not completed. The Company recorded a valuation allowance of approximately $5.5 million on these receivables during the quarter to reflect their estimated fair value. The Company also recognized approximately $5.3 million of other income during the quarter related to contractual indemnification rights associated with the same program manager relationship.
Deferred Taxes

The Company reported a net deferred tax asset of approximately $731 thousand at June 30, 2026, compared with a net deferred tax liability of $783 thousand at December 31, 2025. During the second quarter of 2026, management concluded that a portion of the Company’s deferred tax assets met the more-likely-than-not realization threshold and released approximately $1.2 million of the related valuation allowance, resulting in a corresponding discrete income tax benefit. The Company continues to maintain a substantial valuation allowance against its remaining deferred tax assets.

Management will continue to evaluate the realizability of its deferred tax assets based on all available positive and negative evidence. Changes in operating results, expected taxable income, strategic actions, applicable tax-law limitations or other relevant factors could result in additional changes to the valuation allowance and affect future income tax expense or benefit. See Note 14, Income Taxes, for additional information.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	June 30, 2026		December 31, 2025
Non-interest bearing:
Total non-interest bearing deposits	150,464		106,766
Interest bearing:
Savings	83,030		38,036
Interest bearing DDA & NOW accounts	497,349		291,728
Money market	196,762		191,177
Certificates of deposit, $250,000 or less	173,979		206,915
Certificates of deposit, more than $250,000	67,456		76,480
Brokered deposits	31,907		54,683
Total interest bearing deposits	1,050,483	1,050,483	859,020

Total Deposits	$1,200,947		$965,786

Additional deposit metrics
Deposits associated with digital payments customers	$384,968		$297,702

Total retail branch bank deposits	$332,180		$341,453

Total uninsured deposits	$238,938		$194,254
Total deposits increased to $1.2 billion, with further reductions in brokered deposits. Brokered deposits decreased $22.8 million to $31.9 million at June 30, 2026 from $54.7 million at December 31, 2025. These changes reflect the Company’s ongoing efforts to manage liquidity, reduce certain deposit concentrations, and support its broader balance sheet repositioning.
Borrowings
Total borrowings were $16.5 million at June 30, 2026, compared to $16.4 million at December 31, 2025, relatively unchanged. Subordinated debt and junior subordinated debt remained substantially stable at $8.3 million and $8.2 million, respectively. No FHLB, FRB, or correspondent bank advances were outstanding at June 30, 2026. The Bank maintained standby letters of credit issued by the FHLB for the benefit of Mastercard in connection with card settlement requirements of $70.5 million at June 30, 2026 and $55.0 million at December 31, 2025, which reduced available FHLB borrowing capacity.
Shareholders’ Equity
Total shareholders' equity decreased to $88.9 million at June 30, 2026 from $94.7 million at December 31, 2025, a decrease of $5.8 million. The decrease was primarily driven by a $4.3 million increase in accumulated other comprehensive loss, reflecting higher unrealized losses on available-for-sale securities, and a year-to-date net loss of $1.6 million.

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended June 30, 2026 and 2025:

(In thousands)	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$837,286	$12,248	5.87%	$657,729	$9,103	5.55%
Investments	244,982	3,106	5.07%	87,193	586	2.69%
Cash equivalents and other	117,298	1,061	3.63%	162,714	1,805	4.45%

Total interest earning assets	1,199,566	16,415	5.49%	907,636	11,494	5.08%

Total non-earning assets	47,857			40,383

Total Assets	$1,247,423			$948,019

Liabilities
Interest bearing liabilities:
Deposits	$1,026,130	$7,053	2.76%	$770,389	$6,793	3.54%
Borrowings	9,648	95	3.95%	121	3	9.94%
Senior notes	—	—	—%	6,674	183	10.97%
Subordinated debt	16,458	310	7.56%	16,266	327	8.06%
Note Payable	—	—	—%	70	—	—%

Total interest bearing liabilities	1,052,236	7,458	2.84%	793,520	7,306	3.69%

Non-interest bearing deposits	86,581			86,353
Other liabilities	18,097			7,598

Total Liabilities	1,156,914			887,471

Shareholders' equity	90,509			60,548

Total Liabilities and Shareholders' Equity	$1,247,423			$948,019

Net interest income		$8,957			$4,188

Net interest margin			2.99%			1.85%
Net interest spread			2.65%			1.39%

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the six months ended June 30, 2026 and 2025:

(In thousands)	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$783,406	$22,278	5.73%	$683,959	$19,083	5.63%
Investments	243,794	6,060	4.97%	86,895	1,161	2.67%
Cash equivalents and other	155,330	2,801	3.64%	171,509	3,798	4.47%

Total interest earning assets	1,182,530	31,139	5.31%	942,363	24,042	5.14%

Total non-earning assets	42,668			39,313

Total Assets	$1,225,198			$981,676

Liabilities
Interest bearing liabilities:
Deposits	$1,004,159	$14,311	2.87%	$817,188	$14,591	3.60%
Borrowings	9,552	188	3.97%	4,503	101	4.52%
Senior notes	—	—	—%	8,932	505	11.31%
Subordinated debt	16,454	607	7.44%	17,021	702	8.32%
Note Payable	—	—	—%	97	1	2.08%

Total interest bearing liabilities	1,030,165	15,106	2.96%	847,741	15,900	3.78%

Non-interest bearing deposits	87,573			90,192
Other liabilities	14,490			7,241

Total Liabilities	1,132,227			945,174

Shareholders' equity	92,971			36,502

Total Liabilities and Shareholders' Equity	$1,225,198			$981,676

Net interest income		$16,033			$8,142

Net interest margin			2.73%			1.74%
Net interest spread			2.35%			1.36%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 compared to 2025			2026 compared to 2025
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans	$2,485	$661	$3,146	$2,775	$421	$3,195
Investments	1,012	1,563	2,575	2,018	2,991	5,008
Other Investments	(55)	—	(55)	(110)	—	(110)
Cash equivalents and other	(504)	(240)	(744)	(358)	(639)	(997)

Total interest earning assets	2,938	1,983	4,921	4,324	2,773	7,097

Interest bearing liabilities:
Deposit	(2,255)	1,996	(259)	(3,339)	3,619	280
Borrowings	(90)	(4)	(93)	(109)	22	(87)
Senior notes	183	—	183	505	—	505
Subordinated debt	(8)	25	18	15	80	95

Total interest bearing liabilities	(2,170)	2,018	(152)	(2,927)	3,721	794

Increase (decrease) in net interest income	$768	$4,001	$4,769	$1,397	$6,494	$7,891

Results of Operations
For the three months ended June 30, 2026, the Company reported net income of $0.1 million, or $0.00 per basic and diluted share, compared to a net loss of $5.0 million, or $(0.06) per share, for the same period in 2025. For the six months ended June 30, 2026, the Company reported a net loss of $1.6 million, or $(0.01) per share, compared to a net loss of $7.8 million, or $(0.17) per share, for the same period in 2025. The improvement reflects higher net interest income and increased non-interest income, partially offset by higher operating expenses.
Net interest income
Net interest income for the three months ended June 30, 2026 was $9.0 million, compared to $4.2 million for the same period in 2025, an increase of $4.8 million, or approximately 114%. For the six months ended June 30, 2026, net interest income was $16.0 million, compared to $8.1 million for the six months ended June 30, 2025. The increase reflects significant growth in the loan portfolio, a higher-yielding investment securities portfolio, and relatively stable funding costs.

Interest and fees on loans increased $3.1 million for the quarter and $3.2 million year-to-date, driven by substantial loan portfolio growth since year-end 2025.

Interest on investment securities increased $2.5 million for the quarter and $4.8 million year-to-date, reflecting the Company's strategic reallocation of liquidity from cash to investment securities.

Total interest expense increased $152 thousand for the quarter and decreased $794 thousand year-to-date, as the elimination of senior note interest expense following the March 2025 debt conversion partially offset volume-driven increases in deposit interest costs.

Net interest margin of 3.03% for the three months ended June 30, 2026, compared to 1.85% for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, net interest margin was 2.75% and 1.74%, respectively.

Provision (Credit) for credit losses
The Company recorded $590 thousand in provision for credit losses for the three months ended June 30, 2026, compared to $1.5 million for the same period in 2025. For the six months ended June 30, 2026 and 2025, provision for credit losses was $409 thousand and $2.3 million, respectively. The lower provision in 2026 reflects a broadly improving credit quality profile in the loan portfolio following actions taken during 2025 to address higher-risk legacy assets, including increased provisioning and loan sales, partially offset by growth in new originations. As noted above, the initial ACL of $925 thousand on purchased loans was recorded under ASU 2025-08 as an adjustment to amortized cost rather than through provision expense.
Non-interest income
Non-interest income for the three months ended June 30, 2026 was $3.1 million, compared to $2.0 million for the same period in 2025, an increase of $1.1 million. For the six months ended June 30, 2026, non-interest income was $6.3 million, compared to $4.8 million for the prior-year period.
The primary driver was Digital Payments income, which increased $0.4 million to $2.6 million for the quarter and $1.5 million to $5.3 million year-to-date. The increase primarily reflected higher transaction volumes from certain existing program managers, partially offset by the Bank’s risk-based reduction of activity with other program manager relationships. This growth was partially offset by a decline in deposit fees and service charges and lower loan-related fee income compared to the prior year.

Non-interest expense

Non-interest expense for the three months ended June 30, 2026 was $12.8 million, compared to $9.7 million for the same period in 2025, an increase of $3.1 million. For the six months ended June 30, 2026, non-interest expense was $25.1 million, compared to $18.5 million for the prior-year period. Salaries and benefits increased $1.1 million for the quarter and $3.4 million year-to-date, reflecting investments in new leadership and management talent as well as higher equity-based compensation expense. A significant portion of the equity-based compensation relates to awards with relatively short vesting periods, which resulted in elevated expense recognition during the period.

Professional and outside services increased $1.3 million for the quarter and $1.8 million year-to-date, driven largely by legal, compliance, advisory and other remediation-related costs associated with the Bank’s former Formal Agreement with the OCC. Occupancy and equipment increased $0.4 million for the quarter and $0.5 million year-to-date, reflecting the opening of a new Beverly Hills, California office in the first quarter of 2026.
Income Taxes
For the three months ended June 30, 2026, the Company recorded an income tax benefit of $1.5 million, compared to a benefit of $49 thousand for the three months ended June 30, 2025. The 2026 benefit reflects the partial release of the valuation allowance on deferred tax assets, which resulted in the recognition of a $3.3 million deferred tax asset. For the six months ended June 30, 2026, the income tax benefit was $1.5 million, compared to $48 thousand for the same period in 2025.

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
The Company's on-hand liquidity and total liquidity ratios as of June 30, 2026 and December 31, 2025, are as follows:

(In thousands)	June 30, 2026	December 31, 2025
On-hand liquidity
Interest-bearing cash and cash equivalents	$114,359	$183,980
Available-for-sale securities, at fair value	240,345	224,677
Less: pledged available-for-sale securities	(132,738)	(15,138)
Total on-hand liquidity	221,966	393,519

Borrowing capacity
FHLB borrowing capacity	158,615	76,003
FRB borrowing capacity	44,898	26,357
Brokered deposit capacity	180,142	144,868
Total borrowing capacity	383,655	247,228
Less: used borrowing capacity
FHLB capacity used (including the standby letter of credit)	(71,161)	(55,671)
FRB capacity used	—	—
Outstanding brokered deposits	(31,907)	(54,683)
Total used borrowing capacity	(103,068)	(110,354)

Total liquidity	$502,553	$530,393

Total liabilities	$1,228,782	$993,160

On-hand liquidity to total liabilities	18.06%	39.62%
Total liquidity to total liabilities	40.90%	53.40%

On-hand liquidity declined by $171.6 million during the six months ended June 30, 2026, as the Company redeployed excess cash into higher-yielding earning assets, including loan originations and acquisitions, resulting in net loan growth of $291.6 million. The Company also enhanced its contingent liquidity position by increasing the amount of available for sale securities pledged to the FHLB, which increased available borrowing capacity to $158.6 million at June 30, 2026 from $76.0 million at December 31, 2025. On-hand liquidity to total liabilities decreased to 18.06% from 39.62%, and total liquidity to total liabilities declined to 40.90% from 53.40%, primarily reflecting the deployment of liquidity into earning assets, and increased available borrowing capacity.
Liquidity represents the Company's ability to meet its financial obligations as they come due, including deposit withdrawals, funding commitments, debt service, and other operating needs. Management believes the Company's liquidity position at June 30, 2026 was sufficient to meet expected funding needs and reasonably anticipated deposit fluctuations.
Net cash used in operating activities for the six months ended June 30, 2026 was $8.5 million, compared to $4.9 million used in the same period of 2025. The increase in cash used reflects higher net originations of loans held for sale, net of proceeds, as well as increases in accrued interest receivable and other assets and a reduction in accrued expenses and other liabilities, which together resulted in net cash outflows from working capital of $8.1 million during the period. These outflows were partially offset by a lower net loss and higher share-based compensation of $3.3 million compared to $1.3 million in the prior-year period.

Net cash used in investing activities was $310.3 million for the six months ended June 30, 2026, compared to $121.5 million provided by investing activities in the prior-year period. The primary driver of the period-over-period change was $291.6 million in net loan originations and purchases, primarily in residential and commercial real estate, as well as net purchases of available for sale securities of $18.0 million.

Net cash provided by financing activities was $233.3 million for the six months ended June 30, 2026, compared to $76.3 million used in the prior-year period. Total deposits increased by $235.2 million, reflecting growth in core deposits and deposit activity associated with the Company’s digital payments business. Deposits served as the primary funding source for the Company's asset growth during the period.

Cash, cash equivalents and restricted cash decreased $85.6 million during the six months ended June 30, 2026, compared to an increase of $40.4 million during the same period in 2025. The decrease primarily reflects the Company's strategic deployment of liquidity into higher-yielding earning assets, including loans and investment securities, while funding balance sheet growth through deposit growth and increased borrowing capacity.
REGULATORY CAPITAL REQUIREMENTS
As of June 30, 2026, the Bank’s regulatory capital ratios exceeded the minimum levels required for classification as “well capitalized” under applicable federal banking regulations. On June 30, 2026, the OCC terminated the Formal Agreement with the Bank, and the Bank is no longer subject to the higher minimum capital ratios previously established thereunder. At June 30, 2026, the Bank’s total risk-based capital ratio was 14.15%, its Tier 1 risk-based capital ratio was 13.22%, its common equity Tier 1 capital ratio was 13.22%, and its Tier 1 leverage ratio was 9.60%. See Note 11 to the consolidated financial statements for additional information regarding the Company’s and the Bank’s regulatory capital amounts and ratios.

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
The tables below present estimated changes in net portfolio value and net interest income under selected instantaneous interest rate shock scenarios at June 30, 2026 and December 31, 2025.

	Net Portfolio Value - Performance Summary
(In thousands)	As of June 30, 2026			As of December 31, 2025
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$163,201	$(20,713)	(11.26)%	$118,478	$(25,935)	(17.96)%
+100	175,893	(8,021)	(4.36)%	132,666	(11,747)	(8.13)%
BASE	183,914	—	—	144,413	—	—
-100	187,545	3,631	1.97%	156,122	11,709	8.11%
-200	189,280	5,366	2.92%	163,243	18,830	13.04%

	Net Interest Income - Performance Summary
(In thousands)	June 30, 2026			December 31, 2025
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$39,548	$(817)	(2.02)%	$24,099	$(2,580)	(9.67)%
+100	40,070	(295)	(0.73)%	25,470	(1,209)	(4.53)%
BASE	40,365	—	—	26,679	—	—
-100	40,903	538	1.33%	28,374	1,695	6.35%
-200	42,190	1,825	4.52%	29,634	2,955	11.08%
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 because the Company had not yet completed the testing and evaluation necessary to conclude that the material weakness in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 had been remediated.

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
During the six months ended June 30, 2026, management continued to implement remediation measures designed to address the material weakness, including formalizing additional documentation protocols, enhancing evidence retention and monitoring, refining financial close and reconciliation review procedures, continuing implementation of information technology general control enhancements, and further clarifying control responsibilities and oversight. Many of these remediation measures remain in process, and the Company will not consider the material weakness remediated until the applicable remediated controls have operated effectively for a sufficient period of time and management has completed testing sufficient to conclude that the material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, the Company continued to implement remediation measures related to the previously disclosed material weakness, including enhancements to documentation, evidencing, monitoring, financial close and reconciliation procedures, information technology general controls, and controls over certain third party and digital payments activities. These remediation activities resulted in changes to the Company’s internal control over financial reporting during the quarter. Other than such remediation measures, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

On May 7, 2026, First-Citizens Bank & Trust Company d/b/a Silicon Valley Bank filed a complaint against Patriot Bank, N.A. in the United States District Court for the Southern District of New York (Case No. 1:26-cv-3810), alleging breach of contract and tortious interference with contract, and seeking declaratory and injunctive relief in connection with a credit card receivables program for which Patriot served as originating bank. The Court denied SVB’s request for a temporary restraining order on May 13, 2026 and, following an evidentiary hearing, denied SVB’s motion for a preliminary injunction on May 21, 2026. On July 30, 2026, the Court also denied SVB’s renewed motion for a preliminary injunction. Patriot believes the complaint is without merit and intends to defend the action vigorously.

Patriot has also asserted claims against SVB, its servicer, Carmel, and certain affiliates of the program manager arising from the same underlying circumstances. Patriot’s claims include unjust enrichment, conversion, constructive trust, tortious interference with business relationships and contractual rights, accounting, declaratory relief, and civil violations of the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”). Patriot is seeking damages and other appropriate relief.
Item 1A: Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Our reliance on third-party vendors, program managers, fintech service providers, and other counterparties exposes us to significant third-party risk.

Our institutional banking, digital payments, treasury, compliance, regulatory reporting, audit, and technology activities depend on third-party relationships, including program managers, processors, technology providers, compliance and monitoring vendors, professional service providers, and other counterparties. Banking regulators expect banks to maintain risk-based due diligence, ongoing monitoring, periodic reviews, and appropriate oversight of significant third-party relationships.

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

From time to time, we receive reports from vendors, regulators, or other third parties concerning cybersecurity, privacy, or other data incidents that may involve Bank or customer information maintained by third parties. We investigate and evaluate such matters to determine their nature and scope and any appropriate response. Such incidents could require significant and costly notification, remediation, investigation, or other response measures and could result in regulatory inquiries, litigation, or other liabilities. Although we may have contractual indemnification rights against responsible third parties and insurance coverage for certain losses, such rights and coverage may be insufficient, subject to limitations or exclusions, or exceed the financial resources of the responsible party or applicable policy limits. Any such incident could materially adversely affect our business, financial condition, and results of operations.

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
10.1
Addendum to Employment Agreement, effective April 26, 2026, by and between Patriot National Bancorp, Inc. and Steven A. Sugarman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2026)

10.2
Addendum to Employment Agreement, effective April 26, 2026, by and between Patriot National Bancorp, Inc. and Carlos P. Salas (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2026)

10.3
Addendum to Employment Agreement, effective April 26, 2026, by and between Patriot National Bancorp, Inc. and Angie Miranda (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2026)

10.4
Addendum to Employment Agreement, effective April 26, 2026, by and between Patriot National Bancorp, Inc. and William Paul Simmons (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2026)

10.5	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 31, 2024)
31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Schema Document

101.CAL#	Inline XBRL Calculation Linkbase Document

101.LAB#	Inline XBRL Labels Linkbase Document

101.PRE#	Inline XBRL Presentation Linkbase Document

101.DEF#	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL and contained in Exhibit 101)
The exhibits marked with the section symbol (#) are interactive data files.
*The certification is being furnished and shall not be deemed filed.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2026	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Carlos P. Salas
Carlos P. Salas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven Sugarman
Steven Sugarman
President and Chief Executive Officer
(Principal Executive Officer)