Form 10-Q
period 2026-09-30
PATRIOT NATIONAL BANCORP INC
filed 2026-11-12
CIK 1098146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of November 11, 2026, there were 124,088,230 shares of the registrant’s common stock outstanding.

PART I- FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements
PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
(In thousands, except share data)	Unaudited

Assets
Cash and due from banks:
Non-interest-bearing deposits and cash	$2,123	$2,411
Interest-bearing deposits	286,993	183,980
Restricted cash	31	20,736
Total cash, cash equivalents and restricted cash	289,147	207,127
Available-for-sale securities, at fair value	226,253	224,677
Federal Reserve Bank (FRB) stock, at cost	3,171	2,961
Federal Home Loan Bank (FHLB) stock, at cost	742	679
Loans receivable (net of allowance for credit losses: 2026: $(8,469) and 2025: $(6,839))	893,219	585,723
Loans held for sale	28,486	24,513
Accrued interest and dividends receivable	6,604	4,869
Premises and equipment, net	28,357	28,116
Deferred tax asset, net	920	—
Core deposit intangible, net	74	109
Other assets	20,300	9,066
Total assets	$1,497,273	$1,087,840

Liabilities
Deposits:
Non-interest-bearing deposits	$347,565	$106,766
Interest-bearing deposits	1,025,927	859,020
Total deposits	1,373,492	965,786

Borrowed Funds	26,144	16,446
Advances from borrowers for taxes and insurance	1,942	893
Accrued expenses and other liabilities	12,527	10,035
Total liabilities	1,414,105	993,160

Shareholders' equity
Common stock, $0.01 par value; authorized 200,000,000 2026 issued shares 123,598,549; outstanding shares 123,524,808; 2025 issued shares 115,070,413 outstanding shares 114,996,672	1,236	1,151
Additional paid-in capital	212,500	206,446
Accumulated deficit	(100,030)	(99,619)
Treasury stock, at cost; 73,741 shares at September 30, 2026 and December 31, 2025	(1,179)	(1,179)
Accumulated other comprehensive loss	(29,359)	(12,119)
Total shareholders' equity	83,168	94,680
Total liabilities and shareholders' equity	$1,497,273	$1,087,840
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$14,209	$8,565	$36,487	$27,648
Interest on investment securities	2,989	598	8,923	1,694
Dividends on investment securities	64	48	190	113
Other interest income	858	2,332	3,659	6,130
Total interest and dividend income	18,120	11,543	49,259	35,585

Interest Expense
Interest on deposits	7,030	6,090	21,341	20,681
Interest on borrowed funds	348	443	1,143	1,752
Total interest expense	7,378	6,533	22,484	22,433

Net interest income	10,742	5,010	26,775	13,152

Provision for credit losses	(3)	(431)	406	1,826

Net interest income after credit loss provision	10,745	5,441	26,369	11,326

Non-interest Income
Loan application, inspection and processing fees	122	111	312	427
Deposit fees and service charges	109	281	587	1,180
Loss on sales of loans, net	—	(992)	(10)	(1,908)
Loss on sale of investment securities, net	—	—	(11)	—
Digital Payments income	2,630	2,684	7,975	6,550
Other income	3,086	123	3,428	716
Total non-interest income	5,947	2,207	12,281	6,965

Non-interest Expense
Salaries and benefits	6,999	5,694	20,157	15,447
Occupancy and equipment expense	1,034	766	3,062	2,281
Data processing expense	438	473	1,025	1,311
Professional and other outside services	4,809	745	8,720	2,872
Advertising and promotional expense	33	46	116	243
Loan administration and processing expense	76	8	198	125
Regulatory assessments	309	605	1,396	1,477
Insurance expense, net	205	253	662	463
Communications, stationary and supplies	441	456	1,328	1,032
Other operating expense	1,336	1,264	4,100	3,528
Total non-interest expense	15,680	10,310	40,764	28,779

Income (loss) before income taxes	1,012	(2,662)	(2,114)	(10,488)

Benefit for income taxes	(189)	(5)	(1,703)	(53)

Net income (loss)	$1,201	$(2,657)	$(411)	$(10,435)

Basic income (loss) per share	$0.01	$(0.03)	$0.00	$(0.16)
Diluted income (loss) per share	$0.01	$(0.03)	$0.00	$(0.16)
See Accompanying Notes to Consolidated Financial Statements

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$1,201	$(2,657)	$(411)	$(10,435)

Other comprehensive income (loss)

Unrealized holding gain (loss) on securities	(12,971)	1,514	(17,251)	3,760
Reclassification for realized loss (gain) on sale of investment securities	—	—	11	—
Net change in unrealized gain (loss)	(12,971)	1,514	(17,240)	3,760

Income tax (expense) benefit	—	—	—	—
Other comprehensive income, net of tax	(12,971)	1,514	(17,240)	3,760

Comprehensive loss	$(11,770)	$(1,143)	$(17,651)	$(6,675)

See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

	Three Months Ended September 30, 2026
(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid -in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2026	117,736,586	$1,177	$206,557	$(101,231)	$(1,179)	$(16,388)	$88,935
Comprehensive (loss) income:
Net income	—	—	—	1,201	—	—	1,201
Unrealized holding loss on AFS securities, net of tax	—	—	—	—	—	(12,971)	(12,971)
Total comprehensive (loss) income	—	—	—	1,201	—	(12,971)	(11,770)
Common stock issuance	5,861,963	59	5,406	—		—	5,465
Share-based compensation expense	—	—	1,107	—	—	—	1,107
RSU settlement	—	—	(569)	—	—	—	(569)
Balance at September 30, 2026	123,598,549	$1,236	$212,500	$(100,030)	$(1,179)	$(29,359)	$83,168

	Nine Months Ended September 30, 2026
(In thousands, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2025	115,070,413	$1,151	$206,446	$(99,619)	$(1,179)	$(12,119)	$94,680
Comprehensive (loss) income:
Net loss	—	—	—	(411)	—	—	(411)
Unrealized holding loss on AFS securities, net of tax	—	—	—	—	—	(17,240)	(17,240)
Total comprehensive (loss) income	—	—	—	(411)	—	(17,240)	(17,651)
Common stock issuance	8,528,136	85	5,381	—		—	5,466
Share-based compensation expense	—	—	4,445	—	—	—	4,445
RSU settlement	—	—	(3,772)	—	—	—	(3,772)
Balance at September 30, 2026	123,598,549	$1,236	$212,500	$(100,030)	$(1,179)	$(29,359)	$83,168
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited) (Continued)

	Three Months Ended September 30, 2025
(In thousands, except shares)	Number of Common Shares	Preferred Stock	Common Stock	Additional Paid -in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2025	84,783,830	$5,099	$847	$169,555	$(94,686)	$(1,179)	$(13,435)	$66,201
Comprehensive loss:
Net loss	—	—	—	—	(2,657)	—	—	(2,657)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	—	1,514	1,514
Total comprehensive loss	—	—	—	—	(2,657)	—	1,514	(1,143)
Preferred stock conversion(1)	7,266,560	(5,099)	—	5,099	—	—	—	—
Common stock issuance	22,940,627	—	302	27,856	—	—	—	28,158
Share-based compensation expense	—	—	—	1,806	—	—	—	1,806
Balance at September 30, 2025	114,991,017	$—	$1,150	$204,317	$(97,343)	$(1,179)	$(11,921)	$95,023
(1) Zero preferred stock shares issued and outstanding as of September 30, 2025.

	Nine Months Ended September 30, 2025
(In thousands, except shares)	Number of Common Shares	Preferred Stock	Common Stock	Additional Paid -in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance at December 31, 2024	3,991,852	$—	$40	$107,994	$(86,909)	$(1,179)	$(15,681)	$4,265
Comprehensive loss:
Net loss	—	—	—	—	(10,435)	—	—	(10,435)
Unrealized holding gain on available-for-sale securities, net of tax	—	—	—	—	—	—	3,760	3,760
Total comprehensive loss	—	—	—	—	(10,435)	—	3,760	(6,675)
Preferred stock issuance(1)	—	5,099	—	—	—	—	—	5,099
Preferred stock conversion(1)	7,266,560	(5,099)	—	5,099	—	—	—	—
Common stock issuance	103,727,502	—	1,110	88,122	—	—	—	89,232
Share-based compensation expense	—	—	—	3,102	—	—	—	3,102
Vesting of restricted stock	5,103	—	—	—	—	—	—	—
Balance at September 30, 2025	114,991,017	$—	$1,150	$204,317	$(97,343)	$(1,179)	$(11,921)	$95,023
(1) Zero preferred stock shares issued and outstanding as of September 30, 2025.
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(411)	$(10,435)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accretion of investment premiums and discounts, net	(2,929)	(165)
Amortization and accretion of purchase loan premiums and discounts, net	(700)	(166)
Amortization of debt issuance costs	28	208
Amortization of core deposit intangible	35	35
Amortization of servicing assets of sold SBA loans	29	145
Provision for credit losses	406	1,826
Depreciation and amortization	687	765
Loss on sales of available-for-sale securities, net	11	—
Gain on sale of premises and equipment	—	(1)
Share-based compensation	4,445	3,102
Increase in deferred tax assets	(920)	—
Decrease in deferred tax liabilities	(783)	(52)
Originations of loans held for sale, net	(677,167)	(627,502)
Proceeds from sale of loans held for sale	664,545	620,827
Loss on sale of loans, net	10	1,908
Other changes in loans held for sale	6,049	—
Write-down of other real estate owned	—	77
Unrealized loss on loans held for sale	2,600	—
Changes in assets and liabilities:
(Increase) decrease in accrued interest and dividends receivable	(1,735)	1,231
(Increase) decrease in other assets	(11,296)	1,969
Increase (decrease) in accrued expenses and other liabilities	3,224	(3,900)
Net cash used in operating activities	(13,872)	(10,128)

Cash Flows from Investing Activities:
Proceeds from maturity or sales on available-for-sale securities	29,062	—
Principal repayments on available-for-sale securities	6,064	2,908
Purchases of available-for-sale securities	(51,024)	(24,540)
Purchases of FRB stock	(210)	(1,075)
(Purchases) redemptions of FHLB stock	(63)	100
(Purchase and origination of) payments received from loans, net	(307,160)	118,913
Proceeds from maturity or sales on other investments	—	4,450
Purchases of premises and equipment, net	(895)	(92)
Proceeds from sale of other real estate owned	—	2,767
Net cash (used in) provided by investing activities	(324,226)	103,431

Cash Flows from Financing Activities:
Increase (decrease) in deposits, net	407,705	(135,742)
Net decrease in short-term borrowings	—	(3,000)
Purchase of common stock for RSU settlements	(3,772)	—
Increase in advances from borrowers for taxes and insurance	1,049	919
Proceeds from FRB and correspondent bank borrowings	—	70,000
Repayments of FRB and correspondent bank borrowings	—	(70,000)
Principal repayments of senior notes	—	(3,046)
Proceeds from issuance of subordinated debt, net of issuance costs	9,670	—
Principal repayments of note payable	—	(162)
Proceeds from preferred stock issuance, net	—	5,099
Proceeds from common stock issuance, net of issuance costs	5,466	81,549
Net cash provided by (used in) financing activities	420,118	(54,383)

Net increase in cash, cash equivalents and restricted cash	82,020	38,920

Cash, cash equivalents and restricted cash at beginning of period	207,127	162,610

Cash, cash equivalents and restricted cash at end of period	$289,147	$201,530

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

(In thousands)	Nine Months Ended September 30,
	2026	2025

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23,071	$23,262
Cash refund from income taxes, net	—	(18)

Non-cash transactions:
Net change in unrealized loss (gain) on available-for-sale securities	17,240	(3,760)
Transfers of loans held for sale to loans receivable	—	4,048
Deposits applied under indemnification and setoff rights	5,338	—
Retained beneficial interest	(234)	606
Transfer from loans held for sale to other assets	6,049	—
Capitalized servicing assets	—	48
Operating lease right-of-use assets / liabilities	1,900	10
Increase in interest rate swaps	33	(41)
Capitalized project costs	(142)	98
Preferred Stock conversion to common stock	—	5,099
Subordinated debt conversion to common stock	—	(2,000)
Senior debt conversion to common stock	—	(9,705)
Accrued interest capitalized into principal	—	1,098
See Accompanying Notes to Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to consolidated financial statements (Unaudited)

Note 1.    Basis of Financial Statement Presentation
The accompanying unaudited interim condensed Consolidated Financial Statements of Patriot National Bancorp, Inc. (on a stand-alone basis the “Parent Company” or “PNBK”) and its wholly-owned subsidiary, Patriot Bank, N.A. (the “Bank”) (collectively, the “Company” or “Patriot”), have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and applicable Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete annual financial statements. These unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included on the Annual Report on Form 10-K for the year ended December 31, 2025.
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
Certain prior-year amounts have been reclassified to conform to the current-year presentation. Amounts in certain table rows and columns may not sum to the totals shown due to rounding.
In the opinion of management, the accompanying unaudited interim condensed Consolidated Financial Statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the remainder of 2026.
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
Recently adopted Accounting Pronouncements
ASU 2025-08
Effective January 1, 2026, the Company adopted ASU 2025-08, Financial Instruments Credit Losses Topic 326 Purchased Loans, on a prospective basis. The ASU requires an allowance for expected credit losses on purchased loans within its scope to be recorded at acquisition as an adjustment to the amortized cost basis rather than through provision expense. The adoption did not impact the Company’s opening retained earnings. For loans purchased during the nine months ended September 30, 2026, the Company recorded an initial allowance for credit losses as an adjustment to the amortized cost basis, consistent with the new standard.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 3.     Available-for-Sale Securities
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of available-for-sale securities at September 30, 2026 and December 31, 2025 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
September 30, 2026
Debt securities:
Corporate bonds	$15,997	$—	$(2,768)	$13,229
Subordinated notes	4,000	—	(66)	3,934
SBA loan pools	3,763	—	(818)	2,945
Government sponsored enterprise "GSE" debentures	18,863	—	(4,425)	14,438
Total debt securities	$42,623	$—	$(8,077)	$34,546
Mortgage-backed-securities:
U. S. Government agency mortgage-backed-securities	$195,310	$—	$(20,124)	$175,186
GSE mortgage-backed-securities	22,253	—	(5,731)	16,521
Total mortgage-backed-securities	$217,563	$—	$(25,856)	$191,707
Total available-for-sale securities	$260,186	$—	$(33,933)	$226,253

December 31, 2025:
Debt securities:	$—	$—	$—	$—
Corporate bonds	15,996	—	(2,533)	13,464
Subordinated notes	4,000	—	(248)	3,752
SBA loan pools	4,146	—	(752)	3,393
Government sponsored enterprise "GSE" debentures	18,850	—	(3,392)	15,458
Total debt securities	$42,992	$—	$(6,925)	$36,067
Mortgage-backed-securities:
U. S. Government agency mortgage-backed-securities	150,821	—	(5,073)	145,748
GSE mortgage-backed-securities	47,557	215	(4,909)	42,863
Total mortgage-backed-securities	$198,377	$215	$(9,982)	$188,610
Total available-for-sale securities	$241,370	$215	$(16,908)	$224,677

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents the available-for-sale securities’ gross unrealized losses and fair value, aggregated by the length of time the individual securities have been in a continuous loss position as of September 30, 2026 and December 31, 2025:

(In thousands)	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)	Fair Value	Unrealized (Loss)
September 30, 2026
Debt securities:
Corporate bonds	$—	$—	$13,229	$(2,768)	$13,229	$(2,768)
Subordinated notes	—	—	3,934	(66)	3,934	(66)
SBA loan pools	—	—	2,945	(818)	2,945	(818)
GSE debentures	—	—	14,438	(4,425)	14,438	(4,425)
Total debt securities	$—	$—	$34,546	$(8,077)	$34,546	$(8,077)
Mortgage-backed-securities:
U. S. Government agency mortgage-backed-securities	$151,846	$(14,178)	$23,340	$(5,947)	$175,186	$(20,124)
GSE mortgage-backed-securities	—	—	16,521	(5,731)	16,521	(5,731)
Total mortgage-backed-securities	$151,846	$(14,178)	$39,861	$(11,678)	$191,707	$(25,856)
Total available-for-sale securities	$151,846	$(14,178)	$74,407	$(19,755)	$226,253	$(33,933)

December 31, 2025:
Debt securities:
Corporate bonds	$—	$—	$13,464	$(2,533)	$13,464	$(2,533)
Subordinated notes	—	—	3,752	(248)	3,752	(248)
SBA loan pools	—	—	3,392	(752)	3,392	(752)
GSE debentures	—	—	15,458	(3,392)	15,458	(3,392)
Total debt securities	$—	$—	$36,066	$(6,925)	$36,066	$(6,925)
Mortgage-backed-securities:
U. S. Government agency mortgage-backed-securities	$119,762	$(855)	$25,986	$(4,218)	$145,748	$(5,073)
GSE mortgage-backed-securities	4,452	(61)	18,778	(4,848)	23,230	(4,909)
Total mortgage-backed-securities	$124,214	$(916)	$44,764	$(9,066)	$168,978	$(9,982)
Total available-for-sale securities	$124,214	$(916)	$80,830	$(15,991)	$205,044	$(16,907)
As of September 30, 2026, fifty-eight available-for-sale securities were in an unrealized loss position, with an aggregate depreciation of 13.0% from amortized cost. As of December 31, 2025, fifty-five of sixty available-for-sale securities were in an unrealized loss position, with an aggregate depreciation of 7.6% from amortized cost.
At September 30, 2026 and December 31, 2025, no allowance for credit losses has been recognized on available-for-sale debt securities in an unrealized loss position as the Company does not believe any of the debt securities are credit impaired. This is based on the Company’s analysis of the risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale debt securities. The issuers of these debt securities continue to make timely principal and interest payments under the contractual terms of the securities. The Company does not intend to sell these debt securities and it is more likely than not that the Company will not be required to sell the debt securities before recovery of their amortized cost, which may be at maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the debt securities were purchased.
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
With regard to corporate bonds, management considers (i) issuer bond ratings, (ii) historical loss rates for given bond ratings, (iii) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, and (iv)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
internal forecasts. Securities under the U.S. Small Business Administration (“SBA”) government guaranteed loan pools program were purchased at a premium and the impairment was attributable primarily to increased prepayment speeds. The timely payment of principal and interest on these securities is guaranteed by the U.S. Government agency. The contractual terms of the subordinated notes do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Furthermore, as of September 30, 2026, there were no past due principal or interest payments associated with these securities. Based upon (i) the issuer’s strong bond ratings and (ii) a zero historical loss rate, no allowance for credit losses has been recorded for available-for-sale securities. All debt securities in an unrealized loss position continue to perform as scheduled and the Company does not believe there is a possible credit loss or that an allowance for credit loss on these debt securities is necessary.
As of September 30, 2026 and December 31, 2025, available-for-sale securities of $123.9 million and $15.1 million, respectively, were pledged to either the Federal Home Loan Bank (“FHLB”) or Federal Reserve Bank (“FRB”). The securities were pledged primarily to secure borrowings from the FHLB and/or FRB.
The following summarizes, by class and contractual maturity, the amortized cost and estimated fair value of available-for-sale debt securities held as of September 30, 2026 and December 31, 2025. The mortgages underlying the mortgage-backed securities are not due at a single maturity date. Additionally, these mortgages often are and generally may be pre-paid without penalty, creating a degree of uncertainty that such investments can be held until maturity.

(In thousands)	Amortized Cost				Fair Value
	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total	Due Within 5 years	Due After 5 years through 10 years	Due After 10 years	Total
September 30, 2026
Debt securities:
Corporate bonds	$15,997	$—	$—	$15,997	$13,229	$—	$—	$13,229
Subordinated notes	3,000	1,000	—	4,000	2,973	961	—	3,934
SBA loan pools	—	—	3,763	3,763	—	—	2,945	2,945
GSE debentures	—	18,863	—	18,863	—	14,438	—	14,438
Total debt securities	$18,997	$19,863	$3,763	$42,623	$16,201	$15,400	$2,945	$34,546
Mortgage-backed-securities:
U. S. Government agency mortgage-backed-securities	$—	$—	$195,310	$195,310	$—	$—	$175,186	$175,186
GSE mortgage-backed-securities	—	151	22,101	22,253	—	142	16,380	16,521
Total mortgage-backed-securities	$—	$151	$217,411	$217,563	$—	$142	$191,566	$191,707
Total available-for-sale securities	$18,997	$20,014	$221,174	$260,186	$16,201	$15,541	$194,510	$226,253

December 31, 2025:
Debt securities:
Corporate bonds	$—	$15,996	$—	$15,996	$—	$13,464	$—	$13,464
Subordinated notes	3,000	1,000	—	4,000	2,807	945	—	3,752
SBA loan pools	—	—	4,146	4,146	—	—	3,393	3,393
GSE debentures	—	4,946	13,904	18,850	—	4,191	11,267	15,458
Total debt securities	$3,000	$21,942	$18,050	$42,992	$2,807	$18,600	$14,660	$36,067
Mortgage-backed-securities:
U. S. Government agency mortgage-backed-securities	$—	$—	$150,822	$150,822	$—	$—	$145,748	$145,748
GSE mortgage-backed-securities	—	188	47,369	47,557	—	181	42,681	42,863
Total mortgage-backed-securities	$—	$188	$198,190	$198,379	$—	$181	$188,429	$188,610
Total available-for-sale securities	$3,000	$22,130	$216,240	$241,371	$2,807	$18,780	$203,090	$224,677

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Note 4.    Loans Receivable and Allowance for Credit Losses
As of September 30, 2026 and December 31, 2025, loans receivable, net, consisted of the following:

(In thousands)	September 30, 2026	December 31, 2025
Commercial real estate	$474,564	$346,191
Residential real estate	199,272	79,667
Commercial and industrial	219,972	146,828
Consumer and other	7,879	19,877
Loans receivable	901,688	592,562
Allowance for credit losses	(8,469)	(6,839)
Loans receivable, net of allowance for credit losses	$893,219	$585,723
Current Lending Programs
During the third quarter of 2025, the Bank commenced loan originations through three new lending programs approved by its Board of Directors: High Net Worth Lines and Loans, Rediscount Lines of Credit and Commercial Real Estate (“CRE”). Each program is governed by the Bank’s loan policy and a program-specific lending standard that establishes borrower eligibility, loan structure, underwriting, collateral, covenant, portfolio management and relationship banking requirements. Other than these programs and purchases of residential mortgage loans, the Bank is not currently originating new loan products. At September 30, 2026, loans originated in the three programs approximated $383.7 million, or 43% of loans receivable, gross, with unfunded commitments of $95.2 million.
High-Net-Worth Lines and Loans
The Bank provides tailored business-purpose lines of credit and term loans to qualifying high-net-worth individuals, entrepreneurs, investors and family offices. These facilities provide liquidity to borrowers with substantial financial strength and established relationships with the Bank and may be unsecured or supported by collateral depending on the borrower’s credit profile. Lines typically range from $250 thousand to $5 million, with maturities of less than one year, and are renewable annually subject to the Bank's approval. High-net-worth loans are reported in the commercial and industrial portfolio segment. At September 30, 2026, high-net-worth loans outstanding totaled $154.3 million (79 loans), with total commitments of $247.6 million.
Rediscount Lines of Credit
The Bank provides senior secured, revolving asset-based facilities to specialty finance companies and private lenders that originate or acquire commercial and business-purpose loans. Borrowers pledge single loans or pools of performing loans and leases. Typically, commercial real estate, residential real estate or equipment loans are provided as collateral, which may be replenished as the underlying loans pay down. Typical commitments range from $1 million to $15 million, with terms of 12 months to 36 months and pricing on a floating rate basis. The facilities are full-recourse to the borrower and are governed by defined borrowing-base, collateral-performance, and reporting covenants. At September 30, 2026, rediscount loans outstanding totaled $19.5 million (four facilities), with total commitments of $20.3 million.
Commercial Real Estate
The Bank originates loans secured by income-producing commercial, multifamily and owner-occupied properties for depositor and relationship clients, primarily in Connecticut, New York, New Jersey, California and Florida. Loans are generally secured by first mortgages and underwritten based on loan-to-value, debt-service coverage and other customary credit criteria. The Bank does not currently offer construction loans. At September 30, 2026, the 33 loans originated under the program totaled $209.9 million.
The programs are subject to the Bank’s credit policies and underwriting standards and are managed within applicable concentration limits and risk-management controls. The Bank maintains enhanced portfolio monitoring and evaluates borrower and guarantor liquidity and other relevant credit factors on an ongoing basis. Borrowers are generally expected to maintain deposit balances with the Bank, which strengthens client relationships and provides additional visibility into borrowers’ financial condition.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Legacy Loan Portfolio
The legacy loan portfolio consists of loans originated before the Bank commenced lending under the new programs in the third quarter of 2025, together with purchased residential mortgage loans, and includes CRE loans, commercial and industrial loans, residential real estate loans (primarily purchased), consumer loans, and, historically, a limited volume of construction loans. The Bank no longer originates SBA loans, and the legacy commercial portfolio is expected to decline over time through amortization, repayment and resolution.

Unless mitigating factors exist, commercial real estate loans are generally limited to 75% of the market value of the underlying collateral; multifamily real estate loans are limited to 75% to 80% loan-to-value; and construction loans (none currently outstanding) were limited to 75% of “as-completed” appraised value.

Loan Portfolio Risk Characteristics
The following discussion describes the principal risk characteristics of the Company’s loan portfolio classes, including loans originated or acquired under both the Company’s current lending programs and its legacy portfolio.
CRE Loans
CRE loans include both owner-occupied and non-owner-occupied properties. Repayment of non-owner-occupied CRE loans depends primarily on rental income from third-party tenants, and repayment of owner-occupied CRE loans depends primarily on the cash flow of the occupying business. Repayment of both may be adversely affected by conditions in the real estate market or the borrower’s industry, or the general economy. Where the owner occupies the property, Patriot may also require personal guarantees, lease assignments and/or the guarantee of the operating company.
No commercial real estate loans were purchased during the three months ended September 30, 2026. During the nine months ended September 30, 2026, Patriot purchased four commercial real estate loans totaling $33.3 million.
Residential Real Estate Loans
The Bank’s residential mortgage portfolio consists largely of purchased loans. The repayment of residential real estate loans, as well as the loans secured by residential real estate, may be negatively impacted if borrowers experience financial difficulties, if there is a significant decline in the value of the property securing the loan, or if there are declines in general economic conditions. During the three and nine months ended September 30, 2026, Patriot purchased $9.3 million and $117.6 million residential real estate loans, respectively. Purchases during the three months ended September 30, 2026 included $9.3 million of short-term residential bridge loans (21 loans) acquired under a forward flow purchase agreement signed in the third quarter of 2026. During the three and nine months ended September 30, 2025, Patriot purchased $26 million of residential real estate loans. The Bank did not sell any purchased residential real estate loans during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Bank sold zero and $28.9 million of purchased residential loans, respectively.
Commercial and Industrial Loans
Commercial and industrial loans include both legacy loans and loans originated under the Bank’s current lending programs. Legacy loans consist primarily of term loans and lines of credit to businesses and professionals for working capital, equipment and, in some cases, owner-occupied real estate, and are generally secured by business assets and personal guarantees. Loans originated under the Bank’s current programs include, among other products, business-purpose lines and loans to high-net-worth clients and rediscount facilities to non-bank lenders and specialty finance companies. Repayment depends primarily on the borrower’s operating cash flow, financial strength and, where applicable, the performance and value of underlying collateral, and may be adversely affected by economic conditions, a loss of demand for the borrower’s products or services, ineffective management, the death or disability of key personnel, and the difficulty of converting business collateral to cash in a default.
SBA Loans
Patriot originated SBA 7(a) loans, on which the SBA generally guarantees 75% to 85% of the principal balance, depending on loan size. The guaranteed portion of the Company’s SBA loans is generally sold in the secondary market with the unguaranteed portion held in the portfolio as a loan held for investment. SBA loans are for the purpose of providing working capital, financing the purchase of equipment, inventory, or commercial real estate and for other business purposes. Loans are guaranteed by the businesses' major owners. SBA loans are made based primarily on the historical and projected cash flow of the business and secondarily on the underlying collateral provided. SBA loans held for investment are included in the commercial real estate loans

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
and commercial and industrial loan classifications, which totaled $17.5 million and $18.4 million as of September 30, 2026 and December 31, 2025, respectively.
In the second quarter of 2025, the Bank voluntarily suspended its participation in the SBA’s Preferred Lender Program (“PLP”) in connection with its decision to temporarily exit SBA lending while operating under its Formal Agreement with the Office of the Comptroller of the Currency (“OCC”). The Formal Agreement was terminated effective June 30, 2026. The Bank may in the future petition the SBA for reinstatement in the PLP.
Consumer Loans
Consumer loans carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans, and carry generally low relative balances across a diverse borrowing pool. Probability of default is assessed based on FICO scores, debt to income ratios, historical loss rates and other common consumer loan metrics.
In the third quarter of 2025, the Bank sold a portfolio of 1,092 individual unsecured consumer loans purchased under a program from a third party with unpaid principal balance of $9.0 million. The sale reduced the Bank’s consumer loan exposure and loans outstanding under this program at September 30, 2026 and December 31, 2025 to $0.2 million and $0.7 million respectively. No loans previously purchased under this program were sold during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Bank sold $9.0 million of loans previously purchased under this program.
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
During the three and nine months ended September 30, 2026 and 2025, Patriot did not purchase any home equity line of credit loans (“HELOC”). The Bank did not sell any HELOCs during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Bank sold HELOCs totaling zero and $15.9 million, respectively.
No construction loans were outstanding at September 30, 2026. The Bank currently does not offer a construction lending product.
Allowance for Credit Losses
The Company estimates expected credit losses under the current expected credit loss (“CECL”) methodology. Under CECL, the ACL is measured on a collective basis for pools of loans with similar risk characteristics. For loans that do not share similar risk characteristics with the collectively evaluated pools, evaluations are performed on an individual basis. For all loan categories collectively evaluated, losses are estimated over a period of time determined to be reasonable and supportable, and at the end of the reasonable and supportable forecast period, loss estimates revert to long-term historical averages. Estimated credit losses are also adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.
The Company estimates expected credit losses for pooled loans using a modeling method that incorporates probability of default (“PD”) and loss given default (“LGD”). The PD model employs a quarterly risk-rating transition method to estimate the probability of default by simulating loan downgrades and assigning increasing default probabilities to each loan. This captures the likelihood that borrowers will be unable to repay their loans according to the original terms. The LGD calculation considers characteristics such as collateral value and vintage, underlying collateral characteristics (e.g., CRE vs. residential, owner-occupied vs. investment), a floor for the LGD calculation (minimum loss in event of default regardless of collateral protection), and other relevant underwriting characteristics. Also calculated is the exposure at default. The probability of default is multiplied by the loss given default and the exposure at default. This calculation is forecasted for every year remaining in the life of each loan, and the results are aggregated to determine the necessary level of ACL for the pooled loans. Forecasted exposure at default can be influenced by prepayment speeds, which management adjusted in part to reflect the expectation of slower voluntary prepayments in the current interest rate environment. Qualitative adjustments are quantified at the pool level using a calibrated framework that considers changes in lending policies and procedures, the experience of lending management and staff, independent loan review results, portfolio concentrations, industry conditions and annual review findings.
The Company also maintains an ACL on unfunded lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the ACL for loans, modified to take into account the probability of a drawdown on the commitment. The ACL on unfunded loan commitments is classified as other liabilities on the Consolidated Balance Sheets, while the corresponding provision for these credit losses is

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
recorded as a component of provision for credit losses. The allowance for credit losses on unfunded commitments was $131 thousand at September 30, 2026 and $80 thousand at December 31, 2025.
Effective January 1, 2026, the Company early adopted ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which was applied prospectively. Under ASU 2025-08, the initial allowance for credit losses on purchased seasoned loans (“PSLs”), which are loans acquired more than 90 days after origination in which the Company was not involved in the origination, is recognized as an adjustment to the amortized cost basis rather than through provision for credit losses. Purchased loans that do not meet the PSL definition, including loans acquired within 90 days of origination, continue to have their initial allowance recorded through provision for credit losses. The adoption did not impact the Company’s opening retained earnings. For PSLs purchased during the first quarter of 2026, the Company recorded an initial allowance for credit losses of $925 thousand as an adjustment to the amortized cost basis, consistent with the new standard. The Company recorded initial allowances of zero and $925 thousand on PSLs acquired during the three and nine months ended September 30, 2026, respectively.
The following table summarizes activity in the ACL on loans for the three-month period ended September 30, 2026 and 2025:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Total
Three Months Ended September 30, 2026
Allowance for credit losses:
June 30, 2026	$2,881	$1,241	$4,115	$233	$—	$8,469
Charge-offs	—	—	—	(63)	—	(63)
Recoveries	—	—	2	80	—	83
PSL allowance credit losses	—	—	—	—	—	—
Provisions (credits)	(618)	(10)	599	9	—	(20)	(1)
September 30, 2026	$2,264	$1,230	$4,716	$260	$—	$8,469

Three Months Ended September 30, 2025
Allowance for credit losses:
June 30, 2025	$2,436	$519	$1,785	$3,050	$5	$7,795
Charge-offs	(144)	—	—	(292)	—	(436)
Recoveries	—	1	3	227	—	231
Provisions (credits)	212	285	1,642	(2,537)	(5)	(403)	(2)
September 30, 2025	$2,504	$805	$3,430	$448	$—	$7,187
(1) The provision on credit losses included in the above table for the three months ended September 30, 2026 does not include the provision on unfunded loan commitments of $18 thousand.
(2) The provision on credit losses included in the above table for the three months ended September 30, 2025 does not include the credit on unfunded loan commitments of $27 thousand.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes activity in the ACL on loans for the nine months ended September 30, 2026 and 2025:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Construction	Total
Nine Months Ended September 30, 2026
Allowance for credit losses:
December 31, 2025	$2,340	$753	$3,305	$441	$—	$6,839
Charge-offs	—	—	—	(122)	—	(122)
Recoveries	—	6	84	383	—	472
PSL allowance credit losses	215	710	—	—	—	925
Provisions (credits)	(291)	(239)	1,328	(442)	—	355	(3)
September 30, 2026	$2,264	$1,230	$4,716	$260	$—	$8,469

Nine Months Ended September 30, 2025
Allowance for credit losses:
December 31, 2024	$2,241	$596	$1,077	$3,386	$5	$7,305
Charge-offs	(779)	—	(130)	(1,962)	—	(2,871)
Recoveries	—	1	109	688	—	798
Provisions (credits)	1,042	208	2,374	(1,664)	(5)	1,955	(4)
September 30, 2025	$2,504	$805	$3,430	$448	$—	$7,187
(3) The provision on credit losses for the nine months ended September 30, 2026 does not include the provision on unfunded loan commitments of $51 thousand.
(4) The provision on credit losses for the nine months ended September 30, 2025 does not include the credit on unfunded loan commitments of $128 thousand.
The following table summarizes the ACL on loans as of September 30, 2026 and December 31, 2025:

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
September 30, 2026
Allowance for credit losses:
Individually evaluated loans	$194	$—	$2,544	$1	$2,740
Collectively evaluated loans	2,069	1,230	2,172	259	5,729
Total allowance for credit losses	$2,264	$1,230	$4,716	$260	$8,469

Loans receivable, gross:
Individually evaluated loans	$13,036	$315	$11,696	$1	$25,047
Collectively evaluated loans	461,529	198,958	208,276	7,878	876,641
Total loans receivable, gross	$474,564	$199,272	$219,972	$7,879	$901,688

(In thousands)	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer and Other	Total
December 31, 2025
Allowance for credit losses:
Individually evaluated loans	$—	$—	$2,100	$1	$2,101
Collectively evaluated loans	2,340	753	1,204	440	4,738
Total allowance for credit losses	$2,340	$753	$3,305	$441	$6,839

Loans receivable, gross:
Individually evaluated loans	$7,240	$57	$5,197	$1	$12,495
Collectively evaluated loans	338,951	79,612	141,628	19,876	580,067
Total loans receivable, gross	$346,191	$79,669	$146,825	$19,877	$592,562

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Credit Quality and Risk Ratings
Patriot monitors the credit quality of its loans on an ongoing basis. Credit quality is monitored by reviewing certain indicators, including covenant compliance, cash flow from business operations, loan to value ratios, debt service coverage ratios, and credit scores.
Patriot employs a risk rating system as part of the risk assessment of its loan portfolio. At origination, a risk rating is assigned to each loan by the underwriting credit officer and confirmed through the credit approval process under the Bank’s Board-approved credit approval authorities. The Internal Asset Review Committee (“IARC”) oversees the accuracy of risk ratings thereafter. If developments occur on a loan that manifest as potential or well-defined weaknesses, the risk rating is reviewed and adjusted, as applicable. In carrying out its oversight responsibilities, the IARC can adjust a risk rating based on available information from the borrower and from asset valuations in the market. In addition, risk ratings on commercial loans over $250,000 are reassessed at least annually through the Bank’s annual review process, with results reported to the IARC.
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
Additionally, Patriot retains an independent third-party loan review firm to perform an analysis of the results of its risk rating process, among other credit and portfolio management functions. Reviews are conducted under the Bank’s Board-approved Independent Loan Review Policy using a risk-based sample, with greater coverage of larger exposures, criticized and classified credits, new loan products and concentrations, to assess risk rating accuracy, accrual status and the adequacy of individual impairment analyses. Findings are reported to the Enterprise Risk Management Committee, and any changes to assigned risk ratings resulting from the review are reported to the IARC.
Loans that do not exhibit the weaknesses described below are rated “Pass.” When assigning a risk rating to a loan, management utilizes the Bank’s internal ten-grade risk rating system. An asset is considered “special mention” when it has a potential weakness based on objective evidence, but does not currently expose the Company to sufficient risk to warrant classification in one of the following categories:
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
Charge-offs of loans to reduce the loan to its recoverable value that are solely collateral dependent, generally occur immediately upon confirmation of the partial loss amount. Loans that are cash flow dependent are modeled to reflect the expected cash flows through expected loan maturity, including any proceeds from refinancing or principal curtailment. A specific reserve may be established for the amount by which the net investment in the loan exceeds the present value of discounted cash flows. Charge-offs on cash flow dependent loans also generally occur immediately upon confirmation of the partial loss amount. If either type of loan is classified as “Loss”, meaning full loss on the loan is expected, the full balance of the loan receivable is charged off, regardless of the potential recovery from a sale of the underlying collateral. Any amount that may be recovered on the sale of collateral underlying a loan is recognized as a “recovery” in the period in which the collateral is sold. In accordance with the Federal Financial Institutions Examination Council’s Uniform Retail Credit Classification and Account Management Policy, “Open-end” credits are typically charged off once they reach 180 days past due and “Closed-end” credits are typically charged off once they reach 120 days past due, with limited exceptions for loans secured by 1-4 family residential real estate.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Portfolio Vintage Analysis
The following tables summarize loans by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of September 30, 2026:

(In thousands)	Rating of Loans by Origination Year
As of September 30, 2026:	2026	2025	2024	2023	2022	Prior to 2022	Revolving loans	Total Loans Receivable Gross
Loan portfolio segment:
Commercial real estate:
Pass	$162,457	$46,588	$—	$69,020	$73,477	$107,042	$1,384	$459,968
Special mention	—	—	—	—	—	1,336	—	1,336
Substandard	—	—	—	116	5,407	7,638	100	13,261
Total	$162,457	$46,588	$—	$69,135	$78,884	$116,016	$1,484	$474,564
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate:
Pass	$26,680	$30,394	$31,873	$28,989	$4,052	$70,102	$5,310	$197,400
Substandard	—	—	364	988	—	420	100	1,872
Total	$26,680	$30,394	$32,237	$29,977	$4,052	$70,522	$5,410	$199,272
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$41,522	$5,358	$505	$1,021	$6,985	$3,190	$148,202	$206,783
Special mention	—	—	—	1	—	31	565	596
Substandard	—	—	—	747	1,137	2,410	8,299	12,593
Total	$41,522	$5,358	$505	$1,769	$8,122	$5,631	$157,066	$219,972
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Consumer and other:
Pass	$96	$179	$257	$67	$196	$6,624	$180	$7,599
Substandard	—	—	—	—	12	267	1	280
Total	$96	$179	$257	$67	$208	$6,891	$181	$7,879
Current period gross charge-offs	$—	$—	$—	$14	$82	$26	$—	$122

Total loans	$230,755	$82,519	$32,999	$100,948	$91,266	$199,060	$164,141	$901,688
Total Current period gross charge-offs	$—	$—	$—	$14	$82	$26	$—	$122

Loans receivable, gross:
Pass	$230,755	$82,519	$32,635	$99,097	$84,710	$186,958	$155,076	$871,750
Special mention	—	—	—	1	—	1,367	565	1,932
Substandard	—	—	364	1,851	6,556	10,735	8,500	28,006
Total Loans receivable, gross	$230,755	$82,519	$32,999	$100,948	$91,266	$199,060	$164,141	$901,688
Total Current period gross charge-offs	$—	$—	$—	$14	$82	$26	$—	$122

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following tables summarize loan amortized cost by vintage, credit quality indicator, class of loans and charge-offs based on year of origination as of December 31, 2025:

(In thousands)	Rating of Loans by Origination Year
As of December 31, 2025:	2025	2024	2023	2022	2021	Prior to 2021	Revolving loans	Total Loans Receivable Gross
Loan portfolio:
Commercial real estate:
Pass	$41,492	$—	$78,914	$89,538	$72,868	$48,983	$—	$331,795
Special mention	—	—	—	—	—	799	—	799
Substandard	—	—	117	4,258	4,479	4,742	—	13,596
Total	$41,492	$—	$79,031	$93,796	$77,347	$54,524	$—	$346,191
Current period gross charge-offs	$—	$—	$—	$547	$232	$—	$—	$778
Residential real estate:
Pass	$1,234	$3,119	$—	$5,283	$20,726	$47,213	$1,128	$78,703
Special mention	—	—	—	—	—	907	—	907
Substandard	—	—	—	—	—	57	—	57
Total	$1,234	$3,119	$—	$5,283	$20,726	$48,177	$1,128	$79,667
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial:
Pass	$14,710	$726	$3,272	$11,013	$17,580	$5,225	$82,101	$134,626
Special mention	—	—	2	17	34	393	4,206	4,651
Substandard	—	—	559	381	842	808	4,959	7,548
Total	$14,710	$726	$3,833	$11,411	$18,456	$6,426	$91,266	$146,828
Current period gross charge-offs	$—	$—	$—	$47	$72	$11	$—	$129
Consumer and other:
Pass	$192	$262	$280	$407	$7	$12,997	$5,318	$19,464
Substandard	—	—	9	7	—	144	252	413
Total	$192	$262	$289	$415	$7	$13,141	$5,570	$19,877
Current period gross charge-offs	$—	$—	$93	$1,744	$232	$—	$—	$2,069

Loans receivable, gross:
Pass	$57,628	$4,107	$82,467	$106,242	$111,182	$114,417	$88,547	$564,590
Special mention	—	—	2	17	34	2,099	4,206	6,358
Substandard	—	—	685	4,646	5,322	5,750	5,211	21,613
Loans receivable, gross	$57,628	$4,107	$83,154	$110,905	$116,538	$122,267	$97,964	$592,562
Total Current period gross charge-offs(1)	$—	$—	$93	$2,337	$578	$11	$—	$3,020
(1) Total current period gross-charge offs include $43 thousand related to Construction to Permanent - CRE loan with an origination year of 2021.
Loan Portfolio Aging Analysis
The following table presents information regarding the delinquency status of our loans held for investment at September 30, 2026:

(In thousands)	Accruing Loans
September 30, 2026	Current	30-89 Days Past Due	Accruing 90 days or greater past due	Non- accruing Loans	Loans Receivable Gross
Loan portfolio:
Commercial real estate	455,730	7,225	—	11,609	474,564
Residential real estate	197,301	99	988	884	199,272
Commercial and industrial	204,925	2,465	—	12,582	219,972
Consumer and Other	7,544	55	—	280	7,879

Total	$865,500	$9,845	$988	$25,355	$901,688

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents information regarding the delinquency status of our loans held for investment at December 31, 2025:

(In thousands)	Accruing Loans
As of December 31, 2025:	Current	30-89 Days Past Due	Accruing 90 days or greater past due	Non- accruing Loans	Loans Receivable Gross
Loan portfolio:
Commercial real estate	332,197	293	—	13,701	346,191
Residential real estate	79,612	—	—	57	79,669
Commercial and industrial	134,575	2,068	—	10,182	146,825
Consumer and other	19,229	235	—	413	19,877
Total	$565,613	$2,595	$—	$24,353	$592,562
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
If non-accrual loans had been performing in accordance with the original contractual terms, additional interest income (net of cash collected) of approximately $1.4 million and $3.4 million would have been recognized during the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, additional interest income (net of cash collected) of approximately $1.8 million and $3.0 million would have been recognized, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Individually Evaluated Loans
The following table reflects information about the individually evaluated loans by class as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026			December 31, 2025
	Recorded Investment	Principal Outstanding	Related Allowance	Recorded Investment	Principal Outstanding	Related Allowance
With no related allowance recorded:
Commercial Real Estate	$11,438	$18,505	$—	$7,240	$22,657	$—
Residential Real Estate	315	332	—	57	58	—
Commercial and Industrial	5,026	5,641	—	291	288	—
Consumer and Other	—	—	—	—	—	—
	16,779	24,478	—	7,588	23,003	—
With a related allowance recorded:
Commercial Real Estate	1,598	1,684	194	—	—	—
Commercial and Industrial	6,670	6,673	2,544	4,906	4,905	2,100
Consumer and Other	1	1	1	1	1	1
	8,269	8,358	2,740	4,907	4,906	2,101

Individually evaluated loans, Total:
Commercial Real Estate	13,036	20,189	194	7,240	22,657	—
Residential Real Estate	315	332	—	57	58	—
Commercial and Industrial	11,696	12,314	2,544	5,197	5,193	2,100
Consumer and Other	1	1	1	1	1	1
Total	$25,047	$32,836	$2,740	$12,495	$27,909	$2,101

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes additional information regarding individually evaluated loans for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands)	2026		2025		2026		2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate	$11,462	$117	$20,046	$—	$11,511	$358	$21,890	$18
Residential Real Estate	319	—	58	2	334	1	59	2
Commercial and Industrial	5,041	13	1,933	—	5,076	83	2,003	—
Consumer and Other	—	—	—	—	—	—	—	—
Construction to perm.-CRE	—	—	31	—	—	—	1,427	—
	16,823	129	22,068	2	16,920	442	25,379	20
With a related allowance recorded:
Commercial Real Estate	1,598	—	218	63	1,598	—	318	63
Commercial and Industrial	6,670	2	2,596	169	6,671	2	2,623	169
Consumer and Other	1	—	—	—	1	—	—	—
	8,269	2	2,814	232	8,271	2	2,941	232
Individually evaluated loans, Total:
Commercial Real Estate	13,060	117	20,264	63	13,109	358	22,208	81
Residential Real Estate	319	—	58	2	334	1	59	2
Commercial and Industrial	11,711	15	4,529	169	11,747	85	4,626	169
Consumer and Other	1	—	—	—	1	—	—	—
Construction to perm CRE	—	—	31	—	—	—	1,427	—
Total	$25,092	$131	$24,882	$234	$25,191	$444	$28,320	$252
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
For collateral dependent loans, appraisal reports of the underlying collateral are obtained from independent licensed appraisal firms, which may be updated with recent market data. For non-performing loans, the independently determined appraised values were reduced by 8% in selling costs, in order to estimate the potential loss, if any, that may eventually be realized. Performing loans are monitored to determine when, if at all, additional credit loss reserves may be required for a loss of underlying collateral value. For cash flow dependent loans, the Bank determined the reserve based on the present value of expected future cash flows discounted at the loan's effective interest rate.
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
On a case-by-case basis, Patriot may agree to modify the contractual terms of a borrower’s loan to assist customers who may be experiencing financial difficulty. Most loan modifications involve an extension of the term of the loan. In addition, when modifying commercial loans, Patriot frequently obtains additional collateral, higher pricing, principal curtailments and/or enhanced guarantor support. If the borrower has performed under the existing contractual terms of the loan and the Bank's underwriters determine that the borrower has the capacity to continue to perform under the terms of the loan, interest continues to be accrued. Non-accruing modified loans may be returned to accrual status when there has been a sustained period of performance (generally six consecutive months of payments) and both principal and interest are reasonably assured of collection.
During the three and nine months ended September 30, 2026, the Company did not modify any loans made to borrowers experiencing financial difficulty.
Note 5.    Loans Held for Sale
SBA Loans held for sale
As of September 30, 2026 and December 31, 2025, the Company had no SBA loans held for sale. During the three and nine months ended September 30, 2026 and 2025, no SBA loans previously classified as held for sale were transferred to held for investment.
The Company retains servicing rights on certain SBA loans previously sold to third parties. Serviced loans sold to others are not included in the accompanying Consolidated Balance Sheets. Loans serviced for others totaled approximately $29.2 million and $32.1 million at September 30, 2026 and December 31, 2025, respectively. The related servicing asset was $0.6 million at both September 30, 2026 and December 31, 2025 and is included in other assets on the Consolidated Balance Sheets. Servicing assets represent the estimated fair value of retained servicing rights, net of servicing costs, at the time loans are sold. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment will be evaluated based on stratifying the underlying financial assets by date of origination and term. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment, if temporary, would be reported as a valuation allowance. Income and fees collected for loan servicing are credited to non-interest income when earned, net of amortization on the related servicing assets.
In the second quarter of 2025, the Bank made the decision to voluntarily suspend its status as a participant in SBA’s PLP.
Residential Mortgage Loans held for sale
As of September 30, 2026 and December 31, 2025, the Company had no residential mortgage loans held for sale. In the second quarter of 2025, the Bank suspended residential mortgage originations. The Company retains servicing rights on certain residential loans previously sold to third parties. The related mortgage servicing asset was $70 thousand and $71 thousand, respectively as of September 30, 2026 and December 31, 2025. During the three and nine ended September 30, 2026 and 2025, no residential mortgage loans were transferred from held for sale to held for investment.
The following table presents an analysis of the activity in the servicing assets for SBA loans and residential mortgage loans for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Beginning balance	$638	$745	$660	$766
Servicing rights capitalized	—	—	—	48
Servicing rights amortized	(7)	—	(29)	(33)
Servicing rights disposed	—	(76)	—	(112)
Ending balance	$631	$669	$631	$669

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Credit Card Receivables held for sale
Patriot is party to program management arrangements under which the Bank originates commercial credit card receivables for certain card programs. The applicable card program manager markets the program and purchases the related receivables from the Bank shortly after origination. These receivables are classified as loans held for sale. As of September 30, 2026 and December 31, 2025, the Bank had credit card loans held for sale totaling $28.5 million and $24.5 million, respectively. In the normal course of these arrangements, the credit card loan receivables are sold to the buyer as a whole loan sale transaction, priced at par, thus there is no servicing asset or gain or loss on sale.
In the second quarter of 2026, a program manager (Parker Group, Inc.) failed to complete the anticipated purchase of credit card receivables, approximately $20.0 million of which remained outstanding at June 30, 2026. During the same quarter of 2026, the Bank recorded a $5.5 million fair value adjustment on the Parker-related credit card receivables. This adjustment was largely offset by approximately $5.3 million of other income recognized when the Bank applied program manager deposit balances against indemnifiable losses pursuant to its contractual indemnification and setoff rights.
During the third quarter of 2026, the Bank collected approximately $0.3 million directly on the Parker-related receivables, reducing the loans held for sale balance. Separately, approximately $6.0 million of principal payments were received by a court-appointed joint servicer. Because those payments satisfied the corresponding borrower obligations, the Bank removed those amounts from loans held for sale and recognized a separate joint servicer collections receivable within other assets. At September 30, 2026, the remaining Parker-related loans held for sale had a gross balance of approximately $13.7 million, and the joint servicer collections receivable totaled approximately $6.0 million. Based on management’s assessment of the Bank’s rights to the collected proceeds and expected recovery, no allowance for credit losses was recorded against the joint servicer collections receivable.
At September 30, 2026, the estimated fair value of the remaining Parker-related loans held for sale was approximately $11.1 million, resulting in a valuation allowance of approximately $2.6 million, compared with $5.5 million at June 30, 2026. The approximately $2.9 million decrease in the valuation allowance was recognized in earnings during the third quarter of 2026. Fair value was estimated using discounted expected cash flows and significant unobservable inputs, including expected collections and collection timing, servicing and resolution costs, and a market-participant discount rate. Accordingly, the measurement is classified within Level 3 of the fair value hierarchy.
Note 6.    Deposits
The following table presents the balance of deposits held, by category as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Non-interest-bearing	$347,565	$106,766

Interest-bearing:
Savings accounts	73,472	38,036
Interest-bearing DDA accounts	586,482	291,728
Money market accounts	170,676	191,177
Certificates of deposit, $250,000 or less	133,647	206,915
Certificates of deposit, more than $250,000	56,586	76,480
Brokered deposits	5,063	54,683
Interest-bearing accounts, total	1,025,927	859,020

Total Deposits	$1,373,492	$965,786
The Company’s total deposits include deposits associated with prepaid debit cards for corporate, consumer and government clients administered by card program managers. These digital-payment-related deposits are included in the non-interest-bearing deposits, interest-bearing DDA and money market deposits, which totaled approximately $412.8 million and $297.7 million as of September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $0.2 million and $0.1 million, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2026, contractual maturities of Certificates of Deposit (“CDs”), and brokered CDs is summarized as follows:

(In thousands)	Certificates of Deposit $250,000 or less	Certificates of Deposit more than $250,000	Brokered Deposits	Total
1 year or less	$95,598	$49,662	$5,063	$150,323
More than 1 year through 2 years	2,200	512	—	2,712
More than 2 years through 3 years	105	—	—	105
More than 3 years through 4 years	30,309	4,834	—	35,143
More than 4 years through 5 years	5,436	1,578	—	7,014
	$133,647	$56,586	$5,063	$195,296
Note 7. Borrowed Funds

(In thousands)	September 30, 2026	December 31, 2025
FHLB advances	$—	$—
Subordinated notes	17,979	8,289
Junior subordinated notes	8,165	8,157
Total Borrowed Funds	$26,144	$16,446
FHLB Advances
As of September 30, 2026 and December 31, 2025, the Company had no outstanding overnight FHLB advances.
The Company is a member of the Federal Home Loan Bank of Boston ("FHLB-B"). Borrowings from the FHLB-B are limited to the lesser of a percentage of the value of qualified collateral pledged or a percentage of the Bank’s total assets, as defined on the FHLB-B Statement of Products Policy. Qualified collateral, as defined, primarily consists of mortgage-backed securities and loans receivable that are required to be free and clear of liens and encumbrances, and may not be pledged for any other purposes.
As of September 30, 2026, the Company’s maximum borrowing capacity with the FHLB-B is $148.3 million. Of this amount, $71.2 million was used for letters of credit, line of credit and credit enhancement, as described further in Note 13 Commitments and Contingencies. As of September 30, 2026 and December 31, 2025, there were no outstanding balances for advances or the line of credit.
Interest expense incurred for FHLB-B borrowing for the three and nine months ended September 30, 2026 and 2025 were $6 thousand and $194 thousand, and $0 thousand and $3 thousand, respectively.
Senior Notes
On December 22, 2016, the Company issued $12 million of senior notes (“2016 Senior Notes”) bearing interest at 7% per annum. On November 17, 2021, the original maturity date of the 2016 Senior Notes were extended from December 22, 2021 to June 30, 2022.
On June 22, 2022, the Company amended and restated the 2016 Senior Notes. The maturity date of the 2016 Senior Notes were further extended to December 31, 2022, and the interest rate increases from (i) 7% to 7.25% from July 1, 2022 until September 30, 2022 and (ii) from 7.25% to 7.50% thereafter. The 2016 Senior Notes were repaid in December 2022.
On December 21, 2022, the Company completed an issuance and sale of $12 million in aggregate principal amount of 8.50% fixed rate Senior Notes due January 15, 2026 (“2022 Senior Notes”). During the third quarter of 2025, the remaining principal balance of the 2022 Senior Notes were repaid in full.
Interest expense incurred for the 2022 Senior Notes for the three and nine months ended September 30, 2025, $105 thousand and $610 thousand, respectively.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Subordinated Notes
As of September 30, 2026 and December 31, 2025, the Company had a total of $18.0 million and $8.3 million, respectively, of fixed-to-floating rate subordinated notes outstanding.
The following table presents the contractual terms of the subordinated notes at September 30, 2026:

(Dollars in thousands)
Date of Original Issue	Stated Maturity	Interest Rate	Original Issue Amount
June 29, 2018(1)	June 30, 2028	7.4%	$10,000
September 18, 2026(2)	September 30, 2036	8.5%	$10,000
(1) The Notes bear a variable rate tied to SOFR plus 332.5 basis point until maturity. The Company has the option to redeem all or a part of the Notes.
(2) Beginning September 30, 2031, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month SOFR plus 416 basis points payable quarterly. The Company will have the option to redeem all or a part of the Notes.
Interest expense incurred for subordinated notes for the three and nine months ended September 30, 2026 and 2025 were $188 thousand and $494 thousand, and $168 thousand and $545 thousand, respectively.
Junior Subordinated Debentures
The Company has outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by a statutory business trust that issued guaranteed capital securities.
The following table presents contractual terms of the junior subordinated debentures outstanding at September 30, 2026:

(Dollars in thousands)
Issuer(1)	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issuance	Stated Maturity
Patriot National Statutory Trust I	7.5%	$8,165	$7,916	March 26, 2003	March 26, 2033
(1) Callable quarterly by the Company.
Interest expense incurred for junior subordinated debentures for the three and nine months ended September 30, 2026 and 2025 were $154 thousand and $454 thousand, and $169 thousand and $495 thousand, respectively.
Note 8. Leases
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Operating lease cost	$282	$170	$791	$411

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Supplemental balance sheet information related to our operating lease arrangements is presented below:

(In thousands)	September 30, 2026	December 31, 2025
Operating Leases:
Operating lease right-of-use assets	$2,652	$1,134
Operating lease liabilities	$2,729	$1,203
Weighted average remaining lease term	5.3 years	8.0 years
Weighted average discount rate %	4.09%	3.67%
The table below presents the supplemental cash flow information related to the leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$190	$99	$544	$291
Note 9. Income Taxes
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
Income Tax Benefit
The Company recorded an income tax benefit of $189 thousand for the three months ended September 30, 2026, compared to a benefit of $5 thousand for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, the income tax benefit was $1,703 thousand and $53 thousand, respectively.
The effective tax rate for the three months ended September 30, 2026 was approximately (18.7)%, compared to approximately 0.2% for the three months ended September 30, 2025. The income tax benefit and effective tax rate for the 2026 period were primarily attributable to the partial release of the valuation allowance maintained against the Company's deferred tax assets, as described below. Other significant items affecting the effective tax rate include state income tax impacts, executive compensation limitations under IRC Section 162(m) and stock compensation related adjustments. The effective tax rate for the current period is not indicative of the Company’s expected annual effective tax rate.
Deferred Tax Assets and Valuation Allowance

The following table presents the change in the net deferred tax position:

(In thousands)	September 30, 2026	December 31, 2025
Gross deferred tax assets	$40,077	$30,992
Valuation allowance	(36,781)	(30,992)
Deferred tax asset	3,296	—
Deferred tax liability	(2,376)	(783)
Net deferred tax asset (liability)	$920	$(783)

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
At December 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets and reported a net deferred tax liability of $783 thousand. At September 30, 2026, the Company recognized a deferred tax asset, net of the remaining valuation allowance and before offsetting deferred tax liabilities, of approximately $3,296 thousand. After offsetting deferred tax labilities of approximately $2,376 thousand, the Company reported a net deferred tax asset of $920 thousand.
During the quarter ended September 30, 2026, management evaluated all available positive and negative evidence and concluded that a portion of the Company’s deferred tax assets met the more likely than not recognition threshold. This conclusion was supported primarily by objectively verifiable positive evidence, including expected taxable income from sufficiently developed strategic actions, together with forecasted future taxable income as corroborative evidence. Accordingly, the Company released approximately $189 thousand of the valuation allowance previously maintained against those deferred tax assets and recognized a corresponding discrete income tax benefit. The change in the valuation allowance balance also reflects current period changes in the underlying deferred tax assets and temporary differences.
The Company continues to maintain a substantial valuation allowance against the remaining deferred tax assets, as cumulative consolidated losses in recent years constitute significant negative evidence regarding realizability. Management will continue to reassess the valuation allowance as additional objective evidence becomes available.
Section 382 Limitations
As of September 30, 2026, the Company had approximately $43,992 thousand of Federal net operating loss and recognized built-in loss carryforwards. Based on management’s preliminary Section 382 analysis, approximately $35,467 thousand of these tax attributes are expected to be subject to annual utilization limitation under Internal Revenue Code Section 382. The formal Section 382 study remains in process and is expected to be completed during 2026. Management will evaluate any additional refinements necessary for each reporting period completed. The Company has reflected the applicable Section 382 limitations, including those resulting from the 2025 ownership change, in its assessment of the realizability of its deferred tax assets.
Note 10. Derivatives
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
As of September 30, 2026 and December 31, 2025, Patriot did not have any cash pledged for collateral on its interest rate swaps. No net gain or loss was recognized in other non-interest income on the Consolidated Statements of Operations during the three and nine months ended September 30, 2026 and 2025.
Information about the valuation methods used to measure the fair value of derivatives is provided in Note 15 to the Consolidated Financial Statements.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table presents summary information regarding these derivatives for the periods presented:

(Dollars in thousands)	Notional Amount	Maturity (Years)	Fixed Rate	Variable Rate	Fair Value
September 30, 2026
Classified in Other Assets:
3rd party interest rate swap	$1,220	2.80	4.38%	1 Mo. SOFR + 2.00%	$72

Classified in Other Liabilities:
Customer interest rate swap	1,220	2.80	4.38%	1 Mo. SOFR + 2.00%	(72)

December 31, 2025
Classified in Other Assets:
3rd party interest rate swap	1,251	3.50	4.38%	1 Mo. SOFR + 2.00%	39

Classified in Other Liabilities:
Customer interest rate swap	1,251	3.50	4.38%	1 Mo. SOFR + 2.00%	(39)
Note 11. Share-Based Compensation and Employee Benefit Plan
Below table summarizes the Company’s share-based compensation activity for the three and nine months ended September 30, 2026 and 2025:

	Amended and Restated 2022 Plan		2025 Plan
Three Months Ended September 30,	Number of Shares Awarded	Weighted Average Grant Date Fair Value	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at June 30, 2026	6,809	$4.48	6,459,267	$1.21
Granted	—	$—	536,668	$1.09
Vested	—	$—	(1,272,244)	$1.22
Forfeited	(4,488)	$4.40	(44,446)	$1.50
Unvested at September 30, 2026	2,321	$4.64	5,679,245	$1.18

Unvested at June 30, 2025	15,280	$4.78	7,165,122	$1.00
Granted	—	$—	3,223,695	$1.04
Vested	—	$—	(1,167,297)	$1.00
Forfeited	—	$—	—	$—
Unvested at September 30, 2025	15,280	$4.78	9,221,520	$1.01

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Amended and Restated 2022 Plan		2025 Plan
Nine Months Ended September 30,	Number of Shares Awarded	Weighted Average Grant Date Fair Value	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	8,129	$4.37	8,044,611	$1.16
Granted	—	$—	1,923,434	$1.24
Vested	(1,320)	$3.79	(4,099,910)	$1.15
Forfeited	(4,488)	$4.40	(188,890)	$1.12
Unvested at September 30, 2026	2,321	$4.64	5,679,245	$1.18

Unvested at December 31, 2024	146,185	$2.87	—	$—
Granted	—	$—	11,401,215	$1.01
Vested	(5,103)	$6.86	(2,179,695)	$1.00
Forfeited	(125,802)	$3.08	—	$—
Unvested at September 30, 2025	15,280	$4.78	9,221,520	$1.01
Awards granted under the 2025 Plan are in the form of Restricted Stock Units (RSUs). The share amounts presented in the table above reflect the number of RSUs granted and vested, where vested amounts represent RSUs for which the vesting conditions were satisfied during the period; RSUs granted under the 2025 Plan settled into shares of Common Stock totaling 1.1 million and 3.7 million for the three and nine months ended September 30, 2026, respectively. No shares granted under the 2025 Plan settled into shares of Common Stock during the three and nine months ended September 30, 2025.
The Company recognizes share based compensation expense on a straight-line basis over the vesting schedule of each award, for each vesting portion of an award equal to its grant date fair value. For the three and nine months ended September 30, 2026 the Company recognized total share-based compensation expense of $1.1 million and $4.4 million, respectively and total share-based compensation expense of $1.7 million and $3.1 million, for the three and nine months ended September 30, 2025, respectively.
The share-based compensation expense attributable to the Company’s Directors totaled $50 thousand and $371 thousand for the three and nine months ended September 30, 2026, respectively and $7 thousand and $20 thousand for the three and nine months ended September 30, 2025, respectively.
For the three and nine months ended September 30, 2026, share-based compensation expense attributable to employees of Patriot was $1.0 million and $4.0 million, respectively and $1.7 million and $3.1 million for the three and nine months ended September 30, 2025, respectively.
Unrecognized compensation expense attributable to the unvested restricted shares outstanding as of September 30, 2026 amounted to $5.7 million, which amount is expected to be recognized over the weighted average remaining life of the awards of 1.9 years.
Stock Options
In 2025, the Company granted stock options to purchase 850,000 shares of Common Stock at exercise prices ranging from $1.40 to 1.59 per share. The options vest and become exercisable starting on the grant date, subject to the terms and conditions outlined in the 2025 Plan and award agreement, including any applicable acceleration provisions. As of September 30, 2026, no stock options remained outstanding, as all such options have expired; accordingly, stock option expense for the three and nine months ended September 30, 2026 and 2025 was $0 and $10 thousand and $0 and $54 thousand, respectively.
Stock-based compensation expense associated with the options was recognized in accordance with ASC 718, "Compensation—Stock Compensation."

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Retirement Plan
Patriot offers employees participation in the Patriot Bank, N.A. 401(k) Savings Plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code, along with the ROTH feature to the Plan. The 401(k) Plan covers substantially all employees who have completed one month of service, are 21 years of age and who elect to participate. Under the terms of the 401(k) Plan, participants can contribute up to the maximum amount allowed, subject to Federal limitations. At its discretion, Patriot may match eligible participating employee contributions at the rate of 50% of the first 6% of the participants’ salary contributed to the 401(k) Plan. During the three and nine months ended September 30, 2026, Patriot made matching contributions to the 401(k) Plan of $44 thousand and $143 thousand, respectively. During the three and nine months ended September 30, 2025, Patriot made matching contributions to the 401(k) Plan of $44 thousand and $0.2 million, respectively.
Note 12. Earnings per share
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
On September 23, 2026, the Company completed a registered direct offering of 4,782,608 shares of voting common stock at $1.15 per share and 956,522 five-year warrants to purchase shares of non-voting common stock at an exercise price of $1.25 per share, for aggregate net proceeds of approximately $5.5 million (net of estimated offering expenses of $35 thousand). The warrants are not exercisable until six months following the closing of the offering. Accordingly, the warrants were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2026, as their inclusion would be anti-dilutive or the exercise conditions had not been met. The 4,782,608 shares of common stock issued in the offering are included in the weighted average shares outstanding from the date of issuance. The Company intends to contribute the net proceeds to Patriot Bank, N.A. as regulatory capital and for general corporate purposes. The offering was made pursuant to the Company's registration statement on Form S-3 (File No. 333-287283), declared effective May 22, 2025.

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The following table summarizes the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2026 and 2025.

(Net income (loss) in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026		2025
Basic income (loss) per common share:
Net income (loss) attributable to common shareholders	$1,201	$(2,654)		$(411)		$(10,432)

Weighted average common shares outstanding	119,114,005	99,937,915		117,303,572		63,946,427

Basic income (loss) per common share	$0.01	$(0.03)		$0.00		$(0.16)

Diluted income (loss) per common share:
Net income (loss) attributable to common shareholders	$1,201	$(2,654)		$(411)		$(10,432)

Weighted average common shares outstanding	119,114,005	99,937,915		117,303,572		63,946,427

Dilutive potential common shares	—	—	(1)	—	(2)	—	(3)

Weighted average diluted common shares outstanding	119,114,005	99,937,915		117,303,572		63,946,427

Diluted income (loss) per share of common stock	$0.01	$(0.03)		$0.00		$(0.16)

(1)	The weighted average diluted shares outstanding does not include 5,809,410 anti-dilutive restricted shares of common stock for the three months ended September 30, 2025.
(2)	The weighted average diluted shares outstanding does not include 642,232 anti-dilutive restricted shares of common stock for the nine months ended September 30, 2026.
(3)	The weighted average diluted shares outstanding does not include 8,616,493 anti-dilutive restricted shares of common stock for the nine months ended September 30, 2025.
Note 13. Commitments and Contingencies
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

The following table summarizes our off-balance sheet commitments to originate loans at September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Unused lines of credit	$112,853	$59,567
Home equity lines of credit	9,037	9,193
	$121,890	$68,760

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
As long as there is no violation of any condition established in the contract, commitments to extend credit are agreements to lend to a customer. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Since these commitments could expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary upon extending credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include commercial property, residential property, deposits and securities. Patriot has established an allowance for credit loss of $131 thousand and $80 thousand as of September 30, 2026 and December 31, 2025, respectively, which is included in other liabilities in the Consolidated Balance Sheets.
Standby letters of credit are written commitments issued by Patriot to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Guarantees that are not derivative contracts are recorded at fair value and included in the Consolidated Balance Sheet.
As of September 30, 2026, the Bank has an irrevocable stand-by letter of credit for a maximum of $70.0 million, issued by the Federal Home Loan Bank of Boston on behalf of the Bank, with Mastercard as the beneficiary. This letter of credit was originally set to expire on April 30, 2026 but has been extended to April 30, 2027.
Legal Matters
Patriot is from time to time a party to legal proceedings arising in connection with its business. Management believes that the ultimate disposition of all pending legal matters will not have a material adverse effect on the consolidated financial condition, results of operations, or liquidity of Patriot; however litigation is inherently uncertain and the outcome of such matters cannot be predicted with certainty. Additional details regarding the Company’s legal matters are provided in Item 1: Legal Proceedings.
Note 14. Regulatory and Operational Matters
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

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The Company and Bank’s regulatory capital amounts and ratios at September 30, 2026 and December 31, 2025 are summarized as follows:

		September 30, 2026				December 31, 2025
		Patriot National Bancorp, Inc.		Patriot Bank, N.A.		Patriot National Bancorp, Inc.		Patriot Bank, N.A.
(Dollar amounts in thousands)		Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets):
Actual		$140,211	15.05%	$139,403	14.89%	$129,587	20.76%	$120,329	19.25%
To be Well Capitalized	(1)	—	—	93,630	10.00%	—	—	62,516	10.00%
For capital adequacy		74,527	8.00%	74,904	8.00%	49,934	8.00%	50,013	8.00%
OCC Agreement minimum	(1)	—	—%	—	—%	—	—%	71,894	11.50%

Tier 1 Capital (to risk weighted assets):
Actual		120,276	12.91%	130,803	13.97%	117,567	18.84%	116,657	18.66%
To be Well Capitalized	(1)	—	—	74,904	8.00%	—	—	50,013	8.00%
For capital adequacy		55,895	6.00%	56,178	6.00%	37,450	6.00%	37,510	6.00%
OCC Agreement minimum	(1)	—	—%	—	—%	—	—%	62,516	10.00%

Common Equity Tier 1 Capital (to risk weighted assets):
Actual		112,111	12.03%	130,803	13.97%	109,567	17.55%	116,657	18.66%
To be Well Capitalized	(1)	—	—	60,860	6.50%	—	—	40,636	6.50%
For capital adequacy		41,922	4.50%	42,134	4.50%	28,088	4.50%	28,132	4.50%
OCC Agreement minimum	(1)	—	—%	—	—%	—	—%	62,516	10.00%

Tier 1 Leverage Capital (to average assets):
Actual		120,276	9.04%	130,803	9.79%	117,567	11.52%	116,657	11.42%
To be Well Capitalized	(1)	—	—	66,793	5.00%	—	—	51,097	5.00%
For capital adequacy		53,224	4.00%	53,435	4.00%	40,835	4.00%	40,878	4.00%
OCC Agreement minimum	(1)	—	—%	—	—%	—	—%	91,975	9.00%
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
Note 15. Fair Value
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
Following is a summary of the guidance provided by U.S. GAAP regarding the application of fair value measurements and Patriot’s application thereof. Additionally, the following information includes detailed summaries of the effects fair value measurements have on the carrying amounts of asset and liabilities presented in the consolidated financial statements.
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
Certain credit card receivables held for sale at September 30, 2026 were valued using an income approach based on discounted expected cash flows. Significant assumptions included expected collections, anticipated credit losses, timing of collections, costs

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
and uncertainties associated with administering and resolving the portfolio, and a market participant discount rate. Because significant inputs to the valuation are unobservable, these receivables are classified within Level 3 of the fair value hierarchy.
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
Due to the significant unobservable input related to retained beneficial interest, this asset is classified within Level 3 of the valuation hierarchy.
The Company evaluates the retained interest on a recurring basis for changes in expected cash flows and records adjustments to fair value as necessary. Changes in the fair value of the retained interest are recognized in earnings in the period in which they occur.
Derivative asset (liability) - Interest Rate Swaps
The Company’s derivative assets and liabilities consist of transactions as part of management’s strategy to manage interest rate risk. The valuation of interest rate swap agreements does not contain any counterparty risk. The valuation of the Company’s interest rate swaps is obtained from a third-party pricing service and is determined using a discounted cash flow analysis on the expected cash flows of each derivative. The pricing analysis is based on observable inputs for the contractual terms of the derivatives, including the period to maturity and interest rate curves. The Company has determined that the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy. See Note 10 for additional disclosures on derivatives.
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
Assets Measured at Fair Value on a Recurring Basis
The following tables present the financial assets and liabilities measured at fair value on a recurring basis and are included in the Consolidated Balances Sheets at the dates indicated:

(In thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2026
U. S. Government agency and MBS	$—	$206,145	$—	$206,145
Corporate bonds	—	1,662	11,567	13,229
Subordinated notes	—	3,934	—	3,934
SBA loan pools	—	2,945	—	2,945
Available-for-sale securities	$—	$214,686	$11,567	$226,253

Certain loans held for sale	$—	$—	$11,094	$11,094

Retained beneficial interest	$—	$—	$284	$284

Interest rate swap receivable	$—	$72	$—	$72

Interest rate swap liability	$—	$72	$—	$72

December 31, 2025:
U. S. Government agency and MBS	$—	$204,068	$—	$204,068
Corporate bonds	—	1,737	11,727	13,464
Subordinated notes	—	3,752	—	3,752
SBA loan pools	—	3,393	—	3,393
Available-for-sale securities	$—	$212,950	$11,727	$224,677

Retained beneficial interest	$—	$—	$518	$518

Interest rate swap receivable	$—	$39	$—	$39

Interest rate swap liability	$—	$39	$—	$39

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
Assets Measured at Fair Value on a Non-Recurring Basis
Patriot measures certain financial assets and financial liabilities at fair value on a non-recurring basis when circumstances dictate (e.g., impairment of long-lived assets, other than temporary impairment of collateral value). The carrying values of such financial assets and financial liabilities are adjusted to fair value or fair value less costs to sell, as may be appropriate.
The following tables present assets that were measured at fair value on a non-recurring basis:

	Fair Value Measurements at September 30, 2026
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Individually evaluated loans	—	—	22,307	22,307
Servicing assets			549	549
Total	$—	$—	$22,856	$22,856

	Fair Value Measurements at December 31, 2025
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Individually evaluated loans	—	—	10,394	10,394
Servicing assets			652	652
Total	$—	$—	$11,046	$11,046
Other Fair Value Disclosures
The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value in the Consolidated Balance Sheets:

	Fair Value Measurements at September 30, 2026
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Non-interest-bearing deposits and cash	$2,123	$2,123	$2,123	$—	$—
Interest-bearing deposits	287,024	287,024	287,024	—	—
Cash and cash equivalents	$289,147	$289,147	$289,147	$—	$—
FRB and FHLB stock	3,913	3,913	—	3,913	—
Loans receivable, net	893,219	868,018	—	—	868,018

Financial Liabilities:
Deposits	1,373,492	1,371,637	1,178,195	193,442	—
Borrowed Funds	26,144	25,074	—	25,074	—

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value Measurements at December 31, 2025
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Non-interest-bearing deposits and cash	$23,147	$23,147	$23,147	$—	$—
Interest-bearing deposits	183,980	183,980	183,980	—	—
Cash and cash equivalents	$207,127	$207,127	$207,127	$—	$—
FRB and FHLB stock	3,640	3,640	—	3,640	—
Loans receivable, net	585,723	571,015	—	—	571,015

Financial Liabilities:
Deposits	965,786	965,908	627,707	338,201	—
Borrowed Funds	16,446	16,259	—	16,259	—
Level 3 Disclosures
As of September 30, 2026 and December 31, 2025, four corporate bonds were classified as Level 3 instruments. The fair values of these securities were determined using a present value approach. The discount rate assumed was determined based on unobservable inputs in a pricing model. During the three and nine months ended September 30, 2026, the Company transferred certain held for sale loans into Level 3.
At September 30, 2026, certain credit card receivables held for sale with a carrying value of approximately $13.7 million were measured at fair value using a discounted cash flow approach. Significant unobservable inputs included assumptions regarding expected collections, credit losses, timing of collections, costs associated with administering and resolving the portfolio, and the market participant discount rate.
For the three and nine months ended September 30, 2025, the Company had no transfers into or out of Levels 1, 2 or 3.
The reconciliation of the beginning and ending balances during the three and nine months ended September 30, 2026 and 2025 for Level 3 assets is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Level 3 fair value, beginning of period	$26,343	$11,477	$12,245	$11,123
Unrealized (loss)/gain	(3,398)	281	(3,892)	635
Transfers in and /or out of Level 3	—	—	14,592	—
Level 3 fair value, end of period	$22,945	$11,758	$22,945	$11,758

PATRIOT NATIONAL BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
The table below presents the valuation methodology and unobservable inputs for level 3 assets measured at fair value as of September 30, 2026 and December 31, 2025:

(In thousands)	Fair Value	Valuation Methodology	Unobservable Inputs	Range of Inputs
September 30, 2026
Individually evaluated loans, net	$22,307	Real Estate Appraisals	Discount for appraisal type	5%	-	11%

Certain loans held for sale	11,094	Discounted Cash Flows	Market discount rates	13%	-	13%

Servicing assets	549	Discounted Cash Flows	Market discount rates	13%	-	13%

Retained beneficial interest	284	Discounted Cash Flows	Market discount rates	10%	-	15%
			Loss projections (% exposure)	10%	-	20%
			Claim timing (months)	9 months	-	18 months

December 31, 2025:
Individually evaluated loans, net	$10,394	Real Estate Appraisals	Discount for appraisal type	8%	-	14%

Servicing assets	652	Discounted Cash Flows	Market discount rates	10%	-	15%

Retained beneficial interest	518	Discounted Cash Flows	Market discount rates	10%	-	15%
			Loss projections (% exposure)	10%	-	20%
			Claim timing (months)	9 months	-	18 months

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
The estimated fair value amounts have been measured as of September 30, 2026 and December 31, 2025, and have not been reevaluated or updated for purposes of these Consolidated Financial Statements subsequent to those respective dates. As such, the estimated fair values of the financial instruments measured may be different than if they had been subsequently valued.
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
Note 16. Segment Information
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

Note 17. Subsequent Events
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
Critical Accounting Policies
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Actual results could differ from those estimates. Management has identified the allowance for credit losses and the realizability of deferred tax assets as among the Company’s most critical accounting estimates because they are important to the portrayal of the Company’s financial condition and results of operations and require management to make subjective and complex judgments about matters that are inherently uncertain. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and Note 9, Income Taxes, for additional information.
SUMMARY OF RESULTS
The Company continued to execute its strategic plan during the nine months ended September 30, 2026, with a focus on balance sheet growth, capital optimization, and risk management. Significant regulatory milestones were achieved during the quarter. On June 30, 2026, when the OCC formally terminated its Formal Agreement with the Bank, resulting in the Bank's reclassification from "adequately capitalized" to "well capitalized" under applicable regulatory standards. On July 7, 2026, the OCC also notified the Bank that it no longer considered the Bank to be in “troubled condition” for purposes of applicable law and regulation.

For the three months ended September 30, 2026, the Company reported net income of $1.2 million, or $0.01 per basic and diluted share, compared to a net loss of $2.7 million, or $0.03 per share, for the same period in 2025. For the nine months ended September 30, 2026, the Company reported a net loss of $0.4 million, or $0.00 per share, compared to a net loss of $10.4 million, or $0.16 per share, for the same period in 2025. The improvement reflects higher net interest income and increased non-interest income, partially offset by higher operating expenses.
FINANCIAL CONDITION
Total assets increased to $1.5 billion at September 30, 2026, from $1.09 billion at December 31, 2025, primarily driven by loan origination and purchase activity and continued growth of the investment securities portfolio.
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash increased from $207.1 million at December 31, 2025 to $289.1 million at September 30, 2026. The increase was driven primarily by a significant customer deposit held across quarter-end that was partially offset by the Bank’s continuing strategic reallocation of liquidity into higher yielding asset classes, consistent with the Company’s strategic objectives. For further details, refer to the Consolidated Statements of Cash Flows.

Investment securities
Total investments increased to $226.3 million at September 30, 2026, compared to $224.7 million at December 31, 2025. The investment portfolio continues to be composed primarily of U.S. Government agency and mortgage-backed securities, which totaled $191.7 million at fair value. The net increase was driven principally by $51.0 million in purchases of available-for-sale securities during 2026, reflecting the Company's ongoing deployment of liquidity into investment securities as part of its balance sheet repositioning. These purchases were partially offset by $29.1 million in sales proceeds, $6.1 million in principal paydowns, $2.9 million in net accretion of investment premiums and discounts, and a $17.2 million increase in net unrealized losses recorded in other comprehensive loss.
At September 30, 2026, securities of $123.9 million were pledged to the FHLB or FRB at September 30, 2026, compared to $15.1 million at December 31, 2025. Of the September 30, 2026 amount, approximately $91.7 million was pledged to the FHLB to support available borrowing capacity, and $32.2 million was pledged to the FRB. No FHLB or FRB borrowings were outstanding at September 30, 2026.
Loans held for investment
Loans receivable, net, increased to $893.2 million at September 30, 2026 from $585.7 million at December 31, 2025, an increase of approximately $307.5 million or approximately 52.50%. The increase reflects new loan originations under the Bank's targeted lending initiatives, as well as continued purchases of residential and commercial real estate loans.
The following table provides the composition of the Company’s loan held for investment portfolio as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
Loan portfolio:
Commercial Real Estate	$474,564	53%	346,191	58%
Residential Real Estate	199,272	22%	79,667	13%
Commercial and Industrial	219,972	24%	146,828	25%
Consumer and Other	7,879	1%	19,876	3%
Loans receivable, gross	901,688	100%	592,562	100%
Allowance for credit losses	(8,469)		(6,839)
Loans receivable, net	$893,219		$585,723
Commercial real estate remained the largest loan category as of September 30, 2026, comprising 52.6% of total gross loans, compared to 58.4% at December 31, 2025. Residential real estate loans increased to 22.1% of total gross loans from 13.4% at year‑end, driven primarily by loan purchases completed during the first quarter of 2026. SBA loans held for investment are included within the commercial real estate and commercial and industrial loan categories. As of September 30, 2026, SBA loans classified as commercial real estate totaled $10.8 million compared to $10.4 million at December 31, 2025. SBA loans included in the commercial and industrial loan category totaled $7.1 million at September 30, 2026, compared to $8.7 million at December 31, 2025.
As of September 30, 2026, the Company’s net loan‑to‑deposit ratio increased to 65.0% from 60.6% at December 31, 2025, while the net loan‑to‑total assets ratio increased to 59.7% from 53.8% over the period. These increases are consistent with the Company’s balance sheet repositioning.

Commercial Real Estate Loans
The following table provides the composition of the commercial real estate loan portfolio as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
Commercial Real Estate
CRE owner occupied	$99,993	21%	$72,883	21%
CRE multifamily	104,726	22%	52,502	15%
CRE office	25,351	5%	26,347	8%
CRE retail	56,800	12%	42,953	12%
Other CRE non-owner occupied	187,694	40%	151,505	44%
Total	$474,564	100%	$346,191	100%
The following table provides the commercial real estate loan portfolio by geographic concentrations as of September 30, 2026 and December 31, 2025:

(In thousands)	September 30, 2026		December 31, 2025
	Amount	%	Amount	%
California	$160,329	34%	$35,896	10%
Connecticut	54,373	11%	77,224	22%
Florida	13,070	3%	7,262	2%
New Jersey	21,628	5%	23,534	7%
New York	168,415	35%	166,794	48%
Other Markets (1)	56,749	12%	35,480	10%

Total Commercial Real Estate	$474,564	100%	$346,191	100%
(1) Outside Market consists of loans in all other states, none of which are greater than 5% of the total.
Commercial real estate and commercial and industrial loans represented approximately 77% of total gross loans at September 30, 2026. Accordingly, the Company’s credit performance remains significantly influenced by borrower operating performance, collateral values, and economic conditions in the markets and customer segments served by the Bank. For purposes of internal and regulatory CRE concentration monitoring, including under OCC Bulletin 2006-46, owner-occupied CRE loans are excluded from CRE totals and classified as commercial and industrial loans, although owner-occupied CRE loans are included in the CRE portfolio presentation above.
As of September 30, 2026, the Bank’s CRE concentration was 254% of Tier 1 capital plus allowance for credit loss, below the Bank’s concentration policy limit of 350%. Exceeding this threshold would not, by itself, indicate unsafe or unsound banking practices; however, it subjects the Bank to heightened supervisory expectations for portfolio management, risk assessment, and capital planning. Management maintains portfolio management procedures, underwriting standards, and stress testing practices consistent with these regulatory expectations.

Allowance for Credit Losses ("ACL") on Loans
The Company estimates its ACL under the CECL methodology in ASC 326. The allowance for credit losses was $8.5 million at September 30, 2026, compared to $6.8 million at December 31, 2025. Based on management’s evaluation of the loan portfolio at September 30, 2026, management believed the ACL of $8.5 million, or 0.94% of gross loans, was appropriate to absorb expected credit losses in the loan portfolio as of that date. The increase from December 31, 2025 reflected, in part, the initial allowance recorded on loans purchased during the first quarter of 2026 under ASU 2025-08.
Effective January 1, 2026, the Company early adopted ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, on a prospective basis. The adoption did not impact the Company’s opening retained earnings. For loans purchased during the nine months ended September 30, 2026, the Company recorded an initial allowance for credit losses of $925 thousand as an adjustment to the amortized cost basis, consistent with the new standard.
The following table summarizes activity in the ACL:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025

Balance at beginning of the period	$8,469	$7,795	$6,839	$7,305
Provision for credit losses	(20)	(403)	355	1,955
PSL allowance credit losses	—	—	925	—
Net recovery (charge-offs)	20	(205)	350	(2,073)
Balance at end of the period	$8,469	$7,187	$8,469	$7,187

Ratios:
Net recovery (charge-offs) to average loans (annualized)	0.01%	(0.14)%	0.06%	(0.42)%
Allowance for credit losses to total loans	0.94%	1.22%	0.94%	1.22%
Allowance for credit losses to nonperforming	32.15%	27.67%	32.15%	27.67%
For the three months ended September 30, 2026, net charge-offs decreased to a nominal net recovery, compared to $0.2 million and 0.14% for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, net charge-offs decreased $2.4 million to $0.4 million net recovery, from $2.1 million as of September 30, 2025, Net charge-offs to average loans improved to a net recovery for the nine months ended September 30, 2026 from 0.42% for the period ended September 30, 2025. The decrease in net charge-offs in 2026 was primarily due to reductions and repositioning of the portfolio completed in 2025.
Average loans increased by approximately $341.8 million to $930.2 million for the three months ended September 30, 2026 from $588.4 million for the three months ended September 30, 2025. For the nine month period, the average loan balance increased $181.1 million, from $651.8 million in 2025 to $832.9 million in 2026. The increase reflects new loan originations under the Bank's targeted lending initiatives, as well as continued purchases of residential and commercial real estate loans.
Non-accrual loans
Non-accrual loans were $25.4 million as of September 30, 2026, compared to $26.0 million as of September 30, 2025. The ACL-to-non-accrual loans ratio was 33.4% as of September 30, 2026, compared to 27.67% as of September 30, 2025. The Company continues to actively manage and monitor credit risk, particularly in commercial real estate and consumer loan portfolios.

The following table presents non-accrual loans as of the dates indicated:

	September 30,	December 31,
(In thousands)	2026	2025
Non-accruing loans:
Commercial Real Estate	$11,609	$13,701
Residential Real Estate	884	57
Commercial and Industrial	12,582	10,182
Consumer and Other	280	413
Total non-accruing loans	25,355	24,353

Loans past due over 90 days and still accruing	988	—
Total nonperforming loans	$26,343	$24,353

Nonperforming assets to total assets	1.76%	2.24%
Nonperforming loans to total loans, net	2.95%	4.16%
Non-accrual loans increased $1.0 million, to $25.4 million at September 30, 2026 from $24.4 million at December 31, 2025. At September 30, 2026, non-accrual loans were comprised of 81 loans, compared to 151 loans at December 31, 2025. At September 30, 2026, 36 loans were individually evaluated and a specific reserve of $2.7 million was established, compared to 9 individually evaluated loans and a specific reserve of $2.1 million at December 31, 2025. The increase in loan count and specific reserves on individually evaluated loans reflects continued enhanced loan-level analysis on certain credits within the portfolio, which resulted in refined reserve estimates for those loans. Individually evaluated loans are measured based on collateral value or discounted expected cash flows, as applicable.
Nonperforming assets to total assets improved to 1.76% at September 30, 2026 from 2.24% at December 31, 2025. Nonperforming loans to total loans, net decreased to 2.95% from 4.16%, primarily due to total loans increasing during 2026.
Loans held for sale
Loans held for sale totaled $28.5 million at September 30, 2026, compared to $24.5 million at December 31, 2025, and primarily consist of credit card receivables originated for certain digital payments programs and generally sold shortly after origination to third parties, including certain receivables that remained on the Bank’s balance sheet after program manager Parker Group, Inc. failed to complete the anticipated purchase.
During the third quarter of 2026, the Bank collected approximately $0.3 million directly on the Parker-related receivables, and approximately $6.0 million of principal payments were received by a court-appointed joint servicer and separately recognized as a receivable within other assets. At September 30, 2026, the remaining Parker-related loans held for sale had a gross balance of approximately $13.7 million. The related valuation allowance decreased from $5.5 million at June 30, 2026 to $2.6 million at September 30, 2026, reflecting the lower remaining gross balance following collections, improved collection expectations, a shorter anticipated collection period, and lower estimated net collection and workout costs. See Note 5 for additional information.
Deferred Taxes
The Company reported a net deferred tax asset of approximately $920 thousand at September 30, 2026, compared with a net deferred tax liability of $783 thousand at December 31, 2025. During the second quarter of 2026, management concluded that a portion of the Company’s deferred tax assets met the more-likely-than-not realization threshold and released approximately $1.2 million of the related valuation allowance, resulting in a corresponding discrete income tax benefit. The Company continues to maintain a substantial valuation allowance against its remaining deferred tax assets.
Management will continue to evaluate the realizability of its deferred tax assets based on all available positive and negative evidence. Changes in operating results, expected taxable income, strategic actions, applicable tax-law limitations or other relevant factors could result in additional changes to the valuation allowance and affect future income tax expense or benefit. See Note 9, Income Taxes, for additional information.

Deposits
The following table is a summary of the Company’s deposits at the dates shown:

(In thousands)	September 30, 2026	December 31, 2025
Non-interest-bearing:
Total non-interest-bearing deposits	347,565	106,766
Interest-bearing:
Savings	73,472	38,036
Interest-bearing DDA	586,482	291,728
Money market	170,676	191,177
Certificates of deposit, $250,000 or less	133,647	206,915
Certificates of deposit, more than $250,000	56,586	76,480
Brokered deposits	5,063	54,683
Total interest-bearing deposits	1,025,927	859,020

Total Deposits	$1,373,492	$965,786

Additional deposit metrics
Deposits associated with digital payments customers	$412,825	$297,702

Total retail branch bank deposits	$316,121	$341,453

Total uninsured deposits	$316,724	$194,254
Total deposits increased to $1.37 billion at September 30, 2026, from $965.8 million at December 31, 2025. Non-interest-bearing deposits increased to $347.6 million from $106.8 million. The increase was driven primarily by a significant customer deposit held across quarter-end. Interest-bearing deposits grew from $859.0 million to $1.03 billion, reflecting the growth of deposits from institutional banking and high-net-worth customers, partially offset by reductions in CD, money market and brokered deposits. Brokered deposits decreased $49.6 million to $5.1 million at September 30, 2026 from $54.7 million at December 31, 2025. These changes reflect the Company’s ongoing efforts to manage liquidity, reduce certain deposit concentrations, and support its broader balance sheet repositioning.
Borrowings
Total borrowings were $26.1 million at September 30, 2026, compared to $16.4 million at December 31, 2025. The increase primarily reflects the issuance of $10.0 million in new subordinated notes in September 2026 bearing interest at 8.5%, fixed until September 30, 2031, after which the rate resets quarterly to three-month SOFR plus 416 basis points. Subordinated notes totaled $18.0 million and junior subordinated debentures totaled $8.2 million at September 30, 2026. No FHLB advances, FRB borrowings, or senior notes were outstanding at September 30, 2026; the 2022 Senior Notes were fully repaid during the third quarter of 2025. The Bank maintained standby letters of credit issued by the FHLB for the benefit of Mastercard in connection with card settlement requirements of $70.0 million at September 30, 2026 and $55.0 million at December 31, 2025, which reduced available FHLB borrowing capacity.

Shareholders’ Equity
Total shareholders' equity decreased to $83.2 million at September 30, 2026, from $94.7 million at December 31, 2025, a decrease of $11.5 million. The primary driver of the equity decrease was a $17.2 million increase in accumulated other comprehensive loss, reflecting a deterioration in the fair value of available-for-sale securities driven by higher market interest rates during the nine months ended September 30, 2026.
Shareholders’ equity was further impacted by a net loss of $0.4 million for the nine months ended September 30, 2026, compared to a net loss of $10.4 million for the same period in 2025.
During the nine months ended September 30, 2026, the Company raised net proceeds of $5.5 million from common stock issuances, including a registered direct offering completed on September 23, 2026 of 4,782,608 shares of voting common stock at $1.15 per share and 956,522 five-year warrants to purchase shares of non-voting common stock at an exercise price of $1.25 per share, for aggregate net proceeds of approximately $5.5 million (net of estimated offering expenses of $35 thousand). The warrants are not exercisable until six months following the closing of the offering. Accordingly, the warrants were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2026, as their inclusion would be anti-dilutive or the exercise conditions had not been met. The 4,782,608 shares of common stock issued in the offering are included in the weighted average shares outstanding from the date of issuance. The Company intends to contribute the net proceeds to Patriot Bank, N.A. as regulatory capital and for general corporate purposes. The offering was made pursuant to the Company's registration statement on Form S-3 (File No. 333-287283), declared effective May 22, 2025. Common shares issued and outstanding increased to 123,524,808 at September 30, 2026 from 114,996,672 at December 31, 2025.

Average Balances
The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the three months ended September 30, 2026 and 2025:

(In thousands)	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$930,255	$14,210	6.06%	$588,449	$8,565	5.77%
Investments	240,886	3,053	5.07%	92,367	646	2.80%
Cash equivalents and other	94,645	858	3.60%	210,849	2,332	4.39%

Total interest earning assets	1,265,786	18,120	5.68%	891,665	11,543	5.14%

Total non-earning assets	41,557			35,536

Total Assets	$1,307,343			$927,201

Liabilities
Interest-bearing liabilities:
Deposits	$1,095,301	$7,030	2.55%	$743,806	$6,090	3.25%
Borrowed funds	18,431	348	7.50%	19,309	443	9.10%

Total interest-bearing liabilities	1,113,732	7,379	2.63%	763,115	6,533	3.40%

Non-interest-bearing deposits	94,203			79,678
Other liabilities	12,410			7,950

Total Liabilities	1,220,345			850,743

Shareholders' equity	86,998			76,458

Total Liabilities and Shareholders' Equity	$1,307,343			$927,201

Net interest income		$10,742			$5,010

Net interest margin			3.37%			2.23%
Net interest spread			3.05%			1.74%

The following tables present daily average balance sheets, interest income, interest expense and the corresponding yields earned and rates paid for the nine months ended September 30, 2026 and 2025:

(In thousands)	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
ASSETS
Interest Earning Assets:
Loans	$832,894	$36,488	5.86%	$651,773	$27,648	5.67%
Investments	242,623	9,112	5.01%	88,739	1,807	2.72%
Cash equivalents and other	129,517	3,660	3.78%	184,767	6,130	4.44%

Total interest earning assets	1,205,034	49,259	5.47%	925,279	35,585	5.14%

Total non-earning assets	47,847			38,039

Total Assets	$1,252,881			$963,318

Liabilities
Interest-bearing liabilities:
Deposits	$1,034,873	$21,341	2.76%	$792,458	$20,681	3.49%
Borrowed funds	23,453	1,143	6.52%	26,762	1,752	8.75%

Total interest-bearing liabilities	1,058,327	22,484	2.84%	819,220	22,433	3.66%

Non-interest-bearing deposits	89,807			86,649
Other liabilities	13,789			7,482

Total Liabilities	1,161,923			913,351

Shareholders' equity	90,958			49,967

Total Liabilities and Shareholders' Equity	$1,252,881			$963,318

Net interest income		$26,775			$13,152

Net interest margin			2.97%			1.90%
Net interest spread			2.62%			1.48%

The following table presents the change in interest-earning assets and interest-bearing liabilities by major category and the related change in the interest income earned and interest expense incurred thereon attributable to the change in transactional volume in the financial instruments and the rates of interest applicable thereto, comparing the three and nine ended September 30, 2026 and 2025.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 compared to 2025			2026 compared to 2025
(In thousands)	Increase/(Decrease)			Increase/(Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Loans	$4,975	$670	$5,645	$7,683	$1,157	$8,840
Investments	1,038	1,369	2,407	3,133	4,172	7,305
Cash equivalents and other	(1,285)	(188)	(1,473)	(1,833)	(637)	(2,470)

Total interest earning assets	4,728	1,850	6,578	8,983	4,692	13,675

Interest-bearing liabilities:
Deposit	(2,878)	1,937	(941)	(6,326)	5,666	(660)
Borrowed funds	20	74	94	217	391	608

Total interest-bearing liabilities	(2,858)	2,011	(846)	(6,110)	6,057	(53)

Increase (decrease) in net interest income	$1,870	$3,862	$5,732	$2,873	$10,749	$13,623
Interest Rate Risk
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
Results of Operations
For the three months ended September 30, 2026, the Company reported net income of $1.2 million, or $0.01 per basic and diluted share, compared to a net loss of $2.7 million, or $0.03 per share, for the same period in 2025. For the nine months ended September 30, 2026, the Company reported a net loss of $0.4 million, or $0.00 per share, compared to a net loss of $10.4 million, or $0.16 per share, for the same period in 2025. The improvement reflects higher net interest income and increased non-interest income, partially offset by higher operating expenses.
Net interest income
Net interest income for the three months ended September 30, 2026 was $10.7 million, compared to $5.0 million for the same period in 2025, an increase of $5.7 million, or approximately 114%. For the nine months ended September 30, 2026, net interest income was $26.8 million, compared to $13.2 million for the nine months ended September 30, 2025. The increase reflects significant growth in the loan portfolio, a higher-yielding investment securities portfolio, and relatively stable funding costs.
Interest and fees on loans increased $5.6 million for the quarter and $8.8 million year-to-date, driven by substantial loan portfolio growth since year-end 2025. Interest on investment securities increased $2.4 million for the quarter and $7.2 million year-to-date, reflecting the Company's strategic reallocation of liquidity from cash into investment securities. Total interest expense increased $0.8 million for the quarter, as volume-driven increases in deposit interest costs were partially offset by the elimination of senior note interest expense following the repayment of the 2022 Senior Notes in the third quarter of 2025. For the nine months ended September 30, 2026 and 2025, total interest expense was essentially flat at $22.5 million and $22.4 million, respectively. Net interest margin was 3.37% for the three months ended September 30, 2026, compared to 2.23% for the same period in 2025. For the nine months ended September 30, 2026 and 2025, net interest margin was 2.97% and 1.90%, respectively.
Provision (Credit) for credit losses
The Company recorded a net credit of $3 thousand to the provision for credit losses for the three months ended September 30, 2026, compared to a credit to provisions of $0.4 million for the same period in 2025. For the nine months ended September 30, 2026, the provision for credit losses was $406 thousand, compared to $1.8 million for the same period in 2025. The lower provision in 2026 reflects a broadly improving credit quality profile following actions taken during 2025 to address higher-risk legacy assets, partially offset by reserve build related to new loan originations and purchases. As noted above, under ASU 2025-08, the initial ACL of $925 thousand on purchased loans was recorded as an adjustment to amortized cost rather than through provision expense.
Non-interest income
Non-interest income for the three months ended September 30, 2026 was $5.9 million, compared to $2.2 million for the same period in 2025, an increase of $3.7 million. For the nine months ended September 30, 2026, non-interest income was $12.3 million, compared to $7.0 million for the same period in 2025. Digital Payments income was $2.6 million for the quarter and $8.0 million year-to-date, compared to $2.7 million and $6.6 million in the comparable prior-year periods. Other income increased by $3.0 million to $3.1 million for the quarter primarily due to the change in the fair value related to loans held for sale of $2.8 million. These increases were partially offset by a decline in deposit fees and service charges and lower loan-related fee income compared to the prior year.
Non-interest expense
Non-interest expense for the three months ended September 30, 2026 was $15.7 million, compared to $10.3 million for the same period in 2025, an increase of $5.4 million. For the nine months ended September 30, 2026, non-interest expense was $40.8 million, compared to $28.8 million for the prior-year period. Salaries and benefits increased $1.3 million for the quarter and $4.7 million year-to-date, reflecting investments in new leadership and management as well as higher equity-based compensation expense.
Professional and outside services increased $4.1 million for the quarter and $5.8 million year-to-date, driven primarily by approximately $5.2 million of legal costs incurred in connection with the Parker-related litigation. These costs were partially offset by approximately $2.4 million of estimated insurance recoveries recognized by the Company and recorded as a receivable based on accepted coverage, applicable policy limits and management’s assessment of eligible costs and expected adjustments, resulting in approximately $2.8 million of net legal expense associated with the litigation during the quarter. The remaining increase reflected legal, compliance, advisory, and remediation-related costs associated with the Bank's former Formal Agreement with the OCC.
Occupancy and equipment increased $0.3 million for the quarter and $0.8 million year-to-date, reflecting the opening of a new Beverly Hills, California office in the first quarter of 2026.
Income Taxes
For the three months ended September 30, 2026, the Company recorded an income tax benefit of $0.2 million, compared to a benefit of $5 thousand for the same period in 2025. For the nine months ended September 30, 2026, the income tax benefit was $1.7 million, compared to $53 thousand for the same period in 2025. The 2026 benefit reflects the partial release of the valuation allowance on deferred tax assets, resulting in recognition of a $0.9 million net deferred tax asset on the balance sheet at September 30, 2026.
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

The Company's on-hand liquidity and total liquidity ratios as of September 30, 2026 and December 31, 2025, are as follows:

(In thousands)	September 30, 2026	December 31, 2025
On-hand liquidity
Interest-bearing cash and cash equivalents	$286,993	$183,980
Available-for-sale securities, at fair value	226,253	224,677
Less: pledged available-for-sale securities	(123,938)	(15,138)
Total on-hand liquidity	389,308	393,519

Borrowing capacity
FHLB borrowing capacity	148,344	76,003
FRB borrowing capacity	49,519	26,357
Brokered deposit capacity	343,373	144,868
Total borrowing capacity	541,236	247,228
Less: used borrowing capacity
FHLB capacity used (including the standby letter of credit)	(71,161)	(55,671)
FRB capacity used	—	—
Outstanding brokered deposits	(5,063)	(54,683)
Total used borrowing capacity	(76,224)	(110,354)

Total liquidity	$854,320	$530,393

Total liabilities	$1,414,105	$993,160

On-hand liquidity to total liabilities	27.53%	39.62%
Total liquidity to total liabilities	60.41%	53.40%
On-hand liquidity declined by $4.2 million during the nine months ended September 30, 2026, as the Company redeployed excess cash into higher-yielding earning assets, including loan originations and acquisitions, resulting in net loan growth of $307.5 million. The Company also enhanced its contingent liquidity position by increasing the amount of available-for-sale securities pledged to the FHLB, which increased available FHLB borrowing capacity to $148.3 million at September 30, 2026 from $76.0 million at December 31, 2025. On-hand liquidity to total liabilities decreased to 27.53% from 39.62%, and total liquidity to total liabilities improved to 60.41% from 53.40%, primarily reflecting the significant expansion in available borrowing and brokered deposit capacity.
A significant contributor to the improvement in total liquidity was the increase in brokered deposit capacity, which grew to $343.4 million at September 30, 2026 from $144.9 million at December 31, 2025. This increase reflects the termination of regulatory constraints on the Bank’s utilization of brokered deposits following the termination of the OCC Formal agreement and of the designation of the Bank as a “troubled bank”.
Liquidity represents the Company's ability to meet its financial obligations as they come due, including deposit withdrawals, funding commitments, debt service, and other operating needs. Management believes the Company's liquidity position at September 30, 2026 was sufficient to meet expected funding needs and reasonably anticipated deposit fluctuations.
Net cash used in operating activities for the nine months ended September 30, 2026 was $13.9 million, compared to $10.1 million used in the same period of 2025. The increase in cash used reflects higher net originations of loans held for sale, net of proceeds, as well as increases in accrued interest receivable and other assets and an increase in accrued expenses and other liabilities, which together resulted in net cash outflows from working capital of $3.8 million during the period. These outflows were partially offset by a lower net loss and higher share-based compensation of $4.4 million compared to $3.1 million in the prior-year period.
Net cash used in investing activities was $324.2 million for the nine months ended September 30, 2026, compared to $103.4 million provided by investing activities in the prior-year period. The primary driver of the period-over-period change was $307.2 million in net loan originations and purchases, primarily in residential and commercial real estate, as well as net purchases of available for sale securities of $15.9 million.

Net cash provided by financing activities was $420.1 million for the nine months ended September 30, 2026, compared to $54.4 million used in the prior-year period. Total deposits increased by $407.7 million, reflecting growth in core deposits and deposit activity associated with the Company's digital payments activity. Proceeds from subordinated debt issuance of $9.7 million and common stock issuance of $5.5 million, net of issuance costs, also served as funding sources for the Company's asset growth during the period.
Cash, cash equivalents and restricted cash increased $82.0 million during the nine months ended September 30, 2026, compared to an increase of $38.9 million during the same period in 2025. The increase was driven primarily by a significant customer deposit held across quarter-end that was partially offset by the Bank’s continuing strategic reallocation of liquidity into higher yielding asset classes, consistent with the Company’s strategic objectives.
REGULATORY CAPITAL REQUIREMENTS
As of September 30, 2026, the Bank’s regulatory capital ratios exceeded the minimum levels required for classification as “well capitalized” under applicable federal banking regulations. On June 30, 2026, the OCC terminated the Formal Agreement with the Bank, and the Bank is no longer subject to the higher minimum capital ratios previously established thereunder. At September 30, 2026, the Bank’s total risk-based capital ratio was 14.89%, its Tier 1 risk-based capital ratio was 13.97%, its common equity Tier 1 capital ratio was 13.97%, and its Tier 1 leverage ratio was 9.79%. See Note 14 to the consolidated financial statements for additional information regarding the Company’s and the Bank’s regulatory capital amounts and ratios.

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

The tables below present estimated changes in net portfolio value and net interest income under selected instantaneous interest rate shock scenarios at September 30, 2026 and December 31, 2025.

	Net Portfolio Value - Performance Summary
(In thousands)	As of September 30, 2026			As of December 31, 2025
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$230,728	$(16,800)	(6.79)%	$118,478	$(25,935)	(17.96)%
+100	241,359	(6,169)	(2.49)%	132,666	(11,747)	(8.13)%
BASE	247,528	—	—	144,413	—	—
-100	248,231	703	0.28%	156,122	11,709	8.11%
-200	246,776	(752)	(0.30)%	163,243	18,830	13.04%

	Net Interest Income - Performance Summary
(In thousands)	September 30, 2026			December 31, 2025
Projected Interest Rate Scenario	Estimated Value	Change from Base ($)	Change from Base (%)	Estimated Value	Change from Base ($)	Change from Base (%)
+200	$53,256	$3,113	6.21%	$24,099	$(2,580)	(9.67)%
+100	51,795	1,652	3.29%	25,470	(1,209)	(4.53)%
BASE	50,143	—	—	26,679	—	—
-100	48,773	(1,370)	(2.73)%	28,374	1,695	6.35%
-200	48,312	(1,831)	(3.65)%	29,634	2,955	11.08%
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026 because the Company had not yet completed the testing and evaluation necessary to conclude that the material weakness in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 had been remediated.
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

During the nine months ended September 30, 2026, management continued to implement remediation measures designed to address the material weakness, including formalizing additional documentation protocols, enhancing evidence retention and monitoring, refining financial close and reconciliation review procedures, continuing implementation of information technology general control enhancements, and further clarifying control responsibilities and oversight. Many of these remediation measures remain in process, and the Company will not consider the material weakness remediated until the applicable remediated controls have operated effectively for a sufficient period of time and management has completed testing sufficient to conclude that the material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2026, the Company continued to implement remediation measures related to the previously disclosed material weakness, including enhancements to documentation, evidencing, monitoring, financial close and reconciliation procedures, information technology general controls, and controls over certain third party and digital payments activities. These remediation activities resulted in changes to the Company’s internal control over financial reporting during the quarter. Other than such remediation measures, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1: Legal Proceedings
On May 7, 2026, First-Citizens Bank & Trust Company d/b/a Silicon Valley Bank ("SVB") filed a complaint against Patriot Bank, N.A. in the United States District Court for the Southern District of New York (Case No. 1:26-cv-3810) arising from a dispute concerning ownership and servicing of certain credit card receivables. The Court denied SVB’s request for a temporary restraining order and its initial and renewed motions for a preliminary injunction in May and July 2026.
Patriot has also asserted claims against SVB, its servicer, Carmel, and certain affiliates of the program manager arising from the same underlying circumstances, seeking damages, declaratory relief and other appropriate relief.
In October 2026, the Court granted in part and denied in part the parties’ respective motions to dismiss. The Court dismissed all of SVB’s claims relating to the credit card receivables carried as loans held for sale on the Bank’s balance sheet. SVB’s remaining claim does not challenge Patriot’s ownership of the held-for-sale receivables. The Court also dismissed certain of Patriot’s claims against SVB, while permitting Patriot’s claim relating to SVB’s alleged role in concealing Parker Group’s insolvency from Patriot, as well as Patriot’s claim for declaratory relief, to proceed. On October 27, 2026, the Court issued an opinion explaining its rulings. The litigation remains ongoing.
Item 1A: Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.
Failure to meet Nasdaq’s continued listing standards could result in delisting of our common stock.
As described in Part II, Item 5, we received notice that we did not meet Nasdaq’s minimum bid price requirement. Our relatively small market capitalization and trading volume may make our common stock more susceptible to price volatility and could make continued compliance with Nasdaq’s listing standards more difficult. We cannot assure that we will regain or maintain compliance with Nasdaq’s continued listing standards in the 180-day compliance period or any applicable extensions, which may result in delisting of our common stock. Delisting could adversely affect the liquidity and market price of our common stock and our ability to raise capital.
Item 5: Other Information
Nasdaq Minimum Bid Price Notice
On November 10, 2026, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company did not satisfy the minimum bid price requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notice was based on the closing bid price of the Company’s common stock being below $1.00 per share for 30 consecutive business days, from September 29 through November 9, 2026.
The notice has no immediate effect on the listing or trading of the Company’s common stock. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial 180-calendar-day compliance period, ending May 10, 2027, to regain compliance. To regain compliance, the closing bid price must be at least $1.00 per share for a minimum of ten consecutive business days during that period, subject to Nasdaq’s discretion to require a longer period. If the Company does not regain compliance, it may qualify for an additional compliance period subject to applicable Nasdaq requirements; otherwise, its common stock would be subject to delisting. There can be no assurance that the Company will regain compliance within the applicable period.

ITEM 6: Exhibits
The exhibits marked with the section symbol (#) are interactive data files.

No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 9, 2025)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 19, 2025)
10.1	Form of Subordinated Note Purchase Agreement, dated as of September 16, 2026, by and among Patriot National Bancorp, Inc. and the several Purchasers identified therein
10.2	Form of Securities Purchase Agreement, dated as of September 23, 2026, by and among Patriot National Bancorp , Inc. and the Investors.
31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31(2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certifications

101.INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Schema Document

101.CAL#	Inline XBRL Calculation Linkbase Document

101.LAB#	Inline XBRL Labels Linkbase Document

101.PRE#	Inline XBRL Presentation Linkbase Document

101.DEF#	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL and contained in Exhibit 101)
The exhibits marked with the section symbol (#) are interactive data files.
*The certification is being furnished and shall not be deemed filed.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2026	Patriot National Bancorp, Inc. (Registrant)

	By:	/s/ Carlos P. Salas
Carlos P. Salas
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Steven Sugarman
Steven Sugarman
President and Chief Executive Officer
(Principal Executive Officer)